Form 10-Q
period 2000-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2000-05-11
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429



                                    FORM 10-Q

(Mark One)

[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from                          to
                                           -------------------------------------

                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-3028464
  -------------------------                          ---------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                271 Main Street, Harleysville, Pennsylvania 19438
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 256-8828
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Common Stock, $.01 Par Value, 2,272,618 as of May 8, 2000

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                 AND SUBSIDIARY

                                      Index

                                                                         PAGE(S)

Part I    FINANCIAL INFORMATION

   Item 1.   Financial Statements

       Consolidated Statements of Financial Condition as of
       March 31, 2000 (unaudited) and September 30, 1999                    1

       Consolidated Statements of Income for the Three and Six
       Months Ended March 31, 2000 and 1999 (unaudited)                     2

       Consolidated Statements of Stockholders' Equity for the Six
       Months Ended March 31, 2000 (unaudited)                              3

       Consolidated Statements of Cash Flows for the Six Months
       Ended March 31, 2000 and 1999 (unaudited)                            4

       Notes to Consolidated Financial Statements                         5 - 8

   Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9 - 10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk     11



Part II    OTHER INFORMATION

              Item 1. - 6.                                                  12

              Signatures                                                    13

                              Harleysville Savings Financial Corporation
                            Consolidated Statements of Financial Condition

                                                                      March 31,         September 30,
                                                                        2000                1999
                                                                    -------------      -------------
                                                                     (unaudited)

Assets

Cash and amounts due from depository institutions .............     $     988,320      $   1,273,990
Interest bearing deposits in other banks ......................         4,126,152          2,681,828
                                                                    -------------      -------------
     Total cash and cash equivalents ..........................         5,114,472          3,955,818
Investment securities held to maturity (fair value -
        March 31, $62,752,000; September 30, $59,201,000) .....        65,493,413         61,014,582
Investment securities available-for-sale at fair value ........         4,990,379          3,201,932
Mortgage-backed securities held to maturity (fair value -
        March 31, $113,216,000; September 30, $114,497,000) ...       116,873,189        116,778,337
Mortgage-backed securities available-for-sale at fair value ...         7,569,338          7,915,919
Loans receivable (net of allowance for loan losses -
        March 31, $2,038,068; September 30, $2,040,000) .......       256,186,077        252,259,611
Accrued interest receivable:
  Investments and interest-bearing deposits ...................           972,152            863,305
  Mortgage-backed securities ..................................           694,871            685,581
  Loans receivable ............................................         1,318,285          1,346,223
Federal Home Loan Bank stock - at cost ........................         6,880,400          6,472,900
Office properties and equipment ...............................         4,548,954          4,677,886
Deferred income taxes .........................................           357,892            304,060
Prepaid expenses and other assets .............................           560,083            371,568
                                                                    -------------      -------------
TOTAL ASSETS ..................................................     $ 471,559,505      $ 459,847,722
                                                                    =============      =============

Liabilities and Stockholders' Equity
Liabilities:

     Deposits .................................................     $ 308,474,593      $ 303,660,099
     Advances from Federal Home Loan Bank .....................       128,876,107        125,179,928
     Accrued interest payable .................................           883,619            601,813
     Advances from borrowers for taxes and insurance ..........         2,516,149            874,167
     Accounts payable and accrued expenses ....................           523,574            569,068
                                                                    -------------      -------------
Total liabilities .............................................       441,274,042        430,885,075
                                                                    -------------      -------------

Commitments
Stockholders' equity:

     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       March 31, 2000, 2,271,618; September 30, 1999, 2,256,750            22,716             22,568
     Paid-in capital in excess of par .........................         6,961,092          6,829,794
     Treasury stock, at cost (10,000 shares) ..................          (141,250)
     Retained earnings - partially restricted .................        23,648,158         22,211,041
     Accumulated other comprehensive loss .....................          (205,253)          (100,756)
                                                                    -------------      -------------
Total stockholders' equity ....................................        30,285,463         28,962,647
                                                                    -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................     $ 471,559,505      $ 459,847,722
                                                                    =============      =============

See notes to consolidated financial statements.

                                Harleysville Savings Financial Corporation
                                    Consolidated Statements of Income

                                             For the Three Months Ended        For the Six Months Ended
                                                       March 31,                        March 31,
                                             ---------------------------     ---------------------------
                                                 2000            1999            2000             1999
                                             -----------     -----------     -----------     -----------
INTEREST INCOME:                                      (unaudited)                  (unaudited)
  Interest on mortgage loans ...........     $ 3,665,955     $ 3,698,049     $ 7,311,301     $ 7,469,411
  Interest on mortgage-backed securities       2,101,994       1,412,377       4,164,588       2,634,605
  Interest on consumer and other loans .       1,108,944       1,115,261       2,213,008       2,236,089
  Interest and dividends on investments        1,271,086       1,087,384       2,527,885       2,271,482
                                             -----------     -----------     -----------     -----------
Total interest income ..................       8,147,979       7,313,071      16,216,782      14,611,587
                                             -----------     -----------     -----------     -----------
Interest Expense:

  Interest on deposits .................       3,627,276       3,464,382       7,238,102       7,119,512
  Interest on borrowings ...............       1,900,420       1,499,971       3,785,856       2,942,149
                                             -----------     -----------     -----------     -----------
Total interest expense .................       5,527,696       4,964,353      11,023,958      10,061,661
                                             -----------     -----------     -----------     -----------
Net Interest Income ....................       2,620,283       2,348,718       5,192,824       4,549,926
Provision for loan losses ..............            --             2,521            --             7,428
                                             -----------     -----------     -----------     -----------
Net Interest Income after Provision
  for Loan Losses ......................       2,620,283       2,346,197       5,192,824       4,542,498
                                             -----------     -----------     -----------     -----------
Other Income:

  Other income .........................         121,335         104,917         223,805         229,510
                                             -----------     -----------     -----------     -----------
Total other income .....................         121,335         104,917         223,805         229,510
                                             -----------     -----------     -----------     -----------
Other Expenses:

  Salaries and employee benefits .......         684,311         600,983       1,332,555       1,170,225
  Occupancy and equipment ..............         246,537         303,040         496,769         603,660
  Deposit insurance premiums ...........          16,014          43,988          60,719          86,487
  Other ................................         367,957         294,232         720,747         575,277
                                             -----------     -----------     -----------     -----------
Total other expenses ...................       1,314,819       1,242,243       2,610,790       2,435,649
                                             -----------     -----------     -----------     -----------
Income before Income Taxes .............       1,426,799       1,208,871       2,805,839       2,336,359
Income tax expense .....................         439,400         385,000         870,400         732,000
                                             -----------     -----------     -----------     -----------
Net Income .............................     $   987,399     $   823,871     $ 1,935,439     $ 1,604,359
Basic Earnings Per Share ...............     $      0.44     $      0.37     $      0.86     $      0.42
Diluted Earnings Per Share .............     $      0.43     $      0.36     $      0.85     $      0.42
Dividends Per Share ....................     $      0.11     $      0.09     $      0.22     $      0.18

See notes to consolidated financial statements.

                                             Harleysville Savings Financial Corporation
                                                 Statements of Stockholders' Equity


                                                                Paid                       Retained      Accumulated
                                                               Capital                     Earnings-       Other          Total
                                                Common        in Excess      Treasury      Partially    Comprehensive  Stockholders'
                                                 Stock         of Par          Stock       Restricted       Loss          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 ...........    $    22,568    $ 6,829,794    $      --      $22,211,041   $  (100,756)    28,962,647
                                             ===========    ===========    ===========    ===========   ===========    ===========

Net Income ..............................                                                   1,935,439                    1,935,439
Issuance of Common Stock ................            148        131,298                                                    131,446
Dividends - $.11 per share ..............                                                    (498,322)                    (498,322)
Treasury stock purchased (10,000) .......                                     (141,250)                                   (141,250)
Unrealized holding loss on available-for-
 sale securities net of tax .............                                                                  (104,497)      (104,497)
                                             -----------    -----------    -----------    -----------   -----------     ----------

Balance at March 31,2000 ................    $    22,716    $ 6,961,092    $  (141,250)   $23,648,158   $  (205,253)    30,285,463
                                             ===========    ===========    ===========    ===========   ===========    ===========



See notes to consolidated financial statements.

                             Harleysville Savings Financial Corporation
                                Consolidated Statements of Cash Flows

                                                                         Six Months Ended March 31,
                                                                       -----------------------------
                                                                            2000             1999
                                                                       ------------     ------------
Operating Activities: .............................................             (unaudited)
Net Income ........................................................    $  1,935,439     $  1,604,359
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for loan losses .....................................            --              7,428
    Depreciation ..................................................         221,109          161,113
    Amortization of deferred loan fees ............................         (65,080)        (196,839)
Changes in assets and liabilities which provided (used) cash:

    Increase in deferred income taxes .............................        (107,664)         (22,946)
    Increase in accounts payable and accrued
      expenses and income taxes payable ...........................         (45,494)         (62,683)
    Increase in prepaid expenses and other assets .................        (188,515)        (673,881)
    Decrease (increase) in accrued interest receivable ............          90,199          (47,475)
    Increase in accrued interest payable ..........................         281,806           34,910
                                                                       ------------     ------------
Net cash provided in operating activities .........................       2,121,800          803,986
                                                                       ------------     ------------

Investing Activities:

Purchase of investment securities held to maturity ................      (5,984,732)     (36,835,031)
Proceeds from maturities of investment securities held to maturity        1,525,000       30,485,753
Purchase of investment securities available for sale ..............      (1,879,410)            --
Purchase of FHLB stock ............................................        (407,500)        (490,500)
Long-term loans originated or acquired ............................     (25,055,092)     (34,792,361)
Purchase of mortgage-backed securities held to maturity ...........      (6,589,900)     (36,227,328)
Principal collected on long-term loans & mortgage-backed securities      27,876,136       48,379,986
Purchases of premises and equipment ...............................         (92,177)         (64,150)
                                                                       ------------     ------------
Net cash used by investing activities .............................     (10,607,675)     (29,543,631)
                                                                       ------------     ------------

Financing Activities:

Net (decrease) increase in demand deposits, NOW accounts and
    savings accounts ..............................................      (5,525,957)      11,124,903
Net increase (decrease) in certificates of deposit ................      10,340,451       (8,758,868)
Cash dividends ....................................................        (498,322)        (402,630)
Net increase in FHLB advances .....................................       3,696,179        9,810,740
Purchase of treasury stock ........................................        (141,250)
Net proceeds from issuance of stock ...............................         131,446          155,739
Net increase in advances from borrowers for taxes & insurance .....       1,641,982        2,171,769
                                                                       ------------     ------------
Net cash provided by financing activities .........................       9,644,529       14,101,653
                                                                       ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................       1,158,654      (14,637,992)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....................       3,955,818       18,873,926
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................    $  5,114,472     $  4,235,934
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes ..................................................    $    871,500     $    882,176
    Interest expense ..............................................      10,742,152       10,026,751

See notes to consolidated financial statements

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements of Harleysville Savings Financial Corporation (the "Company"), a bank holding company, of which Harleysville Savings Bank is a wholly owned subsidiary, have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective October 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to stockholders' equity. Comprehensive income for the three month periods ended March 31, 2000 and 1999, was approximately $883,000 and $814,000, respectively. For the six month periods ended March 31, 2000 and 1999, was approximately $1.7 million and $1.6 million, respectively.

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                               March 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                                                           Gross            Gross
                                                         Amortized      Unrealized       Unrealized       Approximate
                                                           Cost            Gain            Losses          Fair Value
---------------------------------------------------------------------------------------------------------------------
U.S. Government agencies

      Due after 2 years through 5 years ...........   $ 13,500,000                     $   (499,000)    $ 13,001,000
      Due after 5 years through 10 years ..........     20,980,763                       (1,453,763)      19,527,000
      Due after 10 years through 15 years .........     19,402,299    $     54,688         (850,987)      18,606,000
Tax Exempt Obligations

      Due after 10 years through 15 years .........        828,566           6,434                           835,000
      Due after 15 years ..........................     10,781,785          94,590          (93,375)      10,783,000
                                                      ------------    ------------     ------------     ------------

Total Investment Securities .......................   $ 65,493,413    $    155,712     $ (2,897,125)    $ 62,752,000
                                                      ============    ============     ============     ============

                                                                               September 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                           Gross            Gross
                                                         Amortized      Unrealized       Unrealized       Approximate
                                                           Cost            Gain            Losses          Fair Value
---------------------------------------------------------------------------------------------------------------------
U.S. Government agencies

      Due after 3 years through 5 years .             $ 11,500,000                     $   (246,000)    $ 11,254,000
      Due after 5 years through 10 years                25,002,578    $      1,281       (1,113,859)      23,890,000
      Due after 10 years through 15 years               16,389,395          53,218         (491,613)      15,951,000
Tax Exempt Obligations

      Due after 15 years ................                8,122,609          84,835         (101,444)       8,106,000
                                                      ------------    ------------     ------------     ------------

Total Investment Securities .............             $ 61,014,582    $    139,334     $ (1,952,916)    $ 59,201,000
                                                      ============    ============     ============     ============

U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are called periodically by the issuing agency. These structured notes were comprised of step-up bonds with par values of $998,000 at March 31, 2000 and September 30, 1999.

The Company has the positive intent and the ability to hold these securities to maturity. At March 31, 2000, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of investment securities is as follows:

                                                            March 31, 2000
--------------------------------------------------------------------------------------------------
                                                        Gross            Gross
                                      Amortized      Unrealized       Unrealized       Approximate
                                        Cost            Gain            Losses          Fair Value
--------------------------------------------------------------------------------------------------
ARM Mutual Funds                   $ 5,033,982     $          -     $    (43,603)    $  4,990,379
                                   ------------    ------------     ------------     ------------
Total Investment Securities        $ 5,033,982     $          -     $    (43,603)    $  4,990,379
                                   ===========     ============     ============     ============
                                                             September 30, 1999
--------------------------------------------------------------------------------------------------
                                                        Gross            Gross
                                      Amortized      Unrealized       Unrealized       Approximate
                                        Cost            Gain            Losses          Fair Value
--------------------------------------------------------------------------------------------------
ARM Mutual Funds                   $ 3,242,085     $          -     $    (40,153)    $ 3,201,932
                                   ------------    ------------     ------------     ------------
Total Investment Securities        $ 3,242,085     $          -     $    (40,153)     $ 3,201,932
                                   ===========     ============     ============      ===========

4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                 March 31, 2000
-----------------------------------------------------------------------------------------------------
                                                           Gross            Gross
                                         Amortized      Unrealized       Unrealized       Approximate
                                           Cost            Gain            Losses          Fair Value
-----------------------------------------------------------------------------------------------------
Collateralized mortgage obligations    $ 48,063,533    $     13,663    $ (1,199,196)    $ 46,878,000
FHLMC pass-through certificates ...      10,828,319           5,468        (246,787)      10,587,000
FNMA pass-through certificates ....      22,668,559          15,875      (1,020,434)      21,664,000
GNMA pass-through certificates ....      35,312,778            --        (1,225,778)      34,087,000
                                       ------------    ------------    ------------     ------------
Total Mortgage-backed Securities ..    $116,873,189    $     35,006    $ (3,692,195)    $113,216,000
                                       ============    ============    ============     ============

                                                                 September 30, 1999
-----------------------------------------------------------------------------------------------------
                                                           Gross            Gross
                                         Amortized      Unrealized       Unrealized       Approximate
                                           Cost            Gain            Losses          Fair Value
-----------------------------------------------------------------------------------------------------
Collateralized mortgage obligations    $ 43,559,590    $     96,166    $   (908,756)    $ 42,747,000
FHLMC pass-through certificates ...       9,136,261          52,811         (94,072)       9,095,000
FNMA pass-through certificates ....      26,224,652          79,902        (710,554)      25,594,000
GNMA pass-through certificates ....      37,857,834          22,070        (818,904)      37,061,000
                                       ------------    ------------    ------------     ------------
Total Mortgage-backed Securities ..    $116,778,337    $    250,949    $ (2,532,286)    $114,497,000
                                       ============    ============    ============     ============

5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                            March 31, 2000
------------------------------------------------------------------------------------------------
                                                        Gross            Gross
                                      Amortized      Unrealized       Unrealized     Approximate
                                        Cost            Gain            Losses        Fair Value
------------------------------------------------------------------------------------------------
FHLMC pass-through certificates     $2,986,957    $        --    $ (176,648)       $2,810,309
GNMA  pass-through certificates      4,849,767             --       (90,738)        4,759,029
                                    ----------    -----------    ----------        ----------
Total Mortgage-backed Securities    $7,836,724    $        --    $ (267,386)       $7,569,338
                                    ==========    ===========    ==========        ==========
                                                           September 30, 1999
--------------------------------------------------------------------------------------------------
                                                        Gross            Gross
                                      Amortized      Unrealized       Unrealized     Approximate
                                        Cost            Gain            Losses        Fair Value
--------------------------------------------------------------------------------------------------
FHLMC pass-through certificates     $ 3,125,446    $      --       $  (101,662)    $ 3,023,784
GNMA  pass-through certificates       4,902,981        (10,846)      4,892,135
                                    -----------    -----------     -----------     ----------- -
Total Mortgage-backed Securities    $ 8,028,427    $      --       $  (112,508)    $ 7,915,919
                                    ===========    ===========     ===========     ===========

6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                               March 31, 2000    September 30, 1999
                                               -------------     ------------------
Residential Mortgages ...................      $ 197,751,986       $ 195,126,790
Commercial Mortgages ....................            757,041             766,627
Construction ............................          5,807,508           3,885,232
Education ...............................          3,226,079           1,347,591
Savings Account .........................            514,560             535,036
Home Equity .............................         46,993,649          49,240,261
Automobile and other ....................            606,038             660,504
Line of Credit ..........................          7,182,598           7,175,891
                                               -------------       -------------
Total ...................................        262,839,459         258,737,932
  Undisbursed portion of loans in process         (2,679,234)         (2,533,342)
  Deferred loan fees ....................         (1,936,080)         (1,904,979)
  Allowance for loan losses .............         (2,038,068)         (2,040,000)
                                               -------------       -------------
Loans receivable - net ..................      $ 256,186,077       $ 252,259,611
                                               =============       =============

The total amount of loans being serviced for the benefit of others was approximately $7.1 million and $7.6 million at March 31, 2000 and September 30, 1999, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                    Six Months Ended March 31,
                                    --------------------------
                                      2000              1999
Balance, beginning of period      $ 2,040,000       $ 2,040,000
  Provision for loan losses              --               7,428
  Amounts charged off, net .           (1,932)          (12,428)
                                  -----------       -----------
Balance, end of period .....      $ 2,038,068       $ 2,035,000
                                  ===========       ===========

7.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                               March 31, 2000     September 30, 1999
                                               --------------     ------------------
Land and buildings .....................        $ 4,155,083         $ 4,139,005
Furniture, fixtures and equipment ......          2,816,921           2,740,822
Automobiles ............................             52,263              52,263
                                                -----------         -----------
Total ..................................          7,024,267           6,932,090
  Less accumulated depreciation ........         (2,475,313)         (2,254,204)
                                                -----------         -----------
Net ....................................        $ 4,548,954         $ 4,677,886
                                                ===========         ===========

8.  DEPOSITS

Deposits are summarized as follows:

                                              March 31, 2000      September 30, 1999
                                              --------------      ------------------
NOW accounts .........................         $ 11,768,438         $ 11,811,986
Checking accounts ....................            5,493,725            5,372,003
Money Market Demand accounts .........           48,973,254           54,490,438
Passbook and Club accounts ...........            2,619,741            2,706,688
Certificate accounts .................          239,619,435          229,278,984
                                               ------------         ------------
Total deposits .......................         $308,474,593         $303,660,099
                                               ============         ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2000 amounted to approximately $15.2 million.

9.  COMMITMENTS

At March 31, 2000, the following commitments were outstanding:

Origination of fixed-rate mortgage loans                            $  1,479,245
Origination of adjustable-rate mortgage loans                          3,361,870
Unused line of credit loans                                            9,770,767
Loans in process                                                       2,679,234
                                                                    ------------

Total                                                               $ 17,291,116
                                                                    ============

10.  DIVIDEND

On April 26, 2000, the Board of Directors declared a cash dividend of $.11 per share payable on May 24, 2000 to the stockholders' of record at the close of business on May 10, 2000.

11.  EARNINGS PER SHARE

The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding.

The following average shares were used for the computation of earnings per share:

               For the Three Months Ended              For the Six Months Ended
                        March 31,                               March 31,
            --------------------------------       ------------------------------------
               2000                  1999            2000                       1999
            ---------              ---------       ---------                  ---------
Basic       2,268,324              2,241,013       2,264,202                  2,238,379
Diluted     2,290,210              2,291,475       2,287,141                  2,300,738

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Changes in Financial Position for the Six-Month Period Ended March 31, 2000
---------------------------------------------------------------------------

Total assets at March 31, 2000 were $471.6 million, an increase of $11.8 million or 2.6% for the six-month period. The increase was primarily the result of an increase in loans receivable of $3.9 million and an increase in investment securities held to maturity of $4.5 million. The remainder of the increase was due to the purchase of investment securities available for sale of $1.8 and the increase of cash and cash equivalents of approximately $1.1 million.

During the six-month period ended March 31, 2000, total deposits increased by $4.8 million to $308.5 million. Advances from borrowers for taxes and insurance also increased by $1.6 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $3.7 million, which was used to fund the purchase of investment securities and maintain adequate cash for the Company's loan growth. The increase in the accrued interest payable was a direct result of the increased balance in the advances from Federal Home Loan Bank.

Comparisons of Results of Operations for the Three-Month  and Six-Month  Periods
--------------------------------------------------------------------------------
Ended March 31, 2000 with the Three and Six-Month Periods Ended March 31, 1999.
-------------------------------------------------------------------------------

Net Interest Income
-------------------

The increase in the net interest income for the three and six month periods ended March 31, 2000 when compared to the same periods in 1999 can be attributed to the increase in the interest rate spread. The interest rate spread increased from 1.90% for the three-month period ended March 31, 1999 to 1.95% for the comparable period ended March 31, 2000. For the six-month period ended March 31, 1999, the interest rate spread increased from 1.85% to 1.95% for the comparable period ended March 31, 2000. This increase can also be attributed to the average balance of interest-earning assets increasing from $419.1 and $415.6 million for the three and six month periods ended March 31, 1999, respectively, to $459.8 and $457.8 million for the comparable periods ended March 31, 2000.

Total interest income was $8.2 million for the three-month period ended March 31, 2000 compared to $7.3 million for the comparable period in 1999. For the six month period ended March 31, 2000, total interest income was $16.2 million compared to $14.6 million for the comparable period in 1999. The increase is the result of the increased average balance of interest-earning assets and increased average yield for the interest-earning assets to 7.09% and 7.08% for the three and six-month period ended March 31, 2000, respectively from 6.98% and 7.03% for the comparable periods in 1999.

Total interest expense increased to $5.5 million for the three-month period ended March 31, 2000 from $5.0 million for the comparable period in 1999. For the six-month period ended March 31, 2000, total interest expense increased to $11.0 million from $10.1 million for the comparable period in 1999. These increases occurred as a result of an increase in the average interest-bearing liabilities from $391.3 million and $388.7 for the three and six month periods ended March 31, 1999, respectively, to $430.6 and $429.3 million for the comparable period ended March 31, 2000.

Other Income
------------

Other income increased to $121,000 for the three-month period ended March 31, 2000 from $105,000 for the comparable period in 1999. For the six-month period ended March 31, 2000, other income decreased to $224,000 from $230,000 for the comparable period in 1999. The three-month increase is due to an increase in the fee generating services offered by the Company. The six-month decrease is due to a reduction in the number of mortgage late charges and fewer disability and life insurance fees.

Other Expenses
--------------

During the quarter ended March 31, 2000, other expenses increased by $73,000 or 5.8% to $1.3 million when compared to the same period in 1999. For the six month period ended March 31, 2000, other expenses increased by $175,000 or 7.19% compared to the comparable period in 1999. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 1999. The annualized ratio of expenses to average assets for the three and six month periods ended March 31, 2000 was 1.12%.

Income Taxes
------------

The Company made provisions for income taxes of $439,000 and $870,000 for the three and six-month periods ended March 31, 2000, respectively, compared to $385,000 and $732,000 for the comparable periods in 1999. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources
-------------------------------

The Company's net income for the quarter ended March 31, 2000 of $987,000 increased stockholder's equity to $30.3 million or 6.4% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                                   (in thousands)
                                                     Leveraged                       Risk-based
                                                 ------------------             ------------------
         Actual regulatory capital               $30,462       6.4%             $32,500      15.6%
         Minimum required regulatory capital      18,864       4.0%              16,683       8.0%
                                                 -------       ---              -------       ---
         Excess capital                          $11,598       2.4%             $15,871       7.6%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 42.4% at March 31, 2000 compared to 42.0% at September 30, 1999.

As of March 31, 2000, the Company had $17.3 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts which are scheduled to mature during the 12 months ending March 31, 2001 is $168 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Company's asset and liability management policies seek to increase the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company's interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company's overall vulnerability to increases in interest rates, the Company remains vulnerable to material and prolonged increases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets.

The authority and responsibility for interest rate management is vested in the Company's Board of Directors. The Chief Executive Officer implements the Board of Directors' policies during the day-to-day operations of the Company. Each month, the Chief Executive Officer presents the Board of Directors with a report which outlines the Company's asset and liability "gap" position in various time periods. The "gap" is the difference between interest-earning assets and interest-bearing liabilities which mature or reprice over a given time period. He also meets weekly with the Company's other senior officers to review and establish policies and strategies designed to regulate the Company's flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company's assets.

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2000, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The following table does not necessarily indicate the impact of general interest rate movements on Harleysville Savings' net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.

                                                     1 Year           1 to 3          3 to 5           Over 5
                                                     or less          Years            Years           Years           Total
                                                    ---------       ---------       ---------        ---------       ---------
Interest-earning assets

Mortgage loans ...............................      $  44,933       $  25,851       $  20,645        $ 105,831       $ 197,260
Mortgage-backed securities ...................         44,494          19,947          12,381           47,977         124,799

Consumer and other loans .....................         26,313          17,194           9,776            6,462          59,745
Investment securities and other investments ..         16,947           2,500          11,000           52,030          82,477
                                                    ---------       ---------       ---------        ---------       ---------

Total interest-earning assets ................        132,687          65,492          53,802          212,300         464,281
                                                    ---------       ---------       ---------        ---------       ---------

Interest-bearing liabilities

   Passbook and Club accounts ................           --              --              --             17,262          17,262

   NOW accounts ..............................           --              --              --              2,620           2,620

   Money Market Deposit accounts .............           --              --              --             27,143          27,143

   Choice Savings ............................          5,458            --              --             16,373            --

   Certificate accounts ......................        167,730          63,240           8,649             --           239,619

   Borrowed money ............................         46,413          49,123          23,371            9,969         128,876
                                                    ---------       ---------       ---------        ---------       ---------

Total interest-bearing liabilities ...........        219,601         112,363          32,020           73,367         437,351
                                                    ---------       ---------       ---------        ---------       ---------

Repricing GAP during the period ..............      $ (86,914)      $ (46,871)      $  21,782        $ 138,933       $  26,930
                                                    =========       =========       =========        =========       =========

Cumulative GAP ...............................      $ (86,914)      $(133,785)      $(112,003)       $  26,930
                                                    =========       =========       =========        =========

Ratio of GAP during the period to total assets         -18.43%          -9.94%           4.62%           29.46%
                                                    =========       =========       =========        =========

Ratio of cumulative GAP to total assets ......         -18.43%         -28.37%         -23.75%            5.71%
                                                     ========       =========       =========        =========

Part II  OTHER INFORMATION

              Item 1-5.   Not applicable.
                          ---------------

              Item 6.     Exhibits and Reports on Form 8-K

                          Financial Data Schedule Exhibit 27.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date:  May 8, 2000              By:   /s/ Edward J. Molnar
                                      --------------------
                                      Edward J. Molnar
                                      President and Chief Executive Officer

Date:  May 8, 2000              By:   /s/ Brendan J. McGill
                                      ---------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer