Form 10-Q
period 2000-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2000-08-08
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            June 30, 2000
                                          ----------------------------------

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ---------------

                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-3028464
-------------------------------                      --------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 2,281,663 as of August 2, 2000

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index
                                      -----


                                                                         PAGE(S)
                                                                         -------

Part I    FINANCIAL INFORMATION
   Item 1.   Financial Statements

             Consolidated Statements of Financial Condition as of
             June 30, 2000 (unaudited) and September 30, 1999                1

             Consolidated Statements of Income for the Three and Nine
             Months Ended June 30, 2000 and 1999 (unaudited)                 2

             Consolidated Statements of Stockholders' Equity for the Nine
             Months Ended June 30, 2000 (unaudited)                          3

             Consolidated Statements of Cash Flows for the Nine Months
             Ended June 30, 2000 and 1999 (unaudited)                        4

             Notes to Consolidated Financial Statements                     5-8

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk    10-11

Part II    OTHER INFORMATION

              Item 1. - 6.                                                   12

              Signatures                                                     13

                   Harleysville Savings Financial Corporation
                 Consolidated Statements of Financial Condition


                                                                         June 30,              September 30,
                                                                           2000                    1999
                                                                   ---------------------   ----------------------
                                                                       (unaudited)

Assets
Cash and amounts due from depository institutions                           $ 1,006,640              $ 1,273,990
Interest bearing deposits in other banks                                      3,035,288                2,681,828
                                                                   ---------------------   ----------------------
     Total cash and cash equivalents                                          4,041,928                3,955,818
Investment securities held to maturity (fair value -
        June 30, $66,373,000; September 30, $59,201,000)                     69,003,313               61,014,582
Investment securities available-for-sale at fair value                        3,395,090                3,201,932
Mortgage-backed securities held to maturity (fair value -
        June 30, $111,211,000; September 30, $114,497,000)                  114,319,627              116,778,337
Mortgage-backed securities available-for-sale at fair value                   7,464,391                7,915,919
Loans receivable (net of allowance for loan losses -
        June 30, $2,038,000; September 30, $2,040,000)                      263,433,574              252,259,611
Accrued interest receivable:
  Investments and interest-bearing deposits                                   1,066,551                  863,305
  Mortgage-backed securities                                                    697,503                  685,581
  Loans receivable                                                            1,370,294                1,346,223
Federal Home Loan Bank stock - at cost                                        6,880,400                6,472,900
Office properties and equipment                                               4,511,318                4,677,886
Deferred income taxes                                                           351,550                  304,060
Prepaid expenses and other assets                                             1,207,149                  371,568
                                                                   ---------------------   ----------------------
TOTAL ASSETS                                                              $ 477,742,688            $ 459,847,722
                                                                   =====================   ======================

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                             $ 312,469,857            $ 303,660,099
     Advances from Federal Home Loan Bank                                   129,158,065              125,179,928
     Accrued interest payable                                                 1,049,490                  601,813
     Advances from borrowers for taxes and insurance                          3,867,499                  874,167
     Accounts payable and accrued expenses                                      564,542                  569,068
                                                                   ---------------------   ----------------------
Total liabilities                                                           447,109,453              430,885,075
                                                                   ---------------------   ----------------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       June 30, 2000, 2,279,663; September 30, 1999, 2,256,750                   22,797                   22,568
     Paid-in capital in excess of par                                         7,061,986                6,829,794
     Treasury stock, at cost (44,200 shares)                                   (627,194)
     Retained earnings - partially restricted                                24,368,589               22,211,041
     Accumulated other comprehensive loss                                      (192,943)                (100,756)
                                                                   ---------------------   ----------------------
Total stockholders' equity                                                   30,633,235               28,962,647
                                                                   ---------------------   ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  477,742,688            $ 459,847,722
                                                                   =====================   ======================

See notes to unaudited consolidated financial statements.

    Harleysville Savings Financial Corporation
        Consolidated Statements of Income


                                           For the Three Months Ended  For the Nine Months Ended
                                                    June 30,                    June 30,
                                           --------------------------  -------------------------
                                              2000           1999          2000          1999
                                              ----           ----          ----          ----
                                                  (unaudited)                  (unaudited)

INTEREST INCOME:
  Interest on mortgage loans               $ 3,821,029   $ 3,708,879   $11,132,330   $11,178,290
  Interest on mortgage-backed securities     2,097,961     1,577,262     6,262,549     4,211,867
  Interest on consumer and other loans       1,135,378     1,127,426     3,348,385     3,363,515
  Interest and dividends on investments      1,319,212     1,054,954     3,847,098     3,326,436
                                           -----------   -----------   -----------   -----------
Total interest income                        8,373,580     7,468,521    24,590,362    22,080,108
                                           -----------   -----------   -----------   -----------
Interest Expense:
  Interest on deposits                       3,835,720     3,526,639    11,073,821    10,646,151
  Interest on borrowings                     1,873,866     1,480,498     5,659,723     4,422,647
                                           -----------   -----------   -----------   -----------
Total interest expense                       5,709,586     5,007,137    16,733,544    15,068,798
                                           -----------   -----------   -----------   -----------

Net Interest Income                          2,663,994     2,461,384     7,856,818     7,011,310
Provision for loan losses                         --           5,000          --          12,428
                                           -----------   -----------   -----------   -----------
Net Interest Income after Provision
  for Loan Losses                            2,663,994     2,456,384     7,856,818     6,998,882
                                           -----------   -----------   -----------   -----------
Other Income:
  Other income                                 126,284       107,007       350,089       336,517
                                           -----------   -----------   -----------   -----------
Total other income                             126,284       107,007       350,089       336,517
                                           -----------   -----------   -----------   -----------
Other Expenses:
  Salaries and employee benefits               691,330       602,649     2,023,886     1,772,874
  Occupancy and equipment                      254,132       296,774       750,901       900,434
  Deposit insurance premiums                    15,775        43,094        76,494       129,581
  Other                                        406,027       285,273     1,126,773       860,550
                                           -----------   -----------   -----------   -----------
Total other expenses                         1,367,264     1,227,790     3,978,054     3,663,439
                                           -----------   -----------   -----------   -----------

Income before Income Taxes                   1,423,014     1,335,601     4,228,853     3,671,960

Income tax expense                             455,400       423,000     1,325,800     1,155,000
                                           -----------   -----------   -----------   -----------
Net Income                                 $   967,614   $   912,601   $ 2,903,053   $ 2,516,960
                                           ===========   ===========   ===========   ===========

Basic Earnings Per Share                   $      0.43   $      0.40   $      1.29   $      1.12
                                           ===========   ===========   ===========   ===========
Diluted Earnings Per Share                 $      0.43   $      0.40   $      1.28   $      1.10
                                           ===========   ===========   ===========   ===========

Dividends Per Share                        $      0.11   $      0.09   $      0.33   $      0.27
                                           ===========   ===========   ===========   ===========

See notes to unaudited consolidated financial statements.

                   Harleysville Savings Financial Corporation
                       Statements of Stockholders' Equity

                                                            Paid-in                     Retained      Accumulated
                                                            Capital                     Earnings-        Other            Total
                                           Common          in Excess      Treasury      Partially     Comprehensive   Stockholders'
                                           Stock            of Par         Stock        Restricted        Loss           Equity
====================================================================================================================================

Balance at September 30, 1999           $     22,568    $  6,829,794    $       --    $ 22,211,041    $   (100,756)   $ 28,962,647
                                        ------------    ------------    ------------  ------------    ------------    ------------

Net Income                                                                               2,903,053                       2,903,053
Issuance of Common Stock:                        229         232,192                                                       232,421
Dividends - $.11 per share                                                                (745,505)                       (745,505)
Treasury stock purchased                                                    (627,194)                                     (627,194)
Unrealized holding loss on available-
  for-sale securities net of tax                  --              --              --            --         (92,187)        (92,187)
                                        ------------    ------------    ------------  ------------    ------------    ------------

Balance at June 30, 2000                $     22,797       7,061,986    $   (627,194) $ 24,368,589    $   (192,943)   $ 30,633,235
                                        ============    ============    ============  ============    ============    ============

See notes to unaudited consolidated financial statements.

                   Harleysville Savings Financial Corporation
                      Consolidated Statements of Cash Flows

                                                                       Nine Months Ended June 30,
                                                                      ----------------------------
                                                                         2000              1999
                                                                         ----              ----
                                                                               (unaudited)

Operating Activities:
Net Income                                                            $  2,903,053    $  2,516,960
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Provision for loan losses                                               12,428
    Depreciation                                                           326,240         242,252
    Amortization of deferred loan fees                                    (114,024)       (276,921)
Changes in assets and liabilities which provided (used) cash:

    Increase in deferred income taxes                                      (35,587)        (62,119)
    (Increase) decrease in accounts payable and accrued
      expenses and income taxes payable                                     (4,526)        346,654
    Increase in prepaid expenses and other assets                         (715,966)       (324,965)
    Increase in accrued interest receivable                               (239,239)       (103,496)
    Increase (decrease) in accrued interest payable                        447,677         (10,371)
                                                                      ------------    ------------
Net cash provided by operating activities                                2,567,628       2,340,422
                                                                      ------------    ------------

Investing Activities:
Purchase of investment securities held to maturity                      (9,513,731)    (41,834,406)
Proceeds from maturities of investment securities held to maturity       1,525,000      35,475,406
Purchase of investment securities available for sale                      (201,001)     (2,644,623)
Purchase of FHLB stock                                                    (407,500)       (540,500)
Long-term loans originated or acquired                                 (44,788,531)    (47,676,219)
Purchase of mortgage-backed securities held to maturity                 (7,514,846)    (42,523,785)
Principal collected on long-term loans & mortgage-backed securities     43,937,814      67,672,520
Purchases of premises and equipment                                       (159,672)     (1,003,621)
                                                                      ------------    ------------
Net cash used in investing activities                                  (17,122,467)    (33,075,228)
                                                                      ------------    ------------

Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts and
    savings accounts                                                    (5,463,115)     20,815,811
Net increase (decrease) in certificates of deposit                      14,272,873     (10,160,676)
Cash dividends                                                            (745,505)       (604,806)
Net increase (decrease) in FHLB advances                                 3,978,137         881,442
Purchase of treasury stock                                                (627,194)
Net proceeds from issuance of stock                                        232,421         176,944
Net increase in advances from borrowers for taxes & insurance            2,993,332       3,000,563
                                                                      ------------    ------------
Net cash provided by financing activities                               14,640,949      14,109,278
                                                                      ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            86,110     (16,625,528)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           3,955,818      18,873,926
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  4,041,928    $  2,248,398
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                      $  1,311,500    $  1,297,176
    Interest expense                                                    16,285,867      15,079,170
    Noncash transfer from loans to real estate owned                       119,615

See notes to unaudited consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Comprehensive Income - The Bank adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective October 1, 1998.
                   --------------------------------
The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to stockholders' equity. Comprehensive income for the three month periods ended June 30, 2000 and 1999, was approximately $875,000 and $837,000, respectively. For the nine month periods ended June 30, 2000 and 1999, was approximately $2.81 million and $2.4 million, respectively.

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                   June 30, 2000
==========================================================================================================
                                                               Gross           Gross
                                             Amortized      Unrealized       Unrealized     Approximate
                                               Cost            Gain            Losses       Fair Value
==========================================================================================================
U.S. Government agencies
      Due after 2 years through 5 years     $ 13,500,000                   $   (456,000)   $ 13,044,000
      Due after 5 years through 10 years      21,980,038                     (1,447,038)     20,533,000
      Due after 10 years through 15 years     19,411,073   $     54,688        (812,761)     18,653,000
Tax Exempt Obligations
      Due after 10 years through 15 years      1,828,633        (12,633)                      1,816,000
      Due after 15 years                      12,283,569         94,590         (51,159)     12,327,000
                                            ------------   ------------    ------------    ------------

Total Investment Securities                 $ 69,003,313   $    149,278    $ (2,779,591)   $ 66,373,000
                                            ============   ============    ============    ============

                                                               September 30, 1999
==========================================================================================================
                                                               Gross           Gross
                                             Amortized      Unrealized       Unrealized     Approximate
                                               Cost            Gain            Losses       Fair Value
==========================================================================================================
U.S. Government agencies
      Due after 3 years through 5 years     $ 11,500,000                   $   (246,000)   $ 11,254,000
      Due after 5 years through 10 years      25,002,578   $      1,281      (1,113,859)     23,890,000
      Due after 10 years through 15 years     16,389,395         53,218        (491,613)     15,951,000
Tax Exempt Obligations
      Due after 15 years                       8,122,609         84,835        (101,444)      8,106,000
                                            ------------   ------------    ------------    ------------

Total Investment Securities                 $ 61,014,582   $    139,334    $ (1,952,916)   $ 59,201,000
                                            ============   ============    ============    ============

U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are called periodically by the issuing agency. These structured notes were comprised of step-up bonds with par values of $999,000 at June 30, 2000 and September 30, 1999.

The Bank has the positive intent and the ability to hold these securities to maturity. At June 30, 2000, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of investment securities is as follows:

                                                             June 30, 2000
====================================================================================================
                                                       Gross           Gross
                                     Amortized      Unrealized       Unrealized      Approximate
                                       Cost            Gain            Losses        Fair Value
====================================================================================================

ARM Mutual Funds                    $ 3,443,086     $       -       $   (47,996)     $   3,395,090
                                   -------------   ------------    --------------   ---------------
Total Investment Securities         $ 3,443,086     $       -       $   (47,996)     $   3,395,090
                                   =============   ============    ==============   ===============

                                                          September 30, 1999
====================================================================================================
                                                       Gross           Gross
                                     Amortized      Unrealized       Unrealized     Approximate
                                       Cost            Gain            Losses       Fair Value
====================================================================================================

ARM Mutual Funds                    $  3,242,085    $       -       $   (40,153)     $  3,201,932
                                   --------------  ------------    --------------   --------------
Total Investment Securities         $  3,242,085    $       -       $   (40,153)     $  3,201,932
                                   ==============  ============    ==============   ==============

4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                              June 30, 2000
====================================================================================================
                                                          Gross         Gross
                                        Amortized      Unrealized     Unrealized     Approximate
                                          Cost            Gain          Losses       Fair Value
====================================================================================================
Collateralized mortgage obligations   $ 48,129,343   $    250,575   $ (1,174,918)   $ 47,205,000
FHLMC pass-through certificates         10,348,940          9,498       (213,438)     10,145,000
FNMA pass-through certificates          21,988,129         18,049       (902,178)     21,104,000
GNMA pass-through certificates          33,853,215           --       (1,096,215)     32,757,000
                                      ------------   ------------   ------------    ------------
Total Mortgage-backed Securities      $114,319,627   $    278,122   $ (3,386,749)   $111,211,000
                                      ============   ============   ============    ============

                                                           September 30, 1999
=====================================================================================================
                                                          Gross         Gross
                                        Amortized      Unrealized     Unrealized     Approximate
                                          Cost            Gain          Losses        Fair Value
=====================================================================================================
Collateralized mortgage obligations   $ 43,559,590   $     96,166   $   (908,756)   $ 42,747,000
FHLMC pass-through certificates          9,136,261         52,811        (94,072)      9,095,000
FNMA pass-through certificates          26,224,652         79,902       (710,554)     25,594,000
GNMA pass-through certificates          37,857,834         22,070       (818,904)     37,061,000
                                      ------------   ------------   ------------    ------------
Total Mortgage-backed Securities      $116,778,337   $    250,949   $ (2,532,286)   $114,497,000
                                      ============   ============   ============    ============

5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                June 30, 2000
=====================================================================================================
                                                            Gross          Gross
                                          Amortized      Unrealized      Unrealized     Approximate
                                            Cost            Gain           Losses       Fair Value
=====================================================================================================
FHLMC pass-through certificates          $ 2,913,526    $         -     $  (153,827)    $ 2,759,699
GNMA  pass-through certificates            4,795,207              -         (90,515)      4,704,692
                                         -----------    ------------    ------------    -----------
Total Mortgage-backed Securities         $ 7,708,733    $         -     $  (244,342)    $ 7,464,391
                                         ===========    ============    ============    ===========

                                                             September 30, 1999
=====================================================================================================
                                                           Gross          Gross
                                          Amortized      Unrealized     Unrealized    Approximate
                                            Cost           Gain           Losses      Fair Value
=====================================================================================================
FHLMC pass-through certificates          $ 3,125,446    $         -    $ (101,662)    $ 3,023,784
GNMA  pass-through certificates            4,902,981              -       (10,846)      4,892,135
                                         ------------   ------------   -----------    -----------
Total Mortgage-backed Securities         $ 8,028,427    $         -    $ (112,508)    $ 7,915,919
                                         ============   ============   ===========    ============

6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                            June 30, 2000    September 30, 1999
                                            -------------    ------------------
Residential Mortgages                       $ 205,655,939      $ 195,126,790
Commercial Mortgages                              752,103            766,627
Construction                                    6,350,235          3,885,232
Education                                       3,325,466          1,347,591
Savings Account                                   492,249            535,036
Home Equity                                    46,280,605         49,240,261
Automobile and other                              660,637            660,504
Line of Credit                                  7,506,093          7,175,891
                                            -------------      -------------
Total                                         271,023,327        258,737,932
  Undisbursed portion of loans in process      (3,636,025)        (2,533,342)
  Deferred loan fees                           (1,915,660)        (1,904,979)
  Allowance for loan losses                    (2,038,068)        (2,040,000)
                                            -------------      -------------
Loans receivable - net                      $ 263,433,574      $ 252,259,611
                                            =============       =============

The total amount of loans being serviced for the benefit of others was approximately $6.8 million and $7.6 million at June 30, 2000 and September 30, 1999, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                               Nine Months Ended June 30,
                               --------------------------
                                   2000           1999
                                   ----           ----

Balance, beginning of period   $ 2,040,000    $ 2,040,000
  Provision for loan losses           --           12,428
  Amounts charged off, net          (1,932)       (12,428)
                               -----------    -----------
Balance, end of period         $ 2,038,068    $ 2,040,000
                               ===========    ===========

7.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                    June 30, 2000    September 30, 1999
                                    -------------    ------------------
Land and buildings                   $ 4,162,515        $ 4,139,005
Furniture, fixtures and equipment      2,873,083          2,740,822
Automobiles                               56,164             52,263
                                     -----------        -----------
Total                                  7,091,762          6,932,090
  Less accumulated depreciation       (2,580,444)        (2,254,204)
                                     -----------        -----------
Net                                  $ 4,511,318        $ 4,677,886
                                     ===========        ===========

8.  DEPOSITS

Deposits are summarized as follows:

                               June 30, 2000    September 30, 1999
                               -------------    ------------------
NOW accounts                   $ 11,737,798        $ 11,811,986
Checking accounts                 5,768,229           5,372,003
Money Market Demand accounts     48,814,740          54,490,438
Passbook and Club accounts        2,597,233           2,706,688
Certificate accounts            243,551,857         229,278,984
                               ------------        ------------
Total deposits                 $312,469,857        $303,660,099
                               ============        ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2000 amounted to approximately $12.9 million.

9.  COMMITMENTS

At June 30, 2000, the following commitments were outstanding:

Origination of fixed-rate mortgage loans            $ 2,093,910
Origination of adjustable-rate mortgage loans         3,910,709
Unused line of credit loans                          10,088,358
Loans in process                                      3,636,025
                                                    -----------
Total                                               $19,729,002
                                                    ===========

10.  DIVIDEND

On July 26, 2000, the Board of Directors declared a cash dividend of $.11 per share payable on August 23, 2000 to the stockholders' of record at the close of business on August 9, 2000.

11.  EARNINGS PER SHARE

The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the three and nine months ended June 30, 2000 and 1999.

The following average shares were used for the computation of earnings per share:

            For the Three Months Ended      For the Nine Months Ended
                     June 30,                      June 30,
           ----------------------------   ----------------------------
             2000             1999           2000            1999
             ----             ----           ----            ----
Basic      2,243,354        2,246,945      2,257,240       2,241,234
Diluted    2,265,705        2,287,092      2,279,984       2,296,189

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

Changes in Financial Position for the Nine-Month Period Ended June 30, 2000
---------------------------------------------------------------------------
Total assets at June 30, 2000 were $477.7 million, an increase of $17.9 million or 3.9% for the nine-month period. The increase was primarily the result of an increase in loans receivable of $11.2 million and an increase in investment securities held to maturity of $8.0 million.

During the nine-month period ended June 30, 2000, total deposits increased by $8.8 million to $312.5 million. Advances from borrowers for taxes and insurance also increased by $3.0 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $4.0 million, which was used to fund the purchase of investment securities and maintain adequate cash for the Company's loan growth. The increase in the accrued interest payable was a direct result of the increased balance in the advances from Federal Home Loan Bank.

Comparisons of Results of Operations for the Three-Month and Nine-Month  Periods
--------------------------------------------------------------------------------
Ended June 30, 2000 with the Three and Nine-Month Periods Ended June 30, 1999.
------------------------------------------------------------------------------

Net Interest Income
-------------------
The increase in the net interest income for the three and nine month periods ended June 30, 2000 when compared to the same periods in 1999 can be attributed to the increase in the average balance of interest-earning assets increasing from $426.3 and $419.0 million for the three and nine month periods ended June 30, 1999, respectively, to $464.5 and $462.2 million for the comparable periods ended June 30, 2000.

Total interest income was $8.4 million for the three-month period ended June 30, 2000 compared to $7.5 million for the comparable period in 1999. For the nine month period ended June 30, 2000, total interest income was $24.6 million compared to $22.1 million for the comparable period in 1999. The increase is the result of the increased average balance of interest-earning assets and increased average yield for the interest-earning assets to 7.21% and 7.09% for the three and nine-month period ended June 30, 2000, respectively from 7.01% and 7.03% for the comparable periods in 1999.

Total interest expense increased to $5.7 million for the three-month period ended June 30, 2000 from $5.0 million for the comparable period in 1999. For the nine-month period ended June 30, 2000, total interest expense increased to $16.7 million from $15.1 million for the comparable period in 1999. These increases occurred as a result of an increase in the average interest-bearing liabilities from $396.6 million and $391.1 for the three and nine month periods ended June 30, 1999, respectively, to $433.5 and $432.1 million for the comparable period ended June 30, 2000.

Other Income
------------

Other income increased to $126,000 for the three-month period ended June 30, 2000 from $107,000 for the comparable period in 1999. For the nine-month period ended June 30, 2000, other income increased to $350,000 from $337,000 for the comparable period in 1999. The three-month and nine month increase is due to an increase in the fee generating services offered by the Company.

Other Expenses
--------------

During the quarter ended June 30, 2000, other expenses increased by $140,000 or 11.4% to $1.4 million when compared to the same period in 1999. For the nine month period ended June 30, 2000, other expenses increased by $315,000 or 8.6% compared to the comparable period in 1999. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 1999. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2000 was 1.13%.

Income Taxes
------------

The Company made provisions for income taxes of $455,000 and $1.3 million for the three and nine-month periods ended June 30, 2000, respectively, compared to $423,000 and $1.2 million for the comparable periods in 1999. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources
-------------------------------

The Company's net income for the quarter ended June 30, 2000 of $968,000 increased stockholder's equity to $30.6 million or 6.4% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                    (in thousands)
                                            Leveraged             Risk-based
                                         ---------------      -----------------
   Actual regulatory capital             $ 30,794   6.4%      $ 32,832   15.5%
   Minimum required regulatory capital     19,110   4.0%        16,946    8.0%
                                         ---------  ----      --------   -----
   Excess capital                        $ 11,684   2.4%      $ 15,886    7.5%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 41.5% at June 30, 2000 compared to 42.0% at September 30, 1999.

As of June 30, 2000, the Company had $19.7 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts which are scheduled to mature during the 12 months ending June 30, 2001 is $170 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

The authority and responsibility for interest rate management is vested in the Company's Board of Directors. The Chief Executive Officer implements the Board of Directors' policies during the day-to-day operations of the Company. Each month, the Chief Executive Officer presents the Board of Directors with a report, which outlines the Company's asset and liability "gap" position in various time periods. The "gap" is the difference between interest-earning assets and interest-bearing liabilities which mature or reprice over a given time period. He also meets weekly with the Company's other senior officers to review and establish policies and strategies designed to regulate the Company's flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company's assets.

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2000, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                  1 Year        1 to 3       3 to 5        Over 5
                                                  or less       Years        Years         Years        Total
                                                 ---------    ---------    ---------     ---------    ---------
Interest-earning assets
Mortgage loans                                   $  44,369    $  31,755    $  24,645     $ 105,448    $ 206,217
Mortgage-backed securities                          44,445       18,708       11,951        47,012      122,116
Consumer and other loans                            26,833       16,873        9,600         6,350       59,656
Investment securities and other investments         14,288        4,500        9,000        55,532       83,320
                                                 ---------    ---------    ---------     ---------    ---------

Total interest-earning assets                      129,935       71,836       55,196       214,342      471,309
                                                 ---------    ---------    ---------     ---------    ---------

Interest-bearing liabilities
   Passbook and Club accounts                         --           --           --           2,597        2,597
   NOW accounts                                       --           --           --          17,506       17,506
   Money Market Deposit accounts                      --           --           --          27,410       27,410
   Choice Savings                                    5,351         --           --          16,054       21,405
   Certificate accounts                            169,657       66,843        7,052          --        243,552
   Borrowed money                                   49,709       52,369       18,581         8,499      129,158
                                                 ---------    ---------    ---------     ---------    ---------

Total interest-bearing liabilities                 224,717      119,212       25,633        72,066      441,628
                                                 ---------    ---------    ---------     ---------    ---------

Repricing GAP during the period                  $ (94,782)   $ (47,376)   $  29,563     $ 142,276    $  29,681
                                                 =========    =========    =========     =========    =========

Cumulative GAP                                   $ (94,782)   $(142,158)   $(112,595)    $  29,681
                                                 =========    =========     =========    =========

Ratio of GAP during the period to total assets      -20.10%      -10.04%        6.27%        30.17%
                                                 =========    =========    =========     =========

Ratio of cumulative GAP to total assets             -20.10%      -30.14%      -23.87%         6.29%
                                                 =========    =========    =========     =========

Part II  OTHER INFORMATION

             Item 1-5.   Not applicable.
                         ---------------

             Item 6.     Exhibits and Reports on Form 8-K
                         --------------------------------

                         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date:   August 3, 2000          By:  /s/ Edward J. Molnar
                                     -----------------------------------------
                                     Edward J. Molnar
                                     President and Chief Executive Officer

Date:   August 3, 2000          By:  /s/ Brendan J. McGill
                                     -----------------------------------------
                                     Brendan J. McGill
                                     Senior Vice President
                                     Treasurer and Chief Financial Officer