Form 10-K
period 2000-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2000-12-22
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2000

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                         Commission File Number: 0-29709


                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
     -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Pennsylvania                                    23-3028464
----------------------------------              --------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification Number)


                271 Main Street Harleysville, Pennsylvania      19438
--------------------------------------------------------------------------------
                   (Address of principal officer)             (Zip Code)


Registrant's telephone number, including area code:  (215) 256-8828
                                                     --------------

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES [ X ]   NO [   ]

Indicate by check made if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ X ].

The aggregate market value of the 1,813,714 shares of the Registrant's Common Stock held by non-affiliates (2,285,051 shares outstanding less 471,337 shares held by affiliates), based upon the closing price of $14.375 for the Common Stock on December 8, 2000, as reported by the Nasdaq Stock Market, was approximately $26.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 8, 2000: 2,285,051

                       DOCUMENTS INCORPORATED BY REFERENCE

           Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2000 are incorporated by reference into Part II, Items 5-9 and Part IV, Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                           Forward-Looking Statements

           In the normal course of business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," 'present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income, as well as adversely affect loan originations and sales activities and the value of certain assets, such as investment securities; general economic or business conditions, either nationally or in regions in which the Company does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect the Company and the business in which it is engaged; adverse changes may occur in the securities markets; competitors of the company may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the company; and the growth and profitability of the Company's noninterest income may be less than expected.

           The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report on Form 10-K.

           As used in this report, unless the context otherwise requires, the terms "we," "us," or "the Company" refer to Harlyesvlle Savings Financial
Corporation, a Pennsylvania corporation, and the term "the Bank" refers to Harleysville Savings Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1.  Business.

General

           Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from four full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County and, to a lesser extent, Bucks County. As of September 30, 2000, the Company had $488.6 million of total assets, $309.8 million of deposits and $31.4 million of stockholders' equity. The Company's stockholders' equity constituted 6.43% of total assets as of September 30, 2000.

           The Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Bank's primary market area. The Bank also originates construction loans primarily on residential properties. In recent years, the Bank has engaged to a significant extent in the origination of a variety of consumer loans. The Bank also serves its customers through participation in the MAC System(R), a shared automated teller machine ("ATM") network located throughout Pennsylvania and a large portion of the east coast.

           Deposits with the Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). It is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

           The Company's principal executive offices are located at 271 Main Street, Harleysville, Pennsylvania 19438 and its telephone number is (215) 256-8828.

Lending Activities

           Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2000, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $213.0 million or 54.0% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). The Company's portfolio of first mortgage loans on residential properties had remained relatively stable as a percent of the total loan and mortgage-backed securities portfolio in recent years until fiscal 1998 when the balance of mortgage-backed securities increased by $60.2 million and comprised 24.0% of the portfolio at September 30, 1998 compared to 8.2% of the portfolio at September 30, 1997. At September 30, 2000, mortgage-backed securities totaled $123.7 million and comprised 31.3% of the portfolio.

           As of September 30, 2000, loans secured by commercial real estate comprised $807,000 or 0.2% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $55.3 million or 14.0% of the total loan and mortgage-backed securities portfolio as of September 30, 2000.

           As of September 30, 2000, the Company had $123.7 million, or 31.3%, of the total loan and mortgage-backed securities portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

           The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.


                                                                                     As of September 30,
                                                     -------------------------------------------------------------------------------
                                                              2000                         1999                        1998
                                                     ---------------------         --------------------        --------------------

                                                       Amount     Percent            Amount     Percent         Amount      Percent
                                                     ---------   ---------         ---------   ---------       ---------   ---------
                                                                                   (Dollars in Thousands)
Real estate loans:
  Residential:
           Single-family                              $205,560      52.1%          $193,067    50.4%            $191,567     55.9%
           Multi-family                                  1,016       0.3              1,056     0.3                  873      0.3
           Construction                                  6,580       1.7              3,885     1.0                6,785      2.0
  Lot Loans                                              1,351       0.3              1,004     0.3                1,307      0.4
  Mortgage-backed securities                           123,744      31.3            124,694    32.4               82,488     24.0
  Commercial                                               807       0.2                767     0.2                  579      0.2
                                                     ---------     -----          ---------   -----            ---------    -----
           Total real estate loans and
              mortgage-backed securities               339,058      86.0%           324,473    84.6%             283,599     82.8%
                                                     ---------     -----            -------    ----              -------     ----

Consumer Loans:
  Education loans                                        1,414       0.4%             1,348     0.4%                 958      0.3%
  Installment equity loans                              44,727      11.3             49,240    12.8               49,827     14.5
  Line of credit loans                                   7,889       2.0              7,176     1.9                7,006      2.0
  Savings account loans                                    619       0.2                535     0.1                  514      0.2
  Automobile and other loans                               641       0.2                661     0.2                  669      0.2
                                                    ----------    ------            -------   -----            ---------     ----
           Total consumer loans                         55,290      14.0%            58,960    15.4%              58,974     17.2%
           Total loans receivable and
              mortgage-backed securities               394,348     100.0%           383,433   100.0%             342,573    100.0%
                                                      --------    ------            -------   -----              -------    -----

Less:
  Loans in process                                      (3,845)                      (2,533)                      (4,443)
  Deferred Loan Fees                                    (1,946)                      (1,905)                      (1,873)
  Allowance for Loan Losses                             (2,038)                      (2,040)                      (2,040)
                                                         -----                       ------                    ----------
           Total loans receivable and
              mortgage-backed securities, net
                                                      $386,519                     $376,955                     $334,217
                                                       =======                      =======                      =======

           Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2000 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

                                                               Principal Repayments Contractually
                                                               Due in Years(s) Ended September 30,
                                               ------------------------------------------------------------------------------------
                            Principal Balance
                             at September 30,                                2003-           2006-        2011-        2016 and
                                   2000          2001          2002          2005            2010         2015        Thereafter
                             --------------   ----------    ----------   ------------    ----------   ------------   --------------
                                                                        (In Thousands)
Real estate loans:
 Residential
  Single-family                 $205,560       $  3,949      $  4,100     $ 13,949       $ 31,471       $ 37,180       $114,911
  Multi-family                     1,016             15            16           55            125            179           6,26
  Construction                     6,580             99           106          355            809          1,158          4,053
Lot Loans                          1,351             73            80          273            612            313             --
Mortgage-backed securities       123,744          1,856         2,104        6,929         15,592         21,903         75,360
Commercial                           807             29            31          111            256            380             --
Consumer and other loans          55,290          6,801         7,298       25,309         12,440          3,442             --
                                --------       --------      --------     --------       --------       --------       --------
           Total(1)             $394,348       $ 12,822      $ 13,735     $ 46,981       $ 61,305       $ 64,555       $194,950
                                ========       ========      ========     ========       ========       ========       ========

(1) With respect to the $381.5 million of loans with principal maturities contractually due after September 30, 2001, $268.2 million have fixed rates of interest and $113.5 million have adjustable or floating rates of interest.

           Contractual principal maturities of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan payments and prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

           Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters. The interest rates charged by the Company are competitive with those of other local financial institutions.

           Origination, Purchase and Sale of Loans. Although the Company has general authority to originate, purchase and sell loans secured by real estate located throughout the United States, the Company's lending activities are focused in its assessment area of Montgomery County, Pennsylvania and surrounding suburban counties.

           The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company.

           The Company generally does not engage in the purchase of whole loans or loan participations. Over the past several years, the Company has sold a portion of the fixed-rate residential, conforming loans it originated in connection with its "gap" management policy. Generally, adjustable rate mortgages, non-conforming and jumbo mortgages, commercial real estate loans, and consumer loans and lines of credit are originated for its portfolio.

           During the years ended September 30, 1998, 1999 and 2000, the Company did not sell any residential loans or mortgage-backed securities.

           The Company's total loan originations increased by $21.6 million or 40.6% in fiscal 1998, decreased by $12.2 million or 16.3% in fiscal 1999 and decreased by $2.6 million or 4.1% in fiscal 2000. Of the $31.1 million, $21.3 million and $29.7 million of single-family loans originated in fiscal 1998, 1999 and 2000, $13.6 million, $7.4 million and $3.6 million, respectively, were loans originated to refinance property, $17.5 million, $13.5 million and $26.1 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $35.2 million, $31.3 million and $21.0 million or 47.0% , 50.0% and 35.0% of total loan originations during fiscal 1998, 1999 and 2000, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

           The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                   Year Ended September 30,
                                                          2000              1999                     1998
                                                   ----------------------------------------------------------
                                                                       (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                      $29,712             $21,337                 $31,120
     Multi-family                                            --                  --                      --
     Construction                                         8,602               9,580                   8,126
    Lot loans                                               752                 380                     402
                                                       --------           ---------                --------
         Total real estate loan originations             39,066              31,297                  39,648
Consumer loan originations(1)                            21,025              31,349                  35,179
                                                         ------              ------                  ------
         Total loan originations                         60,091              62,646                  74,827
Purchases of mortgage-backed securities                  13,038              68,220                  67,963
                                                         ------              ------                  ------
         Total loan originations, and purchases          73,129             130,866                 142,790

Principal loan and mortgage-backed securities
  repayments                                             58,845              87,126                  66,714
Sales of loans and mortgage-backed securities             3,369              2,880                   5,697
                                                        -------            --------                  ------
         Total principal repayments and sales            62,214              90,006                  72,411
                                                         ------              ------                  ------
           Net increase in loans                        $10,915             $40,860                 $70,379
                                                         ======              ======                  ======



(1)        Includes  installment home equity loans, home equity lines of credit,
           vehicle  loans,   Pennsylvania  Higher  Education  Assistance  loans,
           secured and unsecured personal loans and lines of credit.

           Loan Underwriting Policies. Each loan application received by the Company is underwritten in accordance with the Company's written underwriting policies as adopted by the Company's Board of Directors. The Company's Board of Directors have granted loan approval authority to several officers and employees of the Company, provided the loan meets the guidelines set out in its written loan underwriting policies. Individual approval authority of $500,000 has been granted to the Company's President and Chief Lending Officer, $250,000 to the Assistant Vice President/Loan origination Manager, and $50,000 to a delegated underwriter who is an employee of the Company. All approved loans are ratified by the Board of Directors at the next succeeding board meeting. Any loan which does not meet the guidelines set forth in the lending policies must be approved by the Company's Board of Directors.

           In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2000, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $1.5 million which did not exceed the Company's loan to one borrower limitation.

           Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single family, owner-occupied dwellings which conforming to the secondary market underwriting standards. Refinancings are limited to 80% or less. Loans over $227,150 and other non-conforming loans, secured by 1-4 residential, owner- occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 70% of the appraised value.

           All appraisals and other property valuations are performed by independent fee appraisers approved by the Company's Board of Directors. On all real estate loans, other than certain "streamlined refinances" the Company requires borrowers to obtain title insurance, insuring the Company a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers are required to advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, and insurance premiums when appropriate as they fall due.

           The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with FHLMC guidelines, which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $500,000, are held for portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2000, $212.0 million or 53.8% and $1.0 million or 0.3% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2000, approximately $225.4 million or 66.5% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $113.5 million or 33.5% of the total mortgage loan portfolio consisted of adjustable-rate single- family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

           During the year ended September 30, 2000, the Company originated $18.2 million of ARM mortgages. ARMs represented 22.7%, 20.8% and 55.9% of the Company's total mortgage loan portfolio originations in fiscal 1998, 1999 and 2000, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

           The Company also originates, to a lesser extent, loans secured by multi-family rental units or properties with some commercial usage. The primary method used by the Company to evaluate a multi-family residential or commercial mortgage loan is based on both the fair market value of the property and an income approach pursuant to which the Company determines if the income from the project will be sufficient to support the related debt and other associated costs. The Company also considers a review of the costs to develop the project and the overall financial strength of the borrower. Multi-family residential loans are made on an adjustable rate basis for a maximum term of 25 years or a fixed rate of 15 years or less. Initial rates are generally fully indexed to the one or three year treasury yield.

           Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residences as well as to selected local builders for construction of single-family dwellings. As of September 30, 2000, $6.6 million or 1.7% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

           Construction loans to homeowners are usually made in connection with the permanent financing on the property. Permanent loans made in conjunction with residential construction have maximum terms of 30.5 years. At the end of the initial six month term of such a loan the Company requires the borrower to begin to make principal repayments on the loan. These loans are reclassified as permanent mortgage loans when the residences securing the loans are completed. The Company will make construction/permanent loans up to a maximum of 90% of the fair market value of the completed project. The rate on the loan during construction is the same rate as the Copmpany will charge on the permanent loan on the completed project. Advances are made on a percentage of completion basis with the Company's receipt of a satisfactory inspection report of the project.

           Historically, the Company has been active in on-your-lot home construction lending and intends to continue to emphasize such lending. Although construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate, the Company historically has not experienced any significant problems.

           The Company also offers mortgage loans on undeveloped single lots held for residential construction. These loans are generally fixed-rate loans with terms not exceeding 15 years; they are not a significant part of the Company's lending activities.

           Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 47.0%, 50.0% and 35.0% during fiscal 1998, 1999 and 2000, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, student loans guaranteed by the Pennsylvania Higher Education Assistance Agency, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

           Home equity loans continue to be a popular product and represented $52.6 million or 13.3% of the loan and mortgage-backed securities portfolio at September 30, 2000. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to fifteen years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2000, the Company had outstanding approximately 2,600 home equity loans of which approximately 2,100 were installment equity loans and 500 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $7.9 million and there was approximately $11.3 million of unused credit available on such loans.

           Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As continued payments are dependent on the borrower's continuing financial stability, these loans may be more likely to be adversely affected by job loss, divorce, personal bankruptcy or by adverse economic conditions.

           Loan Fee and Servicing Income. The Company receives fees both for the origination of loans and for making commitments to originate and purchase residential and commercial mortgage loans. The Company also receives servicing fees with respect to residential mortgage loans it has sold. It also receives loan fees related to existing loans, including late charges, and credit life insurance premiums. Loan origination and commitment fees and discounts are a volatile source of income, varying with the volume and type of loans and commitments made and purchased and with competitive and economic conditions.

           Loans fees generated on origination of real estate mortgage loans under generally accepted accounting principles ("GAAP") are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income over the estimated remaining terms of such loans using various methods which approximate the interest method. The Company generated $403,000, $321,000 and $139,000 in deferred loan fees in fiscal 1998, 1999 and 2000, respectively.

           In its real estate lending, the Company charges loan fees which are calculated as a percentage of the amount borrowed. The fees received in connection with the origination of residential real estate loans and commercial real estate loans generally do not exceed 3% of the principal amount. All origination fees in excess of loan origination costs are deferred and amortized into income over the estimated life of the related loans.

           As of September 30, 2000, the Company was servicing $6.6 million of loans for others, substantially all of which related to loans sold by the Company to the FHLMC. The Company receives a servicing fee of .25% on such loans.

           Non-performing Loans and Real Estate Owned. When a borrower fails to make a required loan payment, the Company attempts to cure the default by contacting the borrower; generally, after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 60 days and is not cured through the Company's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default. This may include commencing a foreclosure action or, in special circumstances, accepting from the borrower a voluntary deed of the secured property in lieu of foreclosure with respect to mortgage loans and equity loans, or title and possession of collateral in the case of other consumer loans. Substantial delays may occur in instituting and completing residential foreclosure proceedings due to the extensive procedures and time periods required to be complied with under Pennsylvania law.

           If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. When property is acquired, it is recorded at the lower of carrying or market value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no loans outstanding which would have been recorded as loans accounted for on a non-accrual basis as of the end of the period.

           The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Company is accruing interest, troubled debt restructuring, and other real estate owned held by the Company at the dates indicated. The Company continues to accrue interest on loans which are 90 days or more overdue where management believes that such interest is collectible due to the value of the collateral securing such loans.



                                                                     As of September 30,
                                                        -------------------------------------------
                                                           2000           1999              1998
                                                        ----------     ----------         ---------
                                                                  (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                        $--             $--             $--
  Accruing loans 90 days overdue                           184             299             156
  Troubled debt restructurings                              --              --              --
                                                          ----            ----            ----
           Total                                           184             299             156
                                                          ----            ----            ----
Consumer loans:
  Non-accrual loans                                         --              --              --
  Accruing loans 90 days overdue                            --              --              12
  Troubled debt restructurings                              --              --              --
                                                          ----            ----            ----
           Total                                            --              --              12
                                                          ----            ----            ----

Total non-performing loans:
  Non-accrual loans                                                         --              --
  Accruing loans 90 days overdue                           184             299             168
  Troubled debt restructurings                              --              --              --
                                                          ----            ----            ----
           Total                                          $184            $299            $168
                                                          ====            ====            ====
Total non-performing loans to total loans                  .07%            .12%            .07%

Total real estate owned, net of related reserves            --              --              --
Total non-performing loans and other real
  estate owned to total assets                             .04%            .07%            .04%

           Management establishes reserves for losses on slow loans when it determines that losses are anticipated to be incurred on the underlying properties. The Company's provision for general loan losses of $119,817, $16,579 and $0, respectively, in fiscal 1998, 1999 and 2000 were based on the amount and types of loans originated by it and its historical experience. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

           Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectibility because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company's policy to establish specific reserves for losses on slow consumer loans and commercial loans when it determines that losses are expected to be incurred on the property securing the loans. In addition, consumer loans are charged against reserves if they are more than 120 days delinquent unless a satisfactory repayment schedule is arranged. Although management has currently established no specific reserves for losses, no assurance can be given as to whether future specific reserves may be required. The establishment of any such reserves could affect net income.

           The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                   Year Ended September 30,
                                           -----------------------------------------
                                             2000            1999            1998
                                           ---------      ----------     -----------
Allowances at beginning of year            $2,040,000     $2,040,000      $1,925,000
 Provision for loan losses charged to
  operating expenses                               --         16,579         119,817
Amounts charged off, net                       (1,869)       (16,579)         (4,817)
                                           ----------    -----------   -------------
Allowances at end of year                  $2,038,131     $2,040,000     $ 2,040,000
                                            =========      =========      ==========
Ratio of net charge-offs to average
 loans outstanding                                 --             --              --
Ratio of allowances to period-end loans           .77%           .81%            .93%



Investment Activities

           The Company is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under FDIC regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits and certificates of deposit as well as other specified investments. See "Regulation - Federal Home Loan Bank System."

           The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax exempt obligations, ARM mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2000 was $28.0 million.

           The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                               As of September 30,
                                    -----------------------------------------
                                      2000           1999             1998
                                    --------        -------         --------
                                                (In Thousands)
Interest-bearing deposits at
 other depository institutions       $2,856          $2,681          $17,742
Tax exempt obligations               15,381           8,121            8,121
ARM mutual funds                      3,310           3,202            1,586
U.S. Government Securities
 available-for-sale                      --              --               --

U.S. Government and agency
 obligations held to maturity        55,900          52,892           42,501

FHLB of Pittsburgh stock              7,365           6,473            4,998
                                    -------         -------          -------
           Total                    $84,812         $73,369          $74,948
                                     ======          ======           ======


           The Company's investment strategy is set and reviewed periodically by the entire Board of Directors.

Sources of Funds

           General. Deposits are the primary source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company obtains funds from loan payments and prepayments, FHLB advances and other borrowings, and, to a lesser extent, sales of loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates and economic conditions.

           Deposits. Due to changes in regulatory and economic conditions in recent years, the Company has increasingly emphasized deregulated fixed-rate certificate accounts and other authorized types of deposits. The Company has a number of different programs designed to attract both short-term and long-term deposits from the general public by providing an assortment of accounts and rates consistent with FDIC regulations. These programs include passbook and club savings accounts, NOW and regular checking accounts, money market deposit accounts, retirement accounts, certificates of deposit ranging in terms from 90 days to 60 months and jumbo certificates of deposit in denominations of $98,000 or more. The interest rates on the Company's various accounts are determined weekly by the Interest Rate Risk Management Officer based on reports prepared by members of senior management. The Company attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area.

           The Company's deposits are obtained primarily from residents of Montgomery and Bucks Counties; the Company does not utilize brokered deposits. The principal methods used by the Company to attract deposit accounts include local advertising, offering a wide variety of services and accounts, competitive interest rates and convenient office locations. The Company also is a member of the "MAC" ATM network.

           The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                                 As of September 30,
                                  --------------------------------------------------------------------------------------
                                           2000                          1999                             1998
                                  ------------------------     -------------------------       -------------------------
                                                Percent                         Percent                       Percent
                                                   of                             of                            of
                                   Amount       Deposits         Amount        Deposits            Amount     Deposits
                                  ---------    ---------       ---------     -----------       -----------   -----------
                                                                 (Dollars in Thousands)
Passbook and club
  accounts                        $   2,396        0.8%        $   2,707          0.9%         $   3,256        1.1%
NOW accounts                         10,749        3.5            11,812          3.9              9,862        3.4
Checking accounts                     5,781        1.9             5,372          1.8              5,128        1.8
Money market demand
  accounts                           49,420       16.0            54,055         17.8             34,872       12.0
 Certificates of deposit:

           6 month                    8,520        2.7             7,159          2.4              4,449        1.5
           9 month                    4,246        1.4             8,762          2.9             11,603        4.0
           12 month                  32,121       10.4            16,867          5.6             19,615        6.8
           15 month                   4,660        1.5             7,047          2.3              9,231        3.2
           17 month                  40,896       13.2            14,946          4.9
           18 month                  51,037       16.5            52,442          17.2            53,337       18.4
           24 month                  28,820        9.3            47,099          15.5            62,879       21.7
           27 month                   5,045        1.6             2,970          1.0
           36 month                  16,519        5.3            24,511          8.1             25,332        8.7
           60 month                  12,928        4.2            13,195          4.3             15,357        5.3
           Other                      2,638        0.9             3,052          1.0              3,162        1.1

Retirement accounts:

 Money market deposit
  accounts                              509        0.2               435           0.1               489        0.2
 Certificates of deposit             33,551       10.8            31,229          10.3            31,255       10.8
                                   --------     ------          --------        ------          --------     ------
Total deposits                     $309,836      100.0%         $303,660         100.0%         $289,827      100.0%
                                    =======      =====           =======         =====           =======      =====


           The large variety of deposit accounts offered by the Company has increased the Company's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities and non-deposit products) still exists. The new types of accounts, however, have been more costly than traditional accounts during periods of high interest rates. In addition, the Company has become more vulnerable to short-term fluctuations in deposit flows as customers have become more rate-conscious and willing to move funds into higher yielding accounts. The ability of the Company to attract and retain deposits and the Company's cost of funds have been, and will continue to be, significantly affected by money market conditions.

           The following table presents certain information concerning the Company's deposit accounts as of September 30, 2000 and the scheduled quarterly maturities of its certificates of deposit.



                                                                 Percentage of     Weighted
                                                                    Total           Average
                                                Amount             Deposits       Nominal Rate
                                              -----------       --------------   -------------
                                                            (Dollars in Thousands)
Passbook and club accounts                     $  2,396               0.8%              3.78%
NOW accounts                                     10,749               3.5               1.25
Checking accounts                                 5,781               1.9               0.04
Money market deposits accounts(1)                49,929              16.1               2.54
                                                 ------              ----               ----
           Total                                $68,855              22.3%              2.17%
                                                 ------              ----               ----

Certificate accounts maturing by quarter:

  December 31, 2000                              54,868              17.7%              5.16%
  March 31, 2001                                 55,457              17.9               5.78
  June 30, 2001                                  35,185              11.4               5.94
  September 30, 2001                             19,444               6.3               6.07
  December 31, 2001                              20,298               6.6               6.16
  March 31, 2002                                 21,036               6.8               6.24
  June 30, 2002                                   9,345               3.0               6.26
  September 30, 2002                              5,703               1.8               6.12
  December 31, 2002                               3,257               1.1               5.99
  March 31, 2003                                  3,462               1.1               5.90
  June 30, 2003                                   3,107               1.0               5.91
  September 30, 2003                              3,940               1.3               5.39
Total certificate accounts(1)                   240,982              77.7               5.77
                                                -------             -----             ------
           Total deposits                      $309,837             100.0%              4.97%
                                                =======             =====             ======


------------

(1)  Includes retirement accounts.

           Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $164.7 million of certificates of deposit which mature during the 12 months ended September 30, 2001.

           The following table sets forth the net deposit flows of the Company during the periods indicated.


                                                   Year Ended September 30,
                                             ----------------------------------
                                                 2000         1999       1998
                                             ----------     --------   --------
                                                        (In Thousands)
(Decrease)/Increase before interest credited  $ (6,391)    $  1,747    $  4,046
Interest credited                               12,567       12,086      12,008
                                                ------       ------      ------
Net deposit increase                          $  6,176      $13,833     $16,054
                                               =======       ======      ======


           The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2000 which mature during the periods indicated.

                                                                  Amounts at September 30, 2000 Maturing
                                                       ----------------------------------------------------------------
                                          As of
                                       September 30,    One Year or
                                           2000            Less            Two Years       Three Years      Thereafter
                                       ------------    ------------    --------------     -------------    ------------
                                                                        (In Thousands)
Certificate accounts:
  4.01% to 6.00%                        $ 145,523        $ 117,130         $ 14,953        $   7,818          $  5,622
  6.01% to 8.00%                           95,459           47,470           41,287            6,009               693
                                         --------         --------          -------          -------           -------
           Total certificate
           accounts(1)                  $ 240,982        $ 164,600         $ 56,240         $ 13,827           $ 6,315
                                         ========         ========          =======           ======            ======


------------

(1) Includes retirement accounts.


           Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2000, the Bank had FHLB advances with maturities of one year or less totaling $21.0 million at an interest rate of 6.71% and FHLB advances with maturities of 13 months to 10 years totaling $124.1 million at interest-rates ranging from 5.13% to 6.5%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts to purchase mortgage-backed securities and to expand lending.

           The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.



                                                                               September 30,
                                           ----------------------------------------------------------------------------------
                                                    2000                           1999                        1998
                                           -----------------------      ------------------------     ------------------------
                                                         Weighted                       Weighted                    Weighted
                                                          Average                       Average                      Average
                                            Balance        Rate            Balance        Rate          Balance        Rate
                                           ----------   ----------      ------------   ----------    ------------  ----------
                                                    (Dollars in Thousands)
Advances from FHLB of Pittsburgh             $145,134       6.10%          $125,180        5.76%       $99,953        5.86%



           The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

                                                 Year Ended September 30,
                                         ---------------------------------------
                                            2000        1999            1998
                                          ---------   ---------      ---------
                                                   Dollars in Thousands)
Advances from FHLB of Pittsburgh:

   Average balance outstanding            $6,550      $6,575          $4,584
   Maximum amount outstanding at any
      month-end during the period         14,600      11,700           5,001

   Weighted average interest rate
     during the period                      6.34%       5.44%           5.99%

Competition

           The Company faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company faces additional significant competition for investors' funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

           The Company's competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

           FIRREA eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. FIRREA has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

Employees

           The Company had 47 full-time employees and 35 part-time employees as of September 30, 2000. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

           The references to laws and regulations which are applicable to the Company and the Bank set forth below and elsewhere herein are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

           On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "1999 Act") which repealed Depression-era laws that generally separated the business of banking from other financial services including the business of insurance and securities. From time to time other bills may be introduced in the United States Congress which could result in additional or in less regulation of the business of the Company and the Bank. It cannot be predicted at this time whether any such legislation actually will be adopted or how such adoption would affect the business of the Company or the Bank.

Regulation of the Company

           General. The Company is a registered bank holding company pursuant to the Bank Holding Company Act ("BHCA") and, as such, is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and will be subject to examination by, the Federal Reserve Board and the Department. The Company is also a financial holding company ("FHC") under the provisions of the 1999 Act.

           BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already lawfully owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

           The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. A bank holding company that becomes an FHC under the 1999 Act is permitted to engage in activities that are financial in nature or incidental to such financial activities. The 1999 Act lists certain activities that are considered financial in nature and permits the Federal Reserve Board to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making; (2) insurance underwriting; (3) merchant banking; and (4) insurance company portfolio investments.

           The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto. However, under the 1999 Act certain of these activities are permissible for a bank holding company that becomes an FHC.

           Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

           In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

           Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles.

Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

           In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

           Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The Congress attempted to clarify the application of this "source-of-strength" doctrine by an amendment to Section 18 of the FDIA that was included in the Gramm-Leach-Bliley Act of 1999. The amendment describes the circumstances under which a Federal banking agency would be protected from a claim by an affiliate or a controlling shareholder of an insured depository institution seeking the return of assets of such an affiliate or controlling shareholder. Under the amended provision, a claim would not be permitted if (1) the insured depository institution was under a written Federal directive to raise capital, (2) the institution was undercapitalized, and (3) the subject Federal banking agency followed the procedures set forth in Section 5(g) of the BHCA.

Regulation of the Bank

           General. The Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and their operations.

           Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (the "Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

           One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

           The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

           Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has "opted in" to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had "reciprocal" legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department.

           FDIC Insurance Premiums. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance for commercial bank deposits. Each of the SAIF and the BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As the result of the BIF achieving a fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

           Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2000, the Bank's regulatory capital exceeded all of its capital requirements.

           Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

           The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

           The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2000, the Bank met each of its capital requirements.

           A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

           The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

           Loans-to-One Borrower Limitation. Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

           Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

           The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so, however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC.

           Regulatory Enforcement Authority. FIRREA included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

           The foregoing references to laws and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

Federal and State Taxation

           General. The Bank is subject to federal income taxation in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

           Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal income tax returns.

           Bad Debt Reserves. Savings institutions such as the Bank are permitted to establish a reserve for bad debts and to make annual additions to the reserve. As an institution with less than $500 million in assets, the Bank has elected to use the experience method for computing additions to its bad debt reserve.

           Under the experience method, the deductible annual addition to the Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (b) the lower of (i) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the "base year"), except that for taxable years beginning after 1987, the base year is the last taxable year beginning before 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

           Legislation adopted in August 1996 (i) repealed the provision of the Code which authorized the use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a savings institution such as the Bank which is a "small bank," as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. The Bank does not believe that these provisions will have a material adverse effect on the Bank's financial condition or operations.

           The above-referenced legislation also repealed certain provisions of the Code that only apply to thrift institutions to which Section 593 applies:
(i) the denial of a portion of certain tax credits to a thrift institution; (ii) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (iii) the reduction in the dividends received deduction of a thrift institution ; and (iv) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit. It is not anticipated that the repeal of these provisions will have a material adverse effect on the Bank's financial condition or operations.

           Distributions. If the Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated pre-1988 tax bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

           Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

           Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

           Corporate Dividends-Received Deduction. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

           Other Matters. The Company's federal income tax returns for its tax years 1993 and beyond are open under the statute of limitations and are subject to review by the Internal Revenue Service ("IRS").

           Pennsylvania Taxation. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% on the Bank's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Subsidiary

           The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2000 amounted to approximately $91.0 million.

Item 2. Properties

           As of September 30, 2000, the Company conducted its business from its main office in Harleysville, Pennsylvania and three other full service branch offices. The Company is also part of the MAC ATM System, which provides customers with access to their deposits at locations throughout Pennsylvania, Delaware, New York and New Jersey.



                                                                                        Net Book
                                                                                       Value of
                                                                                      Property and
                                                                                       Leasehold
                                                   Owned            Lease             Improvements
                                                     or           Expiration          at September
 County                   Address                  Leased            Date               30, 2000           Deposits
------------     ---------------------------    ----------     ---------------   ---------------------  ---------------
                                                                                    (In Thousands)
Montgomery       271 Main Street
                 Harleysville, Pennsylvania         Owned             --                    $1,297          $132,880

Montgomery       Sumneytown Pike and
                 Perkiomenville Road
                 Sumneytown, Pennsylvania           Owned             --                        94            34,192


Montgomery       1550 Hatfield Valley Road
                 Hatfield, Pennsylvania            Leased          January                     996            72,443
                                                                   2064(1)

Montgomery       2301 West Main Street
                 Norristown, Pennsylvania           Owned             --                       580            70,321
                                                                                            ------           -------

                                                                    Total                   $2,967          $309,836
                                                                                             =====           =======

------------

(1)   The land at this office is leased, however, the Bank owns the building.

Item 3.  Legal Proceedings.
---------------------------

           The  Company  is  not  involved  in  any  legal  proceedings   except
nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

           Not Applicable.

PART II.

Item 5. Market for The Company's Common Stock Related Stockholder Matters.
-------------------------------------------------------------------------

           The information required herein is incorporated by reference from page 28 of the Company's 2000 Annual Report to Stockholders ("Annual Report").

Item 6.  Selected Financial Data.
---------------------------------

           The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

           The information required herein is incorporated by reference from pages 6 to 10 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

           The information required herein is incorporated by reference from pages 8 to 10 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

           The information required herein is incorporated by reference from pages 12 to 27 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

           Not Applicable

PART III.

Item 10.  Directors and Principal Officers of the Company.
---------------------------------------------------------

           The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 24, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.  Executive Compensation.

           The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Management Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

           The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Beneficial Owners and Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

           The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Indebtedness of Management" in the Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
------------------------------------------------------------------------

           (a)  Contents

           (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition as of September 30, 2000 and 1999

         Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

           (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (c)  Exhibits

         (2) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


         No.                        Exhibits                                        Location
         3.1      Articles of Incorporation                                            (1)
         3.2      Bylaws                                                               (1)
           4      Common Stock Certificate                                             (1)
        10.1      Stock Compensation Program*                                          (2)
        10.2      1995 Employee Stock Purchase Plan*                                   (3)
        10.3      1995 Stock Option Plan*                                              (3)
        10.4      2000 Stock Option Plan*                                              (4)
        10.5      Profit Sharing Incentive Plan*                                       (5)
        10.6      Employment Agreements with Edward J. Molnar, Ronald
                  B. Geib, and Marian Bickerstaff*                                     (2)
          13      Annual Report to Stockholders                                  Filed herewith
          22      Subsidiaries of the Registrant - Reference is made to "Item
                  1.  Business - Subsidiaries" of this Form 10-K for the
                  required information                                                  --
          23      Consent of Deloitte & Touche                                   Filed herewith

-----------------
*        Denotes management compensation plan or arrangement

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2000.

(2) Incorporated herein by reference to Harleysville Savings Bank's Registration Statement on Form 10 filed with the Federal Home Loan Bank Board, the predecessor to the Office of Thrift Supervision ("OTS"), on July 1, 1987.

(3)      Incorporated  herein  by  reference  to  Harleysville   Savings  Bank's
         definitive proxy statement dated December 19, 1995 filed with the Federal Deposit Insurance Corporation.

(4) Incorporated by reference to the Company's definitive proxy statement dated December 19, 2000 filed with the SEC.

(5) Incorporated herein by reference to Harleysville Savings Bank's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 filed with the OTS.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HARLEYSVILLE SAVINGS
                                                FINANCIAL CORPORATION

December 20, 2000                               By:/s/ Edward J. Molnar
                                                   ------------------------
                                                     Edward J. Molnar
                                                     President, Chief Executive
                                                     Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Edward J. Molnar                                  December 20, 2000
------------------------------------
Edward J. Molnar
President, Chief Executive
 Officer and Director

/s/ Brendan J. McGill                                 December 20, 2000
------------------------------------
Brendan J. McGill
Senior Vice President, Treasurer
 and Chief Financial Officer

/s/ Sandford A. Alderfer                              December 20, 2000
------------------------------------
Sanford A. Alderfer
Director

/s/ Paul W. Barndt                                    December 20, 2000
------------------------------------
Paul W. Barndt
Director

/s/ Philip A. Clemens                                 December 20, 2000
----------------------------------
Philip A. Clemens
Director

/s/ Mark R. Cummins                                   December 20, 2000
-------------------------------
Mark R. Cummins
Director

/s/ David J. Friesen                                  December 20, 2000
----------------------------------
David  J. Friesen
Director

/s/ George W. Meschter                                December 20, 2000
-------------------------------
George W. Meschter
Director