Form 10-Q
period 2000-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2001-02-12
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-3028464
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                271 Main Street, Harleysville, Pennsylvania 19438
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 256-8828
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X        No
                                                   -------        ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 2,287,301 as of February 9, 2001

                                      Index

                                                                                                            PAGE(S)
                                                                                                            -------
Part I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Consolidated Statements of Financial Condition as of
                        December 31, 2000 (unaudited) and September 30, 2000                                   1

                        Consolidated Statements of Income for the Three
                        Months Ended December 31, 2000 and 1999 (unaudited)                                    2

                        Consolidated Statements of Stockholders' Equity for the Three
                        Months Ended December 31, 2000 (unaudited)                                             3

                        Consolidated Statements of Cash Flows for the Three Months
                        Ended December 31, 2000 and 1999 (unaudited)                                           4

                        Notes to (unaudited) Consolidated Financial Statements                               5 - 8

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                  9 - 10

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          10 - 11



Part II    OTHER INFORMATION

              Item 1. - 6.                                                                                     12

              Signatures                                                                                       13


                   Harleysville Savings Financial Corporation
                 Consolidated Statements of Financial Condition

                                                                                         December 31,            September 30,
                                                                                             2000                    2000
                                                                                     ---------------------   ----------------------
                                                                                         (unaudited)

Assets
Cash and amounts due from depository institutions                                             $ 1,126,808              $ 1,224,634
Interest bearing deposits in other banks                                                        5,110,530                2,855,568
                                                                                     ---------------------   ----------------------
     Total cash and cash equivalents                                                            6,237,338                4,080,202
Investment securities held to maturity (fair value -
        December 31, $73,751,000; September 30, $69,463,000)                                   73,591,200               71,280,841
Investment securities available-for-sale at fair value                                          3,723,991                3,309,736
Mortgage-backed securities held to maturity (fair value -
        December 31, $132,641,000; September 30, $114,182,000)                                133,038,061              116,303,730
Mortgage-backed securities available-for-sale at fair value                                     7,488,573                7,440,453
Loans receivable (net of allowance for loan losses -
        December 31, $2,038,131; September 30, $2,038,131)                                    264,502,419              262,774,378
Accrued interest receivable                                                                     3,371,793                3,246,714
Federal Home Loan Bank stock - at cost                                                          8,268,400                7,365,200
Office properties and equipment                                                                 4,463,390                4,449,921
Deferred income taxes                                                                             264,444                  306,761
Prepaid expenses and other assets                                                               7,596,838                7,995,955
                                                                                     ---------------------   ----------------------
TOTAL ASSETS                                                                                $ 512,546,447            $ 488,553,891
                                                                                     =====================   ======================

Liabilities and Stockholders' Equity
Liabilities:

     Deposits                                                                               $ 312,835,076            $ 309,835,810
     Advances from Federal Home Loan Bank                                                     163,797,717              145,134,283
     Accrued interest payable                                                                   1,130,205                  824,672
     Advances from borrowers for taxes and insurance                                            2,253,169                  719,591
     Accounts payable and accrued expenses                                                        568,911                  641,148
                                                                                     ---------------------   ----------------------
Total liabilities                                                                             480,585,078              457,155,504
                                                                                     ---------------------   ----------------------

Commitments
Stockholders' equity:

     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       December 31, 2000, 2,285,801; September 30, 2000, 2,285,051                                 22,858                   22,851
     Paid-in capital in excess of par                                                           7,126,636                7,119,387
     Treasury stock, at cost (66,659 shares and 49,900 respectively)                             (945,460)                (714,163)
     Retained earnings - partially restricted                                                  25,708,902               25,076,313
     Accumulated other comprehensive gain (loss)                                                   48,433                 (106,001)
                                                                                     ---------------------   ----------------------
Total stockholders' equity                                                                     31,961,369               31,398,387
                                                                                     ---------------------   ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 512,546,447            $ 488,553,891
                                                                                     =====================   ======================

See notes to unaudited consolidated financial statements.

    Harleysville Savings Financial Corporation
        Consolidated Statements of Income

                                                          For the Three Months Ended
                                                                 December 31,
                                                       ----------------------------------
                                                           2000                  1999
                                                           ----                  ----
                                                                 (unaudited)

INTEREST INCOME:
  Interest on mortgage loans                           $ 4,038,391           $ 3,645,346
  Interest on mortgage-backed securities                 2,353,786             2,062,594
  Interest on consumer and other loans                   1,087,018             1,104,063
  Interest and dividends on investments                  1,419,582             1,256,799
                                                        ----------           -----------
Total interest income                                    8,898,777             8,068,802
                                                        ----------           -----------

Interest Expense:
  Interest on deposits                                   4,112,080             3,610,825
  Interest on borrowings                                 2,428,705             1,885,437
                                                        ----------           -----------
Total interest expense                                   6,540,785             5,496,262
                                                        ----------           -----------
Net Interest Income                                      2,357,992             2,572,540
Provision for loan losses                                       -                     -
                                                        ----------           -----------

Net Interest Income after Provision
  for Loan Losses                                        2,357,992             2,572,540
                                                        ----------           -----------

Other Income:

  Other income                                             224,108               102,470
                                                        ----------           -----------
Total other income                                         224,108               102,470
                                                        ----------           -----------

Other Expenses:
  Salaries and employee benefits                           707,287               648,245
  Occupancy and equipment                                  262,604               250,231
  Deposit insurance premiums                                15,772                44,705
  Other                                                    376,213               352,789
                                                        ----------           -----------
 Total other expenses                                    1,361,876             1,295,970
                                                        ----------           -----------

Income before Income Taxes                               1,220,224             1,379,040

Income tax expense                                         319,800               431,000
                                                        ----------           -----------

Net Income                                              $  900,424           $   948,040
                                                        ==========           ===========


Basic Earnings Per Share                                    $ 0.40                $ 0.42
                                                        ==========           ===========

Diluted Earnings Per Share                                  $ 0.40                $ 0.42
                                                        ==========           ===========

Dividends Per Share                                         $ 0.12                $ 0.11
                                                        ==========           ===========

See notes to unaudited consolidated financial statements.

                   Harleysville Savings Financial Corporation
                       Statements of Stockholders' Equity

                                                            Paid-in                     Retained     Accumulated
                                                            Capital                     Earnings-       Other           Total
                                             Common        in Excess     Treasury       Partially    Comprehensive  Stockholders'
                                              Stock         of Par        Stock        Restricted    (Loss)/Gain        Equity
------------------------------------------------------------------------------------------------------------------  ---------------
Balance at October 1, 2000                     $ 22,851    $ 7,119,387   $ (714,163)   $ 25,076,313    $ (106,001)    $ 31,398,387
                                            ============ ============== ============  ============== =============  ===============

 Net Income (unaudited)                                                                     900,424                        900,424
 Issuance of Common Stock: (unaudited)                7          7,249                                                       7,256
 Dividends - $.12 per share (unaudited)                                                    (267,835)                      (267,835)
 Treasury stock purchased
  (66,659 shares) (unaudited)                                              (231,297)                                      (231,297)
 Unrealized holding gain on available-for-
   sale securities net of tax (unaudited)                                                                 154,434          154,434
                                            ------------ -------------- ------------  -------------- -------------  ---------------
Balance at December 31, 2000 (unaudited)       $ 22,858    $ 7,126,636   $ (945,460)   $ 25,708,902      $ 48,433     $ 31,961,369
                                            ============ ============== ============  ============== =============  ===============

See notes to unaudited consolidated financial statements.

                   Harleysville Savings Financial Corporation
                      Consolidated Statements of Cash Flows

                                                                                    Three Months Ended December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
Operating Activities:                                                                          (unaudited)
Net Income                                                                          $ 900,424            $ 948,040
Adjustments to reconcile net income to net cash provided by
    (used by) operating activities:
    Depreciation                                                                      116,559              107,089
    Decrease (increase) in deferred income taxes                                       49,369              (83,038)
    Amortization of deferred loan fees                                                (47,182)             (37,990)
Changes in assets and liabilities which provided (used) cash:
    (Decrease) increase in accounts payable and accrued
      expenses and income taxes payable                                               (72,237)             291,362
    Decrease in prepaid expenses and other assets                                     399,117              134,143
    (Increase) decrease in accrued interest receivable                               (125,079)               7,339
    Increase in accrued interest payable                                              305,533              149,109
                                                                                  -----------          -----------
Net cash provided by operating activities                                           1,526,504            1,516,054
                                                                                  -----------          -----------

Investing Activities:
Purchase of investment securities held to maturity                                 (2,310,359)          (3,435,032)
Proceeds from maturities of investment securities held to maturity                                         995,829
Purchase of investment securities available for sale                                 (404,230)          (1,879,410)
Purchase of FHLB stock                                                               (903,200)            (407,500)
Long-term loans originated or acquired                                            (16,692,876)          (9,475,757)
Purchase of mortgage-backed securities held to maturity                           (20,206,247)          (3,589,499)
Principal collected on long-term loans & mortgage-backed securities                18,573,210           13,076,125
Purchases of premises and equipment                                                  (130,068)             (20,150)
                                                                                  ------------         ------------
Net cash used in investing activities                                             (22,073,770)          (4,735,394)
                                                                                  ------------         ------------

Financing Activities:
Net increase (decrease) increase in demand deposits, NOW accounts
    and savings accounts                                                            3,473,707           (4,417,877)
Net (decrease) increase in certificates of deposit                                   (474,441)           4,749,482
Cash dividends                                                                       (267,835)            (248,683)
Net increase in FHLB advances                                                      18,663,434            7,955,541
Purchase of treasury stock                                                           (231,297)                   -
Net proceeds from issuance of stock                                                     7,256               53,935
Net increase in advances from borrowers for taxes & insurance                       1,533,578            1,241,581
                                                                                  ------------         ------------
Net cash provided by financing activities                                          22,704,402            9,333,979
                                                                                  ------------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                               2,157,136            6,114,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      4,080,202            3,955,818
                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 6,237,338          $10,070,457
                                                                                  ============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                  $     3,028          $     6,500
    Interest expense                                                                6,235,252            5,347,153

See notes to unaudited consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Comprehensive  Income -  Comprehensive  income for the three month periods ended
December  31,  2000  and  1999,  was  approximately   $1,054,858  and  $867,000,
respectively.

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                                December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Gross                 Gross
                                                  Amortized             Unrealized            Unrealized           Approximate
                                                    Cost                   Gain                 Losses              Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years             $ 16,500,000                                  $ (107,000)         $ 16,393,000
      Due after 5 years through 10 years              21,981,696             $ 108,020              (348,716)           21,741,000
      Due after 10 years through 15 years             17,426,118                67,044              (211,162)           17,282,000
Tax Exempt Obligations
      Due after 5 years through 10 years                 828,750                10,250                                     839,000
      Due after 10 years through 15 years             15,340,267               532,565                (4,832)           15,868,000
      Due after 15 years                               1,514,369                     -               113,631             1,628,000
                                             --------------------    ------------------    ------------------   -------------------
Total Investment Securities                         $ 73,591,200             $ 717,879            $ (558,079)         $ 73,751,000
                                             ====================    ==================    ==================   ===================
                                                                                September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Gross                 Gross
                                                  Amortized             Unrealized            Unrealized           Approximate
                                                    Cost                   Gain                 Losses              Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 3 years through 5 years             $ 16,500,000                                  $ (386,000)         $ 16,114,000
      Due after 5 years through 10 years              21,980,911              $ 38,090              (971,001)           21,048,000
      Due after 10 years through 15 years             17,418,624                43,263              (703,887)           16,758,000
Tax Exempt Obligations
      Due after 15 years                              15,381,306               232,610               (70,916)           15,543,000
                                             --------------------    ------------------    ------------------   -------------------
Total Investment Securities                         $ 71,280,841             $ 313,963          $ (2,131,804)         $ 69,463,000
                                             ====================    ==================    ==================   ===================


U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are called periodically by the issuing agency. These structured notes were comprised of step-up bonds with par values of $999,000 at December 31, 2000 and September 30, 2000.

The Bank has the positive intent and the ability to hold these securities to maturity. At December 31, 2000, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of investment securities is as follows:


                                                                          December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mutual Funds                               $ 3,758,383               $ -                $ (34,392)           $ 3,723,991
                                         ------------------    ------------------    -----------------    ------------------
Total Investment Securities                $ 3,758,383               $ -                $ (34,392)           $ 3,723,991
                                         ==================    ==================    =================    ==================
                                                                         September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                           $ 3,354,154               $ -                $ (44,418)           $ 3,309,736
                                         ------------------    ------------------    -----------------    ------------------
Total Investment Securities                $ 3,354,154               $ -                $ (44,418)           $ 3,309,736
                                         ==================    ==================    =================    ==================

4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                        December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $47,388,860             $ 141,866           $ (510,726)          $47,020,000
FHLMC pass-through certificates                 11,298,100               104,457              (15,557)           11,387,000
FNMA pass-through certificates                  23,224,121                65,770             (203,891)           23,086,000
GNMA pass-through certificates                  51,126,980               231,995             (210,975)           51,148,000
                                         ------------------    ------------------    -----------------    ------------------
Total Mortgage-backed Securities              $133,038,061             $ 544,088           $ (941,149)         $132,641,000
                                         ==================    ==================    =================    ==================
                                                                         September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $52,482,502             $ 138,918           $ (996,420)          $51,625,000
FHLMC pass-through certificates                  9,935,756                26,355             (110,111)            9,852,000
FNMA pass-through certificates                  21,402,545                33,968             (565,513)           20,871,000
GNMA pass-through certificates                  32,482,927                 1,654             (650,581)           31,834,000
                                         ------------------    ------------------    -----------------    ------------------
Total Mortgage-backed Securities              $116,303,730             $ 200,895          $(2,322,625)         $114,182,000
                                         ==================    ==================    =================    ==================

5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                         December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
FHLMC pass-through certificates             $ 2,774,113             $  18,296             $  -               $ 2,755,817
GNMA  pass-through certificates               4,643,923                88,833                                  4,732,756
                                         ------------------    ------------------    -----------------    ------------------
Total Mortgage-backed Securities            $ 7,418,036             $  88,833             $  -               $ 7,488,573
                                         ==================    ==================    =================    ==================
                                                                        September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
FHLMC pass-through certificates                $ 2,835,053           $  -               $  (93,580)          $ 2,741,473
GNMA  pass-through certificates                  4,721,589                                 (22,609)            4,698,980
                                         ------------------    ------------------    ---------------------------------------
Total Mortgage-backed Securities               $ 7,556,642           $  -               $ (116,189)          $ 7,440,453
                                         ==================    ==================    =================    ==================

6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                             December 31, 2000          September 30, 2000
                                             -----------------          ------------------
Residential Mortgages                          $ 209,606,386              $ 207,928,146
Commercial Mortgages                                 801,743                    807,156
Construction                                       8,564,104                  6,579,523
Education                                          1,667,201                  1,414,011
Savings Account                                      590,430                    618,884
Home Equity                                       43,902,042                 44,727,366
Automobile and other                                 565,003                    639,693
Line of Credit                                    8,293,288                   7,888,612
                                               --------------             --------------
Total                                            273,990,197                270,603,391
  Undisbursed portion of loans in process         (5,459,238)                (3,844,612)
  Deferred loan fees                              (1,990,409)                (1,946,270)
  Allowance for loan losses                       (2,038,131)                (2,038,131)
                                               --------------             --------------
Loans receivable - net                         $ 264,502,419              $ 262,774,378
                                               ==============             ==============

The total amount of loans being serviced for the benefit of others was approximately $6.3 million and $6.6 million at December 31, 2000 and September 30, 2000, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                   Three Months Ended December 31,
                                   -------------------------------
                                        2000              1999
                                        ----              ----
Balance, beginning of period        $ 2,038,131       $ 2,040,000
  Provision for loan losses                  -                 -
  Amounts charged off, net                   -                 -
                                             -                 -
Balance, end of period              $ 2,038,131       $ 2,040,000
                                    ============      ===========


7.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                        December 31, 2000   September 30, 2000
                                        -----------------   ------------------
Land and buildings                        $ 4,152,207         $ 4,176,671
Construction in progress                      109,192                  -
Furniture, fixtures and equipment           2,943,401           2,898,061
Automobiles                                    56,164              56,164
                                          -----------         -----------
Total                                       7,260,964           7,130,896
  Less accumulated depreciation            (2,797,574)         (2,680,975)
                                          ------------        -----------
Net                                       $ 4,463,390         $ 4,449,921
                                          ============        ===========

8.  DEPOSITS

Deposits are summarized as follows:

                                         December 31, 2000    September 30, 2000
                                         -----------------    ------------------
NOW accounts                               $ 11,417,301          $ 10,748,610
Checking accounts                             6,689,743             5,780,503
Money Market Demand accounts                 52,081,574            49,928,562
Passbook and Club accounts                    2,138,641             2,395,877
Certificate accounts                        240,507,817           240,982,258
                                           ------------          ------------
Total deposits                             $312,835,076          $309,835,810
                                           ============          ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2000 amounted to approximately $14.7 million.

9.  COMMITMENTS

At December 31, 2000, the following commitments were outstanding:

Origination of fixed-rate mortgage loans           $ 1,076,936
Origination of adjustable-rate mortgage loans        1,535,740
Unused line of credit loans                          3,469,168
Loans in process                                     5,459,238
                                                   -----------
Total                                              $11,541,082
                                                   ===========

10.  DIVIDEND

On January 24, 2001, the Board of Directors declared a cash dividend of $.12 per share payable on February 21, 2001 to the stockholders' of record at the close of business on February 7, 2001.

11.  EARNINGS PER SHARE

The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the three months ended December 31, 2000 and 1999.

The following average shares were used for the computation of earnings per share:

               For the Three Months Ended
                      December 31,
               --------------------------
                  2000           1999
                  ----           ----
Basic           2,252,308      2,260,080
Diluted         2,275,764      2,284,072

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

Changes in Financial Position for the Three Month Period Ended December 31, 2000

Total assets at December 31, 2000 were $512.5 million, an increase of $24.0 million or 4.9% for the three month period. This increase was primarily the result of an increase in mortgage-backed and investment securities of approximately $16.7 and $2.3 million respectively. The remainder was due to an increase in loans and Federal Home Loan Bank stock of approximately $1.7 and $1.0 million respectively.

During the three month period ended December 31, 2000, total deposits increased by $3.0 million to $312.8 million. Advances from borrowers for taxes and insurance also increased by $1.5 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $18.7 million, which was used to fund the purchase of investment securities and fund loans.

Comparisons of Results of Operations for the Three Month Period Ended December 31, 2000 with the Three Month Period Ended December 31, 1999.

Net Interest Income

The decrease in the net interest income for the three month period ended December 31, 2000 when compared to the same period in 1999 can be attributed to the decrease in the interest rate spread. The interest rate spread decreased from 1.95% for the three month period ended December 31, 1999 to 1.67% for the comparable period ended December 31, 2000.

Total interest income was $8.9 million for the three month period ended December 31, 2000 compared to $8.1 million for the comparable period in 1999. The increase in the average balance of interest-earning assets was enhanced by an increase in the average yield for the interest-earning assets to 7.33% for the three month period ended December 31, 2000 from 7.07% for the comparable period in 1999.

Total  interest  expense  increased  to $6.5  million for the three month period ended  December  31, 2000 from $5.5 million for the  comparable  period in 1999.
This   increase   occurred   as  a  result  of  an   increase   in  the  average
interest-bearing liabilities from $428.5 million for the three month period ended December 31, 1999 to $462.4 million for the comparable period ended December 31, 2000 while the average cost for the respective periods increased from 5.13% for the three month period ended December 31, 1999 to 5.66% for the comparable period ended December 31, 2000.

Other Income

Other income increased to $224,000 for the three month period ended December 31, 2000 from $102,000 for the comparable period in 1999. The increase is due to additional income from Bank Owned Life Insurance.

Other Expenses

During the quarter ended December 31, 2000, other expenses increased by $66,000 or 5.1% to $1.4 million. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 8.9% growth in the assets of the Company when compared to the same period in 1999. The annualized ratio of expenses to average assets for the three month period ended December 31, 2000 was 1.11%.

Income Taxes

The Company made provisions for income taxes of $320,000 for the three month period ended December 31, 2000 compared to $431,000 for the comparable period in 1999. These provisions are based on the lower level of taxable income due to the purchase of tax-free investments.

Liquidity and Capital Resources

The Company's net income for the quarter ended December 31, 2000 of $900,000 increased stockholder's equity to $32.0 million or 6.2% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                     (in thousands)
                                             Leveraged            Risk-based
                                           --------------       --------------
Actual regulatory capital                  $31,985   6.2%       $34,023  15.3%
Minimum required regulatory capital         20,501   4.0%        17,793   8.0%
                                           -------   ----       -------  -----
Excess capital                             $11,389   2.2%       $16,230   7.3%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 43.7% at December 31, 2000 compared to 41.4% at September 30, 2000.

As of December 31, 2000, the Company had $11.5 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts, which are scheduled to mature during the 12 months ending December 31, 2001, is $150.7 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2000, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                       1 Year        1 to 3          3 to 5         Over 5
                                                      or less         Years          Years           Years           Total
                                                    ------------  -------------  -------------  ---------------  --------------
Interest-earning assets
Mortgage loans                                       $  43,152      $   35,701     $   25,797     $  104,892       $   209,542
Mortgage-backed securities                              47,082          22,944         13,769         56,732           140,527
Consumer and other loans                                25,338          16,052          9,122          6,039            56,551
Investment securities and other investments             20,371           6,500         10,000         62,074            98,945
                                                    ------------  -------------  -------------  ---------------  --------------
Total interest-earning assets                          135,943          81,197         58,688        229,737           505,565
                                                    ------------  -------------  -------------  ---------------  --------------

Interest-bearing liabilities
   Passbook and Club accounts                               -             -              -             2,139             2,139
   NOW accounts                                             -             -              -            18,107            18,107
   Money Market Deposit accounts                            -             -              -            24,804            24,804
   Choice Savings                                        6,820            -              -            20,459            27,279
   Certificate accounts                                150,509          83,418          6,580             -            240,507
   Borrowed money                                       57,952          61,629         21,916         22,301           163,798
                                                    ------------  -------------  -------------  ---------------  --------------
Total interest-bearing liabilities                     215,281         145,047         28,496         87,810           476,634
                                                    ------------  -------------  -------------  ---------------  --------------
Repricing GAP during the period                      $ (79,338)     $  (63,850)    $   30,192     $  141,927       $    28,931
                                                    ============  =============  =============  ===============  ==============
Cumulative GAP                                       $ (79,338)     $ (143,188)    $ (112,996)    $   28,931
                                                    ============  =============  =============  ===============
Ratio of GAP during the period to total assets          -15.69%         -12.63%          5.97%         28.07%
                                                    ============  =============  =============  ===============
Ratio of cumulative GAP to total assets                 -15.69%         -28.32%        -22.35%          5.72%
                                                    ============  =============  =============  ===============

Part II  OTHER INFORMATION

            Item 1-5.  Not applicable.

            Item 6.    Exhibits and Reports on Form 8-K

                       None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date:  February 12, 2001        By:   /s/ Edward J. Molnar
                                      -----------------------------------------
                                      Edward J. Molnar

                                      President and Chief Executive Officer

Date:  February 12, 2001        By:   /s/ Brendan J. McGill
                                      -----------------------------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer