Form 10-Q
period 2001-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2001-05-14
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


        Pennsylvania                                             23-3028464
--------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


              271 Main Street, Harleysville, Pennsylvania          19438
--------------------------------------------------------------------------------
                 (Address of principal executive offices)        (Zip Code)



       (Registrant's telephone number, including area code) (215) 256-8828


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

Common Stock, $.01 Par Value, 2,294,951 as of May 1, 2001

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY


                                      Index
                                                                                     PAGE(S)

Part I    FINANCIAL INFORMATION
          Item 1.     Financial Statements

                      Consolidated Statements of Financial Condition as of
                      March 31, 2001 (unaudited) and September 30, 2000                  1

                      Consolidated Statements of Income for the Three and Six
                      Months Ended March 31, 2001 and 2000 (unaudited)                   2

                      Consolidated Statements of Stockholders' Equity for the Six
                      Months Ended March 31, 2001 (unaudited)                            3

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended March 31, 2001 and 2000 (unaudited)                          4

                      Notes to Consolidated Financial Statements                       5 - 8

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              9 - 10

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk      10 - 11



Part II   OTHER INFORMATION

          Item 1. - 6.                                                                  12

          Signatures                                                                    13

                   Harleysville Savings Financial Corporation
                 Consolidated Statements of Financial Condition

                                                                                March 31,           September 30,
                                                                                  2001                  2000
                                                                              -------------         -------------
                                                                               (unaudited)
Assets
Cash and amounts due from depository institutions                             $   1,030,180         $   1,224,634
Interest bearing deposits in other banks                                         12,830,254             2,855,568
                                                                              -------------         -------------
     Total cash and cash equivalents                                             13,860,434             4,080,202
Investment securities held to maturity (fair value -
        March 31, $64,713,000; September 30, $69,463,000)                        63,663,860            71,280,841
Investment securities available-for-sale at fair value                            7,797,785             3,309,736
Mortgage-backed securities held to maturity (fair value -
        March 31, $142,995,000; September 30, $114,182,000)                     141,890,232           116,303,730
Mortgage-backed securities available-for-sale at fair value                              --             7,440,453
Loans receivable (net of allowance for loan losses -
        March 31, $2,038,383; September 30, $2,038,131)                         271,029,153           262,774,378
Accrued interest receivable                                                       3,280,710             3,246,714
Federal Home Loan Bank stock - at cost                                            8,950,200             7,365,200
Office properties and equipment                                                   4,685,709             4,449,921
Deferred income taxes                                                               261,024               306,761
Prepaid expenses and other assets                                                 8,234,805             7,995,955
                                                                              -------------         -------------
TOTAL ASSETS                                                                  $ 523,653,912         $ 488,553,891
                                                                              =============         =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                 $ 325,312,426         $ 309,835,810
     Advances from Federal Home Loan Bank                                       160,703,969           145,134,283
     Accrued interest payable                                                     1,083,209               824,672
     Advances from borrowers for taxes and insurance                              3,187,111               719,591
     Accounts payable and accrued expenses                                          634,821               641,148
                                                                              -------------         -------------
Total liabilities                                                               490,921,536           457,155,504
                                                                              -------------         -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       March 31, 2001, 2,294,201; September 30, 2000, 2,285,051                      22,942                22,851
     Paid-in capital in excess of par                                             7,260,074             7,119,387
     Treasury stock, at cost
      March 31, 2001, 69,598 shares; September 30, 2000, 49,900 shares           (1,008,100)             (714,163)
     Retained earnings - partially restricted                                    26,474,675            25,076,313
     Accumulated other comprehensive loss                                           (17,215)             (106,001)
                                                                              -------------         -------------
Total stockholders' equity                                                       32,732,376            31,398,387
                                                                              -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 523,653,912         $ 488,553,891
                                                                              =============         =============


See notes to unaudited consolidated financial statements.

                   Harleysville Savings Financial Corporation
                        Consolidated Statements of Income


                                                  For the Three Months Ended            For the Six Months Ended
                                                           March 31,                             March 31,
                                                -------------------------------       ------------------------------
                                                   2001               2000               2001                 2000
                                                -----------        -----------        -----------        -----------
                                                          (unaudited)                           (unaudited)
INTEREST INCOME:
  Interest on mortgage loans                    $ 4,060,612        $ 3,665,955        $ 8,099,004        $ 7,311,301
  Interest on mortgage-backed securities          2,530,112          2,101,994          4,883,899          4,164,588
  Interest on consumer and other loans            1,087,845          1,108,944          2,174,863          2,213,008
  Interest and dividends on investments           1,411,942          1,271,086          2,831,524          2,527,885
                                                -----------        -----------        -----------        -----------
Total interest income                             9,090,511          8,147,979         17,989,290         16,216,782
                                                -----------        -----------        -----------        -----------

Interest Expense:
  Interest on deposits                            4,166,432          3,627,276          8,278,512          7,238,102
  Interest on borrowings                          2,491,209          1,900,420          4,919,914          3,785,856
                                                -----------        -----------        -----------        -----------
Total interest expense                            6,657,641          5,527,696         13,198,426         11,023,958
                                                -----------        -----------        -----------        -----------

Net Interest Income                               2,432,870          2,620,283          4,790,864          5,192,824
Provision for loan losses                                --                 --                 --                 --
                                                -----------        -----------        -----------        -----------
Net Interest Income after Provision
  for Loan Losses                                 2,432,870          2,620,283          4,790,864          5,192,824
                                                -----------        -----------        -----------        -----------

Other Income:
  Gain on sales of securities                       133,737                 --            133,737                 --
  Other income                                      231,173            121,335            455,281            223,805
                                                -----------        -----------        -----------        -----------
Total other income                                  364,910            121,335            589,018            223,805
                                                -----------        -----------        -----------        -----------

Other Expenses:
  Salaries and employee benefits                    757,958            684,311          1,465,244          1,332,555
  Occupancy and equipment                           280,644            246,537            543,248            496,769
  Deposit insurance premiums                         15,028             16,014             30,800             60,719
  Other                                             362,741            367,957            738,956            720,747
                                                -----------        -----------        -----------        -----------
Total other expenses                              1,416,371          1,314,819          2,778,248          2,610,790
                                                -----------        -----------        -----------        -----------

Income before Income Taxes                        1,381,409          1,426,799          2,601,634          2,805,839

Income tax expense                                  349,100            439,400            668,900            870,400
                                                -----------        -----------        -----------        -----------

Net Income                                      $ 1,032,309        $   987,399        $ 1,932,734        $ 1,935,439
                                                ===========        ===========        ===========        ===========


Basic Earnings Per Share                        $      0.46        $      0.44        $      0.86        $      0.86
                                                ===========        ===========        ===========        ===========
Diluted Earnings Per Share                      $      0.46        $      0.43        $      0.86        $      0.85
                                                ===========        ===========        ===========        ===========

Dividends Per Share                             $      0.12        $      0.11        $      0.24        $      0.22
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

                   Harleysville Savings Financial Corporation
                       Statements of Stockholders' Equity

                                                             Paid-in                     Retained      Accumulated
                                                             Capital                     Earnings-        Other          Total
                                                Common      in Excess     Treasury       Partially    Comprehensive  Stockholders'
                                                Stock        of Par         Stock        Restricted        Loss         Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance at October 1, 2000                   $    22,851   $ 7,119,387    $  (714,163)   $25,076,313   $  (106,001)   $31,398,387
                                             ===========   ===========    ===========    ===========   ===========    ===========

 Net Income  (unaudited)                                                                   1,932,734                    1,932,734
 Issuance of Common Stock:  (unaudited)               91       140,687                                                    140,778
 Dividends - $.12 per share (unaudited)                                                     (534,372)                    (534,372)
 Treasury stock purchased (unaudited)                                        (293,937)                                   (293,937)
 Unrealized holding gain on available-for-
 sale securities
net of tax (unaudited)                                                                                      88,786         88,786
                                             -----------   -----------    -----------    -----------   -----------    -----------

Balance at March 31, 2001 (unaudited)        $    22,942   $ 7,260,074    $(1,008,100)   $26,474,675   $   (17,215)   $32,732,376
                                             ===========   ===========    ===========    ===========   ===========    ===========



See notes to unaudited consolidated financial statements.

                   Harleysville Savings Financial Corporation
                      Consolidated Statements of Cash Flows

                                                                                Six Months Ended March 31,
                                                                                --------------------------
                                                                                2001                  2000
                                                                                ----                  ----
                                                                                        (unaudited)
Operating Activities:
Net Income                                                                 $  1,932,734         $  1,935,439
Adjustments to reconcile net income to net cash provided by
    (used by) operating activities:
    Depreciation                                                                232,834              221,109
    Decrease (increase) in deferred income taxes                                 52,789             (107,664)
    Amortization of deferred loan fees                                          (77,776)             (65,080)
    Gain on sale of mortgage backed securities available for sale               133,737
Changes in assets and liabilities which provided (used) cash:
    Decrease in accounts payable and accrued
      expenses and income taxes payable                                          (6,327)             (45,494)
    Decrease in prepaid expenses and other assets                              (238,850)            (188,515)
    (Increase) decrease in accrued interest receivable                          (33,996)              90,199
    Increase in accrued interest payable                                        258,537              281,806
                                                                           ------------         ------------
Net cash provided by operating activities                                     2,253,682            2,121,800
                                                                           ------------         ------------

Investing Activities:
Purchase of investment securities held to maturity                           (8,383,745)          (5,984,732)
Proceeds from maturities of investment securities held to maturity           16,000,726            1,525,000
Proceeds from sale of mortgage-backed securities available for sale           7,331,055
Purchase of investment securities available for sale                         (4,469,715)          (1,879,410)
Purchase of FHLB stock                                                       (1,585,000)            (407,500)
Long-term loans originated or acquired                                      (35,113,654)         (25,055,092)
Purchase of mortgage-backed securities held to maturity                     (34,195,264)          (6,589,900)
Principal collected on long-term loans & mortgage-backed securities          35,584,477           27,876,136
Purchases of premises and equipment                                            (468,622)             (92,177)
                                                                           ------------         ------------
Net cash used in investing activities                                       (25,299,742)         (10,607,675)
                                                                           ------------         ------------

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                      6,788,392           (5,525,957)
Net increase in certificates of deposit                                       8,688,224           10,340,451
Cash dividends                                                                 (534,371)            (498,322)
Net increase in FHLB advances                                                15,569,686            3,696,179
Purchase of treasury stock                                                     (293,937)            (141,250)
Net proceeds from issuance of stock                                             140,778              131,446
Net increase in advances from borrowers for taxes & insurance                 2,467,520            1,641,982
                                                                           ------------         ------------
Net cash provided by financing activities                                    32,826,292            9,644,529
                                                                           ------------         ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         9,780,232            1,158,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                4,080,202            3,955,818
                                                                           ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 13,860,434         $  5,114,472
                                                                           ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                           $    523,353         $    871,500
    Interest expense                                                         12,939,889           10,742,152


See notes to unaudited consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

Comprehensive Income -Comprehensive income for the three month periods ended March 31, 2001 and 2000, was approximately $1.1 million and $883,000, respectively. For the six month periods ended March 31, 2001 and 2000, comprehensive income was approximately $2.0 million and $1.7 million, respectively.



2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                             March 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                       Gross            Gross
                                                  Amortized         Unrealized        Unrealized           Approximate
                                                     Cost              Gain             Losses              Fair Value
-----------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years         $  6,500,000       $      9,000                           $  6,509,000
      Due after 5 years through 10 years          21,982,567            154,640       $    (20,207)         22,117,000
      Due after 10 years through 15 years         11,433,579             94,239            (38,818)         11,489,000
Tax Exempt Obligations
      Due after 5 years through 10 years             658,978              8,022                                667,000
      Due after 10 years through 15 years         19,407,372            681,628                             20,089,000
      Due after 15 years                           3,681,364            160,636                              3,842,000
                                                ------------       ------------       ------------        ------------

Total Investment Securities                     $ 63,663,860       $  1,108,165       $    (59,025)       $ 64,713,000
                                                ============       ============       ============        ============

                                                                           September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                       Gross             Gross
                                                  Amortized         Unrealized         Unrealized         Approximate
                                                     Cost              Gain              Losses           Fair Value
-----------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 3 years through 5 years         $ 16,500,000                           $   (386,000)       $ 16,114,000
      Due after 5 years through 10 years          21,980,911       $     38,090            (971,001)         21,048,000
      Due after 10 years through 15 years         17,418,624             43,263            (703,887)         16,758,000
Tax Exempt Obligations
      Due after 15 years                          15,381,306            232,610             (70,916)         15,543,000
                                                ------------       ------------        ------------        ------------

Total Investment Securities                     $ 71,280,841       $    313,963        $ (2,131,804)       $ 69,463,000
                                                ============       ============        ============        ============


U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are called periodically by the issuing agency. These structured notes were comprised of step-up bonds with par values of $999,000 at March 31, 2001 and September 30, 2000.

The Bank has the positive intent and the ability to hold these securities to maturity. At March 31, 2001, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of investment securities is as follows:

                                                       March 31, 2001
----------------------------------------------------------------------------------------------
                                                   Gross           Gross
                                  Amortized      Unrealized      Unrealized       Approximate
                                     Cost           Gain           Losses         Fair Value
----------------------------------------------------------------------------------------------
ARM Mutual Funds                  $7,823,869       $    --       $  (26,084)       $7,797,785
                                  ----------       -------       ----------        ----------
Total Investment Securities       $7,823,869       $    --       $  (26,084)       $7,797,785
                                  ==========       =======       ==========        ==========

                                                     September 30, 2000
----------------------------------------------------------------------------------------------
                                                   Gross           Gross
                                  Amortized      Unrealized      Unrealized       Approximate
                                     Cost           Gain           Losses         Fair Value
----------------------------------------------------------------------------------------------
ARM Mutual Funds                  $3,354,154       $    --       $  (44,418)       $3,309,736
                                  ----------       -------       ----------        ----------
Total Investment Securities       $3,354,154       $    --       $  (44,418)       $3,309,736
                                  ==========       =======       ==========        ==========


4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                  March 31, 2001
--------------------------------------------------------------------------------------------------------------
                                                              Gross              Gross
                                         Amortized          Unrealized         Unrealized        Approximate
                                            Cost               Gain              Losses           Fair Value
--------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations    $ 46,508,490       $    421,807       $   (244,297)       $ 46,686,000
FHLMC pass-through certificates          11,770,169                 --            261,831          12,032,000
FNMA pass-through certificates           23,346,292            133,343            (27,635)         23,452,000
GNMA pass-through certificates           60,265,281            573,447            (13,728)         60,825,000
                                       ------------       ------------       ------------        ------------
Total Mortgage-backed Securities       $141,890,232       $  1,128,597       $    (23,829)       $142,995,000
                                       ============       ============       ============        ============

                                                                 September 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                              Gross              Gross
                                         Amortized          Unrealized         Unrealized        Approximate
                                            Cost               Gain              Losses           Fair Value
--------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations    $ 52,482,502       $    138,918       $   (996,420)       $ 51,625,000
FHLMC pass-through certificates           9,935,756             26,355           (110,111)          9,852,000
FNMA pass-through certificates           21,402,545             33,968           (565,513)         20,871,000
GNMA pass-through certificates           32,482,927              1,654           (650,581)         31,834,000
                                       ------------       ------------       ------------        ------------
Total Mortgage-backed Securities       $116,303,730       $    200,895       $ (2,322,625)       $114,182,000
                                       ============       ============       ============        ============


5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                 September 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                              Gross              Gross
                                         Amortized          Unrealized         Unrealized         Approximate
                                            Cost               Gain              Losses           Fair Value
--------------------------------------------------------------------------------------------------------------
FHLMC pass-through certificates         $ 2,835,053        $        --        $   (93,580)        $ 2,741,473
GNMA  pass-through certificates           4,721,589                 --            (22,609)          4,698,980
                                        -----------        -----------        -----------         -----------
Total Mortgage-backed Securities        $ 7,556,642        $        --        $  (116,189)        $ 7,440,453
                                        ===========        ===========        ===========         ===========

6.  LOANS RECEIVABLE
Loans receivable consist of the following:

                                                 March 31, 2001          September 30, 2000
                                                 --------------          ------------------
Residential Mortgages                            $ 214,664,471             $ 207,928,146
Commercial Mortgages                                   796,331                   807,156
Construction                                         8,345,881                 6,579,523
Education                                            3,229,196                 1,414,011
Savings Account                                        580,660                   618,884
Home Equity                                         44,330,376                44,727,366
Automobile and other                                   462,429                   639,693
Line of Credit                                       8,907,286                 7,888,612
                                                 -------------             -------------
Total                                              281,316,630               270,603,391
  Undisbursed portion of loans in process           (6,222,954)               (3,844,612)
  Deferred loan fees                                (2,026,140)               (1,946,270)
  Allowance for loan losses                         (2,038,383)               (2,038,131)
                                                 -------------             -------------
Loans receivable - net                           $ 271,029,153             $ 262,774,378
                                                 =============             =============


The total amount of loans being serviced for the benefit of others was approximately $6 million and $6.6 million at March 31, 2001 and September 30, 2000, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                          Six Months Ended March 31,
                                          --------------------------
                                          2001                 2000
                                      -----------          -----------
Balance, beginning of period          $ 2,038,131          $ 2,040,000
  Provision for loan losses                    --                   --
  Amounts charged off                          --               (1,932)
  Loan recoveries                             252                   --
                                      -----------          -----------
Balance, end of period                $ 2,038,383          $ 2,038,068
                                      ===========          ===========


7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                          March 31, 2001      September 30, 2000
                                          --------------      ------------------
Land and buildings                         $ 4,040,126           $ 4,176,671
Construction in progress                       540,387
Furniture, fixtures and equipment            2,962,841             2,898,061
Automobiles                                     56,164                56,164
                                           -----------           -----------
Total                                        7,599,518             7,130,896
  Less accumulated depreciation             (2,913,809)           (2,680,975)
                                           -----------           -----------
Net                                        $ 4,685,709           $ 4,449,921
                                           ===========           ===========


8.  DEPOSITS
Deposits are summarized as follows:

                                         March 31, 2001      September 30, 2000
                                         --------------      ------------------
NOW accounts                              $ 12,109,323          $ 10,748,610
Checking accounts                            6,646,521             5,780,503
Money Market Demand accounts                54,583,711            49,928,562
Passbook and Club accounts                   2,302,389             2,395,877
Certificate accounts                       249,670,482           240,982,258
                                          ------------          ------------
Total deposits                            $325,312,426          $309,835,810
                                          ============          ============


The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2001 amounted to approximately $15.2 million.

9.  COMMITMENTS
At March 31, 2001, the following commitments were outstanding:

Origination of fixed-rate mortgage loans            $ 7,352,279
Origination of adjustable-rate mortgage loans           791,250
Unused line of credit loans                          12,152,932
Loans in process                                      6,222,954
                                                     ----------

Total                                               $26,519,415
                                                    ===========

10.  DIVIDEND
On April 18, 2001, the Board of Directors declared a cash dividend of $.12 per share payable on May 23, 2001 to the stockholders' of record at the close of business on May 9, 2001.

11.  EARNINGS PER SHARE
The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the six months ended March 31, 2001 and 2000.

The following average shares were used for the computation of earnings per share:

              For the Three Months Ended            For the Six Months Ended
                       March 31,                             March 31,
            ------------------------------        ------------------------------
               2001                2000             2001                 2000
            ---------            ---------        ---------            ---------
Basic       2,222,695            2,268,324        2,226,339            2,238,379
Diluted     2,251,235            2,290,210        2,252,742            2,300,738

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

Changes in Financial Position for the Six Month Period Ended March 31, 2001
---------------------------------------------------------------------------
Total assets at March 31, 2001 were $523.7 million, an increase of $35.1 million or 7.18% for the six month period. This increase was primarily the result of an increase in mortgage-backed securities, loans receivable and cash and cash equivalents of approximately $25.6 million, $8.3 million and $9.8million respectively. The remainder was due to an increase in investment securities available for sale and Federal Home Loan Bank stock of approximately $4.5 million and $1.6 million, respectively. These increases were offset by decreases in investment securities and mortgage-backed securities available for sale of $7.6 and $7.4 million, respectively.

During the six month period ended March 31, 2001, total deposits increased by $15.5 million to $325.3 million. Advances from borrowers for taxes and insurance also increased by $2.5 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $15.6 million, which was used to fund the purchase of investment securities and fund loans.

Comparisons of Results of Operations for the Three and Six Month Period Ended
-----------------------------------------------------------------------------
March 31, 2001 with the Three and Six Month Period Ended March 31, 2000.
------------------------------------------------------------------------

Net Interest Income
-------------------
The decrease in the net interest income for the three and six month periods ended March 31, 2001 when compared to the same periods in 2000 can be attributed to the decrease in the interest rate spread. The interest rate spread decreased from 1.95% for the three-month period ended March 31, 2000 to 1.65% for the comparable period ended March 31, 2001. For the six-month period ended March 31, 2000, the interest rate spread decreased from 1.95% to 1.66% for the comparable period ended March 31, 2001.

Total interest income was $9.1 million for the three-month period ended March 31, 2001 compared to $8.1 million for the comparable period in 2000. For the six month period ended March 31, 2001, total interest income was $18.0 million compared to $16.2 million for the comparable period in 2000. The increase is the result of the increased average balance of interest-earning assets and increased average yield for the interest-earning assets to 7.20% and 7.27% for the three and six-month period ended March 31, 2001, respectively from 7.09% and 7.08% for the comparable periods in 2000.

Total interest expense increased to $6.7 million for the three-month period ended March 31, 2001 from $5.5 million for the comparable period in 2000. For the six-month period ended March 31, 2001, total interest expense increased to $13.2 million from $11.0 million for the comparable period in 2000. These increases occurred as a result of an increase in the average interest-bearing liabilities from $430.6 million and $429.3 million for the three and six month periods ended March 31, 2000, respectively, to $479.5 million and $471.1 million for the comparable period ended March 31, 2001.

Other Income
------------
Other income increased to $365,000 for the three-month period ended March 31, 2001 from $121,000 for the comparable period in 2000. For the six-month period ended March 31, 2001, other income increased to $589,000 from $224,000 for the comparable period in 2000. The three and six-month increase is due to an increase in the fee generating services offered by the Company and additional income from Bank Owned Life Insurance.

Other Expenses
--------------
During the quarter ended March 31, 2001, other expenses increased by $101,000 or 7.7% to $1.4 million when compared to the same period in 2000. For the six month period ended March 31, 2001, other expenses increased by $167,000 or 6.4% compared to the comparable period in 2000. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 2000. The annualized ratio of expenses to average assets for the three and six month periods ended March 31, 2001 was 1.09%.

Income Taxes
------------
The Company made provisions for income taxes of $349,000 and $669,000 for the three and six-month periods ended March 31, 2001, respectively, compared to $439,000 and $870,000 for the comparable periods in 2000. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources
The Company's net income for the quarter ended March 31, 2001 of $1,032,000 increased stockholder's equity to $32.7 million or 6.3% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:


                                                         (in thousands)
                                               Leveraged                 Risk-based
                                           -----------------         -----------------
Actual regulatory capital                  $32,733      6.3%         $34,771     15.0%
Minimum required regulatory capital         20,916      4.0%          18,513      8.0%
                                           -------      ---          -------     ----
Excess capital                             $11,817      2.3%         $16,258      7.0%


The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 43.4% at March 31, 2001 compared to 41.4% at September 30, 2000.

As of March 31, 2001, the Company had $26.5 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts which are scheduled to mature during the 12 months ending March 31, 2002 is $150 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2001, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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


                                                       1 Year          1 to 3        3 to 5          Over 5
                                                       or less         Years          Years           Years         Total
                                                     ----------      ---------      ---------       ---------     ---------
Interest-earning assets
Mortgage loans                                        $  45,175      $  35,690      $  26,436       $ 106,678     $ 213,979
Mortgage-backed securities                               46,320         23,114         13,549          58,907       141,890
Consumer and other loans                                 27,663         16,185          9,204           6,098        59,150
Investment securities and other investments              61,504          7,433             --          32,557       101,494
                                                      ---------      ---------      ---------       ---------     ---------

Total interest-earning assets                           180,662         82,422         49,189         204,240       516,513
                                                      ---------      ---------      ---------       ---------     ---------

Interest-bearing liabilities
   Passbook and Club accounts                                --             --             --           2,302         2,302
   NOW accounts                                              --             --             --          18,756        18,756
   Money Market Deposit accounts                          7,262             --             --          47,321        54,583
   Certificate accounts                                 150,045         92,065          7,561              --       249,671
   Borrowed money                                        49,471         54,311         19,905          37,017       160,704
                                                      ---------      ---------      ---------       ---------     ---------

Total interest-bearing liabilities                      206,778        146,376         27,466         105,396       486,016
                                                                                    ---------       ---------     ---------

Repricing GAP during the period                       $ (26,116)     $ (63,954)     $  21,723       $  98,844     $  30,497
                                                      =========      =========      =========       =========     =========

Cumulative GAP                                        $ (26,116)     $ (90,070)     $ (68,347)      $  30,497
                                                      =========      =========       =========      =========

Ratio of GAP during the period to total assets            -5.06%        -12.38%          4.21%          19.14%
                                                       =========     =========       =========      =========

Ratio of cumulative GAP to total assets                   -5.06%        -17.44%        -13.23%           5.90%
                                                       =========     =========       =========      =========

Part II  OTHER INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders
                      ---------------------------------------------------

                        (a) The annual meeting of Stockholders was held on January 24, 2001.

                        (c)   There were 2,231,662 shares
                              of Common Stock of the
                              Company eligible to be
                              voted at the Annual Meeting
                              and 1,845,405 shares were
                              represented at the meeting
                              by the holders thereof,
                              which constituted a quorum.
                              The items voted upon at the
                              Annual Meeting and the vote
                              for each proposal were as
                              follows:

                                1. Election of directors for a three-year term:

                                                            FOR         WITHHELD
                                                         ---------      --------
                                   Sanford L. Alderfer   1,831,456      13,949
                                   Mark R. Cummins       1,843,471       1,934
                                   Ronald B. Geib        1,843,471       1,934

                                   Name of each director whose term of office continued:

                                   George W. Meschter
                                   David J. Friesen
                                   Paul W. Barndt
                                   Phillip A. Clemens
                                   Edward J. Molnar

                                2. Proposal to ratify the appointment by the
                                   board of Deloitte & Touche, LLP as the Bank's independent auditors for the year ending September 30, 2001

                                      FOR             AGAINST           ABSTAIN
                                      ---             -------           -------
                                   1,843,299             -               2,106

                                3. Proposal to adopt Harleysville Savings
                                   Financial Corporation 2000 Stock Option Plan.

                                      FOR             AGAINST           ABSTAIN
                                      ---             -------           -------
                                   1,780,596          43,264             21,545


                              Each of the proposals were adopted by the stockholders of the Bank.

             Item 1-5.           Not applicable.
                                 ---------------

             Item 6.             Exhibits and Reports on Form 8-K
                                 ---------------------------------
                                 None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date: May 8, 2001             By:        /s/ Edward J. Molnar
                                         ---------------------------------------
                                         Edward J. Molnar
                                         President and Chief Executive Officer


Date: May 8, 2001             By:        /s/ Brendan J. McGill
                                         ---------------------------------------
                                         Brendan J. McGill
                                         Senior Vice President
                                         Treasurer and Chief Financial Officer