Form 10-Q
period 2001-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2001-08-13
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           June 30, 2001
                                                -------------

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


                271 Main Street, Harleysville, Pennsylvania 19438
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 256-8828
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock, $.01 Par Value, 2,306,455 as of August 8, 2001

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index


                                                                         PAGE(S)
                                                                         -------

Part I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Unaudited Consolidated Statements of Financial Condition as of June 30, 2001 and September
                        30, 2000                                           1

                        Unaudited Consolidated Statements of Income
                        for the Three and Nine Months Ended June 30,
                        2001 and 2000                                      2

                        Unaudited Consolidated Statements of
                        Stockholders' Equity for the Nine Months Ended
                        June 30, 2001                                      3

                        Unaudited Consolidated Statements of Cash
                        Flows for the Nine Months Ended June 30, 2001
                        and 2000                                           4

                        Notes to Unaudited Consolidated Financial
                        Statements                                       5 - 8

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   9 - 10

                        Item 3. Quantitative and Qualitative
                        Disclosures About Market Risk                  10 - 11



Part II    OTHER INFORMATION

              Item 1. - 6.                                               12

              Signatures                                                 13

                                 Harleysville Savings Financial Corporation
                          Unaudited Consolidated Statements of Financial Condition

                                                                             June 30,         September 30,
                                                                               2001                2000
                                                                          -------------      -------------
Assets
Cash and amounts due from depository institutions                         $   1,424,848      $   1,224,634
Interest bearing deposits in other banks                                      8,971,208          2,855,568
                                                                          -------------      -------------
     Total cash and cash equivalents                                         10,396,056          4,080,202
Investment securities held to maturity (fair value -
        June 30, $79,681,000; September 30, $69,463,000)                     79,153,853         71,280,841
Investment securities available-for-sale at fair value                        5,334,545          3,309,736
Mortgage-backed securities held to maturity (fair value -
        June 30, $152,647,000; September 30, $114,182,000)                  152,252,629        116,303,730
Mortgage-backed securities available-for-sale at fair value                   7,440,453
Loans receivable (net of allowance for loan losses -
        June 30, $2,038,685; September 30, $2,038,131)                      282,359,160        262,774,378
Accrued interest receivable                                                   3,279,501          3,246,714
Federal Home Loan Bank stock - at cost                                        8,950,200          7,365,200
Office properties and equipment                                               5,212,988          4,449,921
Deferred income taxes                                                           261,984            306,761
Prepaid expenses and other assets                                             8,647,622          7,995,955
                                                                          -------------      -------------
TOTAL ASSETS                                                              $ 555,848,538      $ 488,553,891
                                                                          =============      =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                             $ 338,641,942      $ 309,835,810
     Advances from Federal Home Loan Bank                                   177,737,884        145,134,283
     Accrued interest payable                                                 1,168,018            824,672
     Advances from borrowers for taxes and insurance                          4,154,796            719,591
     Accounts payable and accrued expenses                                      778,082            641,148
                                                                          -------------      -------------
Total liabilities                                                           522,480,722        457,155,504
                                                                          -------------      -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       June 30, 2001, 2,306,455; September 30, 2000, 2,285,051                   23,064             22,851
     Paid-in capital in excess of par                                         7,377,284          7,119,387
     Treasury stock, at cost
      June 30, 2001, 78,037 shares; September 30, 2000, 49,900 shares        (1,144,037)          (714,163)
     Retained earnings - partially restricted                                27,130,584         25,076,313
     Accumulated other comprehensive loss                                       (19,079)          (106,001)
                                                                          -------------      -------------
Total stockholders' equity                                                   33,367,816         31,398,387
                                                                          -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 555,848,538      $ 488,553,891
                                                                          =============      =============

See notes to unaudited consolidated financial statements.


                                    page -1-

                                Harleysville Savings Financial Corporation
                               Unaudited Consolidated Statements of Income




                                              For the Three Months Ended       For the Nine Months Ended
                                                      June 30,                        June 30,
                                             ---------------------------     ---------------------------
                                                2001             2000           2001             2000
                                             -----------     -----------     -----------     -----------
INTEREST INCOME:
  Interest on mortgage loans                 $ 4,169,818     $ 3,821,029     $12,268,822     $11,132,330
  Interest on mortgage-backed securities       2,393,493       2,097,961       7,277,392       6,262,549
  Interest on consumer and other loans         1,090,204       1,135,378       3,265,067       3,348,385
  Interest and dividends on investments        1,412,195       1,319,212       4,243,719       3,847,097
                                             -----------     -----------     -----------     -----------
Total interest income                          9,065,710       8,373,580      27,055,000      24,590,361
                                             -----------     -----------     -----------     -----------
Interest Expense:
  Interest on deposits                         4,212,284       3,835,720      12,490,796      11,073,821
  Interest on borrowings                       2,462,413       1,873,866       7,382,328       5,659,723
                                             -----------     -----------     -----------     -----------
Total interest expense                         6,674,697       5,709,586      19,873,124      16,733,544
                                             -----------     -----------     -----------     -----------
Net Interest Income                            2,391,013       2,663,994       7,181,876       7,856,817
Provision for loan losses                           --              --              --              --
                                             -----------     -----------     -----------     -----------
Net Interest Income after Provision
  for Loan Losses                              2,391,013       2,663,994       7,181,876       7,856,817
                                             -----------     -----------     -----------     -----------
Other Income:
  Gain on sales of securities                       --              --           133,737            --
  Other income                                   279,626         126,284         734,907         350,089
                                             -----------     -----------     -----------     -----------
Total other income                               279,626         126,284         868,644         350,089
                                             -----------     -----------     -----------     -----------
Other Expenses:
  Salaries and employee benefits                 760,952         691,330       2,226,197       2,023,886
  Occupancy and equipment                        289,594         254,132         832,842         750,900
  Deposit insurance premiums                      14,772          15,775          45,572          76,494
  Other                                          438,997         406,027       1,177,951       1,126,773
                                             -----------     -----------     -----------     -----------
Total other expenses                           1,504,315       1,367,264       4,282,562       3,978,053
                                             -----------     -----------     -----------     -----------
Income before Income Taxes                     1,166,324       1,423,014       3,767,958       4,228,853
Income tax expense                               242,900         455,400         911,800       1,325,800
                                             -----------     -----------     -----------     -----------
Net Income                                   $   923,424     $   967,614     $ 2,856,158     $ 2,903,053
Basic Earnings Per Share                     $      0.41     $      0.43     $      1.28     $      1.28
Diluted Earnings Per Share                   $      0.41     $      0.43     $      1.28     $      1.28
Dividends Per Share                          $      0.12     $      0.11     $      0.36     $      0.33


See notes to unaudited consolidated financial statements.

                                    page -2-

                                                       Harleysville Savings Financial Corporation
                                                Unaudited Consolidated Statements of Stockholders' Equity


                                                                Paid-in                     Retained     Accumulated
                                                                Capital                     Earnings-      Other           Total
                                                  Common       in Excess      Treasury      Partially   Comprehensive  Stockholders'
                                                   Stock        of Par         Stock       Restricted       Loss           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2000                        $ 22,851   $ 7,119,387    $ (714,163)  $ 25,076,313   $ (106,001)   $ 31,398,387
                                                  ========   ===========  ============   ============    =========    ============

 Net Income                                                                                 2,856,158                    2,856,158
 Issuance of Common Stock:                             213       257,897                                                   258,110
 Dividends - $.12 per share                                                                  (801,887)                    (801,887)
 Treasury stock purchased                                                     (429,874)                                   (429,874)
 Unrealized holding gain on available-for-sale
   securities net of tax                                                                                    86,922          86,922
                                                  --------   -----------  ------------   ------------    ---------    ------------

Balance at June 30, 2001                          $ 23,064   $ 7,377,284  $ (1,144,037)  $ 27,130,584    $ (19,079)   $ 33,367,816
                                                  ========   ===========  ============   ============    =========    ============


See notes to unaudited consolidated financial statements.

                                    page -3-

                              Harleysville Savings Financial Corporation
                           Unaudited Consolidated Statements of Cash Flows


                                                                          Nine Months Ended June 30,
                                                                            2001              2000
                                                                        ------------      ------------
Operating Activities:
Net Income                                                              $  2,856,158      $  2,903,053
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                             349,314           326,240
    Decrease (increase) in deferred income taxes                              51,682           (35,587)
    Amortization of deferred loan fees                                      (152,004)         (114,024)
    Gain on sale of mortgage backed securities available for sale           (133,737)
Changes in assets and liabilities which provided (used) cash:
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                                      136,934            (4,526)
    Increase in prepaid expenses and other assets                           (651,667)         (715,966)
    Increase in accrued interest receivable                                  (32,787)         (239,239)
    Increase in accrued interest payable                                     343,346           447,677
                                                                        ------------      ------------
Net cash provided by operating activities                                  2,767,239         2,567,628
                                                                        ------------      ------------

Investing Activities:
Purchase of investment securities held to maturity                       (26,348,684)       (9,513,731)
Proceeds from maturities of investment securities held to maturity        18,475,672         1,525,000
Proceeds from sale of mortgage-backed securities available for sale        7,331,055              --
Purchase of investment securities available for sale                      (2,009,298)         (201,001)
Purchase of FHLB stock                                                    (1,585,000)         (407,500)
Long-term loans originated or acquired                                   (73,796,289)      (44,788,531)
Purchase of mortgage-backed securities held to maturity                  (54,150,473)       (7,514,846)
Principal collected on long-term loans & mortgage-backed securities       72,872,726        43,937,814
Purchases of premises and equipment                                       (1,112,381)         (159,672)
                                                                        ------------      ------------
Net cash used in investing activities                                    (60,322,672)      (17,122,467)
                                                                        ------------      ------------

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                  15,569,276        (5,463,115)
Net increase in certificates of deposit                                   13,236,856        14,272,873
Cash dividends                                                              (801,887)         (745,505)
Net increase in FHLB advances                                             32,603,601         3,978,137
Purchase of treasury stock                                                  (429,874)         (627,194)
Net proceeds from issuance of stock                                          258,110           232,421
Net increase in advances from borrowers for taxes & insurance              3,435,205         2,993,332
                                                                        ------------      ------------
Net cash provided by financing activities                                 63,871,287        14,640,949
                                                                        ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      6,315,854            86,110

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             4,080,202         3,955,818
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 10,396,056      $  4,041,928
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                        $    958,353      $  1,311,500
    Interest expense                                                      20,216,470        16,285,867
    Noncash transfer from loans to real estate owned                                           119,615


See notes to unaudited consolidated financial statements.

                                    page -4-

              Notes to Unaudited Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

Comprehensive Income -Comprehensive income for the three month periods ended June 30, 2001 and 2000, was approximately $939,000 and $875,000, respectively. For the nine month periods ended June 30, 2001 and 2000, comprehensive income was approximately $2.94 million and $2.81 million, respectively.

Accounting for Derivative Instruments and Hedging Activities- The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of October 1, 2000. The Company believes that it has properly identified all derivative instruments and any embedded derivative instruments. Currently, no embedded derivatives require bifurcation. The Company currently does not employ hedging activities that require designation as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation. SFAS No. 133 does not have a material effect on the Company's financial position or results of operations.

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:


                                                                      June 30, 2001
------------------------------------------------------------------------------------------------------------
                                                                 Gross           Gross
                                             Amortized        Unrealized       Unrealized      Approximate
                                                Cost             Gain            Losses        Fair Value
------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years      $ 13,969,458          $ 6,542                      $13,976,000
      Due after 5 years through 10 years       21,983,357          125,630       $ (106,987)     22,002,000
      Due after 10 years through 15 years      19,441,786           65,679         (225,465)     19,282,000
Tax Exempt Obligations
      Due after 10 years through 15 years       1,526,806           16,194                        1,543,000
      Due after 15 years                       22,232,446          680,608          (35,054)     22,878,000
                                           ---------------   --------------  ---------------  --------------

Total Investment Securities                  $ 79,153,853        $ 894,653       $ (367,506)    $79,681,000
                                           ===============   ==============  ===============  ==============

                                                                     September 30, 2000
------------------------------------------------------------------------------------------------------------
                                                                 Gross           Gross
                                             Amortized        Unrealized       Unrealized      Approximate
                                                Cost             Gain            Losses        Fair Value
------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 3 years through 5 years      $ 16,500,000                        $ (386,000)    $16,114,000
      Due after 5 years through 10 years       21,980,911         $ 38,090         (971,001)     21,048,000
      Due after 10 years through 15 years      17,418,624           43,263         (703,887)     16,758,000
Tax Exempt Obligations
      Due after 15 years                       15,381,306          232,610          (70,916)     15,543,000
                                           ---------------   --------------  ---------------  --------------

Total Investment Securities                  $ 71,280,841        $ 313,963      $(2,131,804)    $69,463,000
                                           ===============   ==============  ===============  ==============

U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are called periodically by the issuing agency. These structured notes were comprised of step-up bonds with par values of $999,000 at June 30, 2001 and September 30, 2000.

The Bank has the positive intent and the ability to hold these securities to maturity. At June 30, 2001, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.



                                    page -5-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of investment securities is as follows:

                                                                            June 30, 2001
------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                               $ 5,363,452      $        --              $ (28,907)          $ 5,334,545
                                               -----------      ------------             ---------           -----------
Total Investment Securities                    $ 5,363,452      $        --              $ (28,907)          $ 5,334,545
                                               ==========       =============            =========           ===========

                                                                          September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                               $ 3,354,154      $         --            $ (44,418)          $ 3,309,736
                                               -----------      -------------           ---------           -----------
Total Investment Securities                    $ 3,354,154      $         --            $ (44,418)          $ 3,309,736
                                               ===========      =============           =========           ===========

4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                            June 30, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $45,687,572            $  490,923           $ (218,495)         $ 45,960,000
FHLMC pass-through certificates                 15,168,438               176,804              (63,242)           15,282,000
FNMA pass-through certificates                  21,051,672                82,723             (129,395)           21,005,000
GNMA pass-through certificates                  70,344,947               431,367             (376,314)           70,400,000
                                              ------------           -----------           ----------          ------------
Total Mortgage-backed Securities              $152,252,629           $ 1,181,817           $ (787,446)         $152,647,000
                                              ============           ===========           ==========          ============

                                                                         September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $52,482,502             $ 138,918          $  (996,420)         $ 51,625,000
FHLMC pass-through certificates                  9,935,756                26,355             (110,111)            9,852,000
FNMA pass-through certificates                  21,402,545                33,968             (565,513)           20,871,000
GNMA pass-through certificates                  32,482,927                 1,654             (650,581)           31,834,000
                                              ------------             ---------          -----------          ------------
Total Mortgage-backed Securities              $116,303,730             $ 200,895          $(2,322,625)         $114,182,000
                                              ============             =========          ===========          ============

5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                          September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
FHLMC pass-through certificates                $ 2,835,053         $        --            $ (93,580)          $ 2,741,473
GNMA  pass-through certificates                  4,721,589                                  (22,609)            4,698,980
                                               -----------         -------------          ---------           -----------
Total Mortgage-backed Securities               $ 7,556,642         $        --            $ (116,189)         $ 7,440,453
                                               ===========         =============          ==========          ===========

                                    page -6-

6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                               June 30, 2001    September 30, 2000
                                               ------------     ------------------
Residential Mortgages                          $ 226,564,513      $ 207,928,146
Commercial Mortgages                                 791,219            807,156
Construction                                      13,567,795          6,579,523
Education                                          3,314,245          1,414,011
Savings Account                                      625,914            618,884
Home Equity                                       43,941,316         44,727,366
Automobile and other                                 535,445            639,693
Line of Credit                                     8,737,157          7,888,612
                                               -------------      -------------
Total                                            298,077,604        270,603,391
  Undisbursed portion of loans in process        (11,636,288)        (3,844,612)
  Deferred loan fees                              (2,043,471)        (1,946,270)
  Allowance for loan losses                       (2,038,685)        (2,038,131)
                                               -------------      -------------
Loans receivable - net                         $ 282,359,160      $ 262,774,378
                                               =============      =============

The total amount of loans being serviced for the benefit of others was approximately $5.5 million and $6.6 million at June 30, 2001 and September 30, 2000, respectively.

The following schedule summarizes the changes in the allowance for loan losses:


                                                     Nine Months Ended June 30,
                                                   -----------------------------
                                                     2001                 2000
                                                   ----------         ----------
Balance, beginning of period                       $2,038,131         $2,040,000
  Provision for loan losses                              --                 --
  Loan recoveries                                         554               --
                                                   ----------         ----------
Balance, end of period                             $2,038,685         $2,040,000
                                                   ==========         ==========

7.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                              June 30, 2001      September 30, 2000
                                              -------------      ------------------
Land and buildings                               $ 4,040,126        $ 4,176,671
Construction in progress                             951,723
Furniture, fixtures and equipment                  3,195,264          2,898,061
Automobiles                                           56,164             56,164
                                                 -----------        -----------
Total                                              8,243,277          7,130,896
  Less accumulated depreciation                   (3,030,289)        (2,680,975)
                                                 -----------        -----------
Net                                              $ 5,212,988        $ 4,449,921
                                                 ===========        ===========

8.  DEPOSITS
Deposits are summarized as follows:

                                               June 30, 2001      September 30, 2000
                                               -------------      ------------------
NOW accounts                                   $ 12,454,265         $ 10,748,610
Checking accounts                                 7,007,274            5,780,503
Money Market Demand accounts                     62,384,566           49,928,562
Passbook and Club accounts                        2,576,723            2,395,877
Certificate accounts                            254,219,114          240,982,258
                                               ------------         ------------
Total deposits                                 $338,641,942         $309,835,810
                                               ============         ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2001 amounted to approximately $14.6 million.

                                    page -7-

9.  COMMITMENTS

At June 30, 2001, the following commitments were outstanding:

Origination of fixed-rate mortgage loans                          $ 6,139,212
Origination of adjustable-rate mortgage loans                         620,650
Unused line of credit loans                                        13,279,915
Loans in process                                                   11,636,288
                                                                  -----------

Total                                                             $31,676,065
                                                                  ===========

10.  DIVIDEND

On July 18, 2001, the Board of Directors declared a cash dividend of $.12 per share payable on August 22, 2001 to the stockholders' of record at the close of business on August 8, 2001.

11.  EARNINGS PER SHARE

The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the nine months ended June 30, 2001 and 2000.

The following average shares were used for the computation of earnings per share:


                               For the Three Months Ended                           For the Nine Months Ended
                                         June 30,                                             June 30,
                             ------------------------------                       ------------------------------
                                2001                 2000                            2001                 2000
                             ---------            ---------                       ---------            ---------
Basic                        2,229,300            2,243,354                       2,227,819            2,257,240
Diluted                      2,258,124            2,265,705                       2,255,433            2,279,984


                                    page -8-

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

Changes in Financial Position for the Nine-Month Period Ended June 30, 2001 Total assets at June 30, 2001 were $555.8 million, an increase of $67.3 million or 13.8% for the nine-month period. The increase was primarily the result of an increase in Mortgage-backed securities of $35.9 million, an increase in loans receivable of $19.6 million, an increase in investment securities held to maturity of $7.8 million, an increase in investment securities available for sale of $2.0 million, an increase in FHLB stock of $1.6 million and an increase of $763 thousand in office property and equipment. These increases were off set by decrease of $7.4 million in Mortgage-backed securities available for sale.

During the nine-month period ended June 30, 2001, total deposits increased by $28.8 million to $338.6 million. Advances from borrowers for taxes and insurance also increased by $3.4million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $32.6 million, which was used to fund the purchase of investment securities and the origination of loans. The increase in the accrued interest payable was a direct result of the increased balance in the advances from Federal Home Loan Bank.

Comparisons of Results of Operations for the Three-Month and Nine-Month Periods
-------------------------------------------------------------------------------
Ended June 30, 2001 with the Three and Nine-Month Periods Ended June 30, 2000.
------------------------------------------------------------------------------

Net Interest Income
-------------------
The decrease in the net interest income for the three and nine month periods ended June 30, 2001 when compared to the same periods in 2000 can be attributed to the reduction in the interest spread of 31 and 24 basis points, respectively. This reduction was partially offset by an increase in the average balance of interest-earning assets increasing to $520.8 and $504.4 million for the three and nine month periods ended June 30, 2001, respectively, from $464.5 and $462.2 million for the comparable periods ended June 30, 2000.

Total interest income was $9.1 million for the three-month period ended June 30, 2001 compared to $8.4 million for the comparable period in 2000. For the nine month period ended June 30, 2001, total interest income was $27.1 million compared to $24.6 million for the comparable period in 2000. The increase is the result of the increased average balance of interest-earning assets which was partially offset by the reduction in the average yield for the interest-earning assets from 7.21% and 7.15% for the three and nine-month period ended June 30, 2000, respectively to 6.96% and 7.09% for the comparable periods in 2001.

Total interest expense increased to $6.7 million for the three-month period ended June 30, 2001 from $5.7 million for the comparable period in 2000. For the nine-month period ended June 30, 2001, total interest expense increased to $19.9 million from $16.7 million for the comparable period in 2000. These increases occurred as a result of an increase in the average interest-bearing liabilities from $433.5 million and $432.1million for the three and nine month periods ended June 30, 2000, respectively, to $500.5 million and $485.3 million for the comparable period ended June 30, 2001. These increases also occurred as a result of an increase in the average rate on liabilities from 5.27% and 5.16% for the three and nine month periods ended June 30, 2000, respectively, to 5.33% and 5.46% for the comparable period ended June 30, 2001.

                                    page -9-

Other Income
------------
Other income increased to $280,000 for the three-month period ended June 30, 2001 from $126,000 for the comparable period in 2000. For the nine-month period ended June 30, 2001, other income increased to $869,000 from $350,000 for the comparable period in 2000. The three-month and nine month increase is due to an increase in the fee generating services offered by the Company, income from Bank Owned Life Insurance and the gain on sale of mortgage-backed securities in the second quarter 2001.

Other Expenses
--------------
During the quarter ended June 30, 2001, other expenses increased by $137,000 or 10.0% to $1.5 million when compared to the same period in 2000. For the nine month period ended June 30, 2001, other expenses increased by $305,000 or 7.7% compared to the comparable period in 2000. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 2000. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2001 was 1.12% and 1.10%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $243,000 and $912,000 for the three and nine-month periods ended June 30, 2001, respectively, compared to $455,000 and $1.3 million for the comparable periods in 2000. The reduction in income taxes is attributed to an increase in tax-free municipal investments for the three and nine month periods ended June 30, 2001. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources
-------------------------------
The Company's net income for the quarter ended June 30, 2001 of $923,000 increased stockholder's equity to $33.4 million or 6.12% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                         (in thousands)
                                             Leveraged                 Risk-based
                                          -----------------        -------------------
Actual regulatory capital                 $33,368       6.1%       $34,911       14.6%
Minimum required regulatory capital        22,234       4.0%        19,119        8.0%
                                          -------       ---        -------       ----
Excess capital                            $11,134       2.1%       $15,792        6.6%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 44.5% at June 30, 2001 compared to 41.4% at September 30, 2000.

As of June 30, 2001, the Company had $31.7 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts which are scheduled to mature during the 12 months ending June 30, 2002 is $162 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

                                    page -10-

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

                                                    1 Year          1 to 3         3 to 5          Over 5
                                                    or less         Years          Years           Years         Total
                                                   ---------      ---------      ---------       ---------      ---------
Interest-earning assets
Mortgage loans                                     $  43,540      $  37,900      $  28,225       $ 116,692      $ 226,357
Mortgage-backed securities                            45,750         21,422         17,256          67,825        152,253
Consumer and other loans                              27,319         16,065          9,117           6,029         58,530
Investment securities and other investments           31,550          5,000          3,000          71,617        111,167
                                                   ---------      ---------      ---------       ---------      ---------

Total interest-earning assets                        148,159         80,387         57,598         262,163        548,307
                                                   ---------      ---------      ---------       ---------      ---------

Interest-bearing liabilities

   Passbook and Club accounts                           --             --             --             2,577          2,577

   NOW accounts                                         --             --             --            19,462         19,462

   Money Market Deposit accounts                       9,129           --             --            53,256         62,385

   Certificate accounts                              161,556         84,670          7,993            --          254,219
   Borrowed money                                     50,897         55,569         22,166          49,106        177,738
                                                   ---------      ---------      ---------       ---------      ---------

Total interest-bearing liabilities                   221,582        140,239         30,159         124,401        516,381
                                                   ---------      ---------      ---------       ---------      ---------

Repricing GAP during the period                    $ (73,423)     $ (59,852)     $  27,439       $ 137,762      $  31,926
                                                   =========      =========      =========       =========      =========

Cumulative GAP                                     $ (73,423)     $(133,275)     $(105,836)      $  31,926
                                                   =========      =========      =========       =========

Ratio of GAP during the period to total assets       -13.39%         -10.92%          5.00%          25.12%
                                                      =====           =====           ====           =====

Ratio of cumulative GAP to total assets              -13.39%         -24.31%        -19.30%           5.82%
                                                      =====           =====           ====           =====

                                    page -11-

Part II  OTHER INFORMATION


              Item 1-5.   Not applicable.
                          ---------------

              Item 6.     Exhibits and Reports on Form 8-K
                          --------------------------------

                          None













                                   page -12-

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date:     August 9, 2001        By:  /s/ Edward J. Molnar
                                     --------------------
                                     Edward J. Molnar
                                     President and Chief Executive Officer


Date:     August 9, 2001        By:  /s/ Brendan J. McGill
                                     ---------------------
                                     Brendan J. McGill
                                     Senior Vice President
                                     Treasurer and Chief Financial Officer


                                   page -13-