Form 10-K
period 2001-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2001-12-19
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                    FORM 10_K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania
--------------------------                                      23-3028464
(State or other jurisdiction                              ----------------------
of incorporation or organization)                            (I.R.S. Employer
                                                          Identification Number)
271 Main Street
Harleysville, Pennsylvania                                        19438
--------------------------                                ----------------------
(Address of principal officer)                                  (Zip Code)


Registrant's telephone number, including area code: (215) 256-8828

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X].

The aggregate market value of the 1,893,306 shares of the Registrant's Common Stock held by non-affiliates (2,306,455 shares outstanding less 413,149 shares held by affiliates), based upon the closing price of $18.35 for the Common Stock on December 7, 2001, as reported by the Nasdaq Stock Market, was approximately $34.7 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 7, 2001: 2,306,455

                       DOCUMENTS INCORPORATED BY REFERENCE

     Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2001 are incorporated by reference into Part II, Items 5-8 and Part IV,
     Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                           Forward-Looking Statements

     In the normal course of business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," `present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income, as well as adversely affect loan originations and sales activities and the value of certain assets, such as investment securities; general economic or business conditions, either nationally or in regions in which the Company does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect the Company and the business in which it is engaged; adverse changes may occur in the securities markets; competitors of the company may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the company; and the growth and profitability of the Company's noninterest income may be less than expected.

     The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report on Form 10-K.

     As used in this report, unless the context otherwise requires, the terms "we," "us," or "the Company" refer to Harleysville Savings Financial
Corporation, a Pennsylvania corporation, and the term "the Bank" refers to Harleysville Savings Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1.  Business.

General

     Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from five full_service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County and, to a lesser extent, Bucks County. As of September 30, 2001, the Company had $558.4 million of total assets, $350.1 million of deposits and $34.3 million of stockholders' equity. The Company's stockholders' equity constituted 6.15% of total assets as of September 30, 2001.

     The Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Bank's primary market area. The Bank also originates construction loans primarily on residential properties. In recent years, the Bank has engaged to a significant extent in the origination of a variety of consumer loans. The Bank also serves its customers through participation in the Star System (formerly
MAC), a shared automated teller machine ("ATM") network located throughout Pennsylvania and a large portion of the east coast.

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

     The Company's principal executive offices are located at 271 Main Street, Harleysville, Pennsylvania 19438 and its telephone number is (800) 243_8700.

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single_family residential properties. As of September 30, 2001, first mortgage loans on residential properties, including loans on single_family and multi_family residential properties and construction loans on such properties, amounted to $239.7 million or 51.5% of the Company's total loan and mortgage_backed securities portfolio. Loans on the Company's residential properties are primarily long_term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2001, mortgage-backed securities totaled $167.7 million and comprised 36.0% of the portfolio.

     As of September 30, 2001, loans secured by commercial real estate comprised $786 or 0.2% of the total loan and mortgage_backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $55.5 million or 11.9% of the total loan and mortgage_backed securities portfolio as of September 30, 2001.

     As of September 30, 2001, the Company had $167.7 million, ___ or 36.0%, of the total loan and mortgage_backed securities portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

     The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.


                                                                                As of September 30,
                                                     -----------------------------------------------------------------------------
                                                             2001                       2000                        1999
                                                     ---------------------      --------------------        ----------------------
                                                     Amount        Percent      Amount       Percent        Amount         Percent
                                                     ------        -------      ------       -------        ------         -------
                                                                              (Dollars in Thousands)
Real estate loans:
  Residential:
       Single-family                               $ 244,100        48.2%    $  205,560        52.1%      $ 193,067          50.4%
       Multi-family                                      972         0.2          1,016         0.3           1,056           0.3
       Construction                                   14,649         3.1          6,580         1.7           3,885           1.0
         Lot Loans                                     1,514         0.3          1,351         0.3           1,004           0.3
         Mortgage-backed securities                  167,727        36.0        123,744        31.3         124,694          32.4
         Commercial                                      786         0.2            807         0.2             767           0.2
                                                     -------       -----        -------       -----         -------         -----
          Total real estate loans and
           mortgage-backed securities                409,748        88.1%       339,058        86.0%        324,473          84.6%
                                                     -------       -----        -------       -----         -------         -----

Consumer Loans:
  Education loans                                      1,041         0.2%         1,414         0.4%          1,348           0.4%
  Installment equity loans                            43,401         9.3         44,727        11.3          49,240          12.8
  Line of credit loans                                 9,807         2.1          7,889         2.0           7,176           1.9
  Savings account loans                                  617         0.1            619         0.2             535           0.1
  Automobile and other loans                             629         0.1            641         0.2             661           0.2
                                                     -------       -----        -------       -----         -------         -----
       Total consumer loans                           55,495        11.9%        55,290        14.0%         58,960          15.4%
       Total loans receivable and
          mortgage-backed securities                 465,243       100.0%       394,348       100.0%        383,433         100.0%
                                                     -------       -----        -------       -----         -------         -----

Less:
  Loans in process                                    (9,919)                    (3,845)                     (2,533)
  Deferred Loan Fees                                  (2,052)                    (1,946)                     (1,905)
  Allowance for Loan Losses                           (2,036)                    (2,038)                     (2,040)
                                                     -------                    -------                     -------
       Total loans receivable and
          mortgage-backed securities, net
                                                  $  451,236                  $ 386,519                  $  376,955
                                                  ==========                  =========                  ==========


     Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage_backed securities portfolio of the Company as of September 30, 2001 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.


                                                                   Principal Repayments Contractually
                                                                    Due in Years(s) Ended September 30,
                                                  --------------------------------------------------------------------------
                               Principal Balance
                               at September 30,                              2004-         2007-       2012-       2017 and
                                     2001           2002         2003        2006          2011        2016       Thereafter
                                   --------       --------     --------     --------     --------     --------    ----------
                                                                      (In Thousands)
Real estate loans:
 Residential
  Single-family                    $224,100       $  4,172     $  4,457     $ 15,162     $ 34,213     $ 40,560     $125,535
  Multi-family                          972             15           16           52          120          171          599
  Construction                       14,649            220          234          791        1,802        2,578        9,024
Lot Loans                             1,514             82           89          306          686          351           --
Mortgage-backed securities          167,727          2,516        2,851        9,393       21,134       29,688      102,146
Commercial                              786             28           31          108          249          370           --
Consumer and other loans             55,495          6,826        7,325       25,403       12,486        3,455           --
                                   --------       --------     --------     --------     --------     --------     --------
         Total(1)                  $465,243       $ 13,859     $ 15,004     $ 51,215     $ 70,690     $ 77,173     $237,303
                                   ========       ========     ========     ========     ========     ========     ========


----------
(1) With respect to the $451.5 million of loans with principal maturities contractually due after September 30, 2001, $311.0 million have fixed rates of interest and $140.5 million have adjustable or floating rates of interest.

     Contractual principal maturities of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan payments and prepayments and because of enforcement of due_on_sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

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

     During the years ended September 30, 1999 and 2000, the Company did not sell any residential loans or mortgage-backed securities. The Company sold $7.3 million of mortgage - backed securities during the year ended September 30, 2001 for a gain of $151,663. The Company sold $2.9 million, $3.4 million and $3.3 million of education loans during fiscal 1999, 2000 and 2001, resulting in a gain of $35,120, $40,245 and $39,647, respectively.

     The Company's total loan originations decreased by $2.6 million or 4.1% in fiscal 2000 and increased by $47.8 million or 79.4% in fiscal 2001. Of the $29.7 million and $54.9 million of single_family loans originated in fiscal 2000 and 2001, $3.6 million and $12.8 million, respectively, were loans originated to refinance property, $26.1 million and $42.1 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $21.0 million and $31.3 million or 35.0% and 29.0% of total loan originations during fiscal 2000 and 2001, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

     The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                        Year Ended September 30,

                                                              2001                 2000                 1999
                                                            --------             --------             --------
                                                                             (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                          $ 54,938             $ 29,712             $ 21,337
     Multi-family                                                 --                   --                   --
     Construction                                             20,909                8,602                9,580
    Lot loans                                                    693                  752                  380
                                                            --------             --------             --------
         Total real estate loan originations                  76,540               39,066               31,297
Consumer loan originations(1)                                 31,308               21,025               31,349
                                                            --------             --------             --------
         Total loan originations                             107,848               60,091               62,646
Purchases of mortgage-backed securities                       80,176               13,038               68,220
                                                            --------             --------             --------
         Total loan originations, and purchases              188,024               73,129              130,866

Principal loan and mortgage-backed securities
  repayments                                                 106,529               58,845               87,126
Sales of loans and mortgage-backed securities                 10,600                3,369                2,880
                                                            --------             --------             --------
         Total principal repayments and sales                117,129               62,214               90,006
                                                            --------             --------             --------
           Net increase in loans                            $ 70,895             $ 10,915             $ 40,860
                                                            ========             ========             ========

----------
(1) Includes installment home equity loans, home equity lines of credit, vehicle loans, Pennsylvania Higher Education Assistance loans, secured and unsecured personal loans and lines of credit.

     Loan Underwriting Policies. Each loan application received by the Company is underwritten in accordance with the Company's written underwriting policies as adopted by the Company's Board of Directors. The Company's Board of Directors has granted loan approval authority to several officers and employees of the Company, provided the loan meets the guidelines set out in its written loan underwriting policies. Individual approval authority of $500,000 has been granted to the Company's President and Chief Lending Officer, $250,000 to the Assistant Vice President/Loan origination Manager, and $50,000 to a delegated underwriter who is an employee of the Company. All approved loans are ratified by the Board of Directors at the next succeeding board meeting. Any loan which does not meet the guidelines set forth in the lending policies must be approved by the Company's Board of Directors.

     In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2001, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $1.2 million which did not exceed the Company's loan to one borrower limitation.

     Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 80% or less. Loans over $275,000 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 70% of the appraised value.

     All appraisals and other property valuations are performed by independent fee appraisers approved by the Company's Board of Directors. On all real estate loans, other than certain "streamlined refinances," the Company requires borrowers to obtain title insurance, insuring the Company a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers are required to advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, and insurance premiums when appropriate as they fall due.

     The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with FHLMC guidelines, which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $500,000, are held for portfolio. It is the Company's policy to originate both fixed_rate loans and ARMs for terms up to 30 years. As of September 30, 2001, $238.7 million or 51.3% and $1.0 million or .2% of the Company's total loan and mortgage_backed securities portfolio consisted of single_family (including construction loans) and multi_family residential loans, respectively. As of September 30, 2001, approximately $268.6 million or 70.0% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed_rate, single_family residential mortgage loans. As of such date, $113.5 million or 30.0% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

     During the year ended September 30, 2001, the Company originated $10.9 million of ARM mortgages. ARMs represented 41.3% and 14.2% of the Company's total mortgage loan portfolio originations in fiscal 2000 and 2001, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

     The Company also originates, to a lesser extent, loans secured by multi_family rental units or properties with some commercial usage. The primary method used by the Company to evaluate a multi_family residential or commercial mortgage loan is based on both the fair market value of the property and an income approach pursuant to which the Company determines if the income from the project will be sufficient to support the related debt and other associated costs. The Company also considers a review of the costs to develop the project and the overall financial strength of the borrower. Multi-family residential loans are made on an adjustable rate basis for a maximum term of 25 years or a fixed rate of 15 years or less. Initial rates are generally fully indexed to the one or three year treasury yield.

     Construction Loans. The Company offers fixed_rate and adjustable_rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residences as well as to selected local builders for construction of single_family dwellings. As of September 30, 2001, $14.6 million or 3.1% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

     Construction loans to homeowners are usually made in connection with the permanent financing on the property. Permanent loans made in conjunction with residential construction have maximum terms of 30.5 years. At the end of the initial six month term of such a loan the Company requires the borrower to begin to make principal repayments on the loan. These loans are reclassified as permanent mortgage loans when the residences securing the loans are completed. The Company will make construction/permanent loans up to a maximum of 90% of the fair market value of the completed project. The rate on the loan during construction is the same rate as the Company will charge on the permanent loan on the completed project. Advances are made on a percentage of completion basis with the Company's receipt of a satisfactory inspection report of the project.

     Historically, the Company has been active in on-your-lot home construction lending and intends to continue to emphasize such lending. Although construction lending is generally considered to involve a higher degree of risk of loss than long_term financing on improved, occupied real estate, the Company historically has not experienced any significant problems.

     The Company also offers mortgage loans on undeveloped single lots held for residential construction. These loans are generally fixed_rate loans with terms not exceeding 15 years; they are not a significant part of the Company's lending activities.

     Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest_earning assets. Originations of consumer loans as a percent of total loan originations amounted to 35.0% and 29.0% during fiscal 2000 and 2001, respectively. The shorter_term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, student loans guaranteed by the Pennsylvania Higher Education Assistance Agency, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

     Home equity loans continue to be a popular product and represented $53.2 million or 11.4% of the loan and mortgage-backed securities portfolio at September 30, 2001. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to fifteen years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2001, the Company had outstanding approximately 2,700 home equity loans of which approximately 2,100 were installment equity loans and 600 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $9.8 million and there was approximately $14.8 million of unused credit available on such loans.

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

     Loans fees generated on origination of real estate mortgage loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income over the estimated remaining terms of such loans using various methods which approximate the interest method. The Company generated $139,000, $268,000 and $137,000 in deferred loan fees in fiscal 1999, 2000 and 2001, respectively.

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

     As of September 30, 2001, the Company was servicing $4.9 million of loans for others, substantially all of which related to loans sold by the Company to the FHLMC. The Company receives a servicing fee of .25% on such loans.

     Non_performing Loans and Real Estate Owned. When a borrower fails to make a required loan payment, the Company attempts to cure the default by contacting the borrower; generally, after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 60 days and is not cured through the Company's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default. This may include commencing a foreclosure action or, in special circumstances, accepting from the borrower a voluntary deed of the secured property in lieu of foreclosure with respect to mortgage loans and equity loans, or title and possession of collateral in the case of other consumer loans. Substantial delays may occur in instituting and completing residential foreclosure proceedings due to the extensive procedures and time periods required to be complied with under Pennsylvania law.

     If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. When property is acquired, it is recorded at the lower of carrying or market value at the date of acquisition and any write_down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no loans outstanding which are recorded as loans accounted for on a non-accrual basis as of the end of the period.

         The following table sets forth information regarding non_accrual loans, loans which are 90 days or more delinquent but on which the Company is accruing interest, troubled debt restructuring, and other real estate owned held by the Company at the dates indicated. The Company continues to accrue interest on loans which are 90 days or more overdue where management believes that such interest is collectible.


                                                                     As of September 30,
                                                                -----------------------------
                                                                2001         2000        1999
                                                                ----         ----        ----
                                                                    (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                             $ --         $ --        $ --
  Accruing loans 90 days overdue                                 298          184         299
  Troubled debt restructurings                                    --           --          --
                                                                ----         ----        ----
         Total                                                   298          184         299
                                                                ----         ----        ----
         Consumer loans:
           Non-accrual loans                                      --           --          --
           Accruing loans 90 days overdue                         --           --
           Troubled debt restructurings                           --           --          --
                                                                ----         ----        ----

         Total                                                    --           --          --
                                                                ----         ----        ----

Total non-performing loans:
  Non-accrual loans                                               --           --          --
  Accruing loans 90 days overdue                                 298          184         299
  Troubled debt restructurings                                    --           --          --
                                                                ----         ----        ----
         Total                                                  $298         $184        $299
                                                                ====         ====        ====
         Total non-performing loans to total loans               .07%         .07%        .12%
         Total real estate owned, net of related reserves       ----         ----        ----
         Total non-performing loans and other real
          estate owned to total assets                           .05%         .04%        .07%


     Management establishes reserves for losses on slow loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2000 or 2001 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. The Company recorded a $16,579 provision for loan losses in fiscal 1999. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

     Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectibility because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company's policy to establish specific reserves for losses on slow consumer loans and commercial loans when it determines that losses are probable. In addition, consumer loans are charged against reserves if they are more than 120 days delinquent unless a satisfactory repayment schedule is arranged. Although management has currently established no specific reserves for losses, no assurance can be given as to whether future specific reserves may be required. The establishment of any such reserves could affect net income.

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                       Year Ended September 30,
                                            -----------------------------------------------
                                                2001              2000              1999
                                            -----------       -----------       -----------

Allowances at beginning of year             $ 2,038,131       $ 2,040,000       $ 2,040,000
 Provision for loan losses charged to
  operating expenses                                 --                --            16,579
Amounts charged off, net                         (1,943)           (1,869)          (16,579)
                                            -----------       -----------       -----------
Allowances at end of year                   $ 2,036,188       $ 2,038,131       $ 2,040,000
                                            ===========       ===========       ===========
Ratio of net charge-offs to average
 loans outstanding                                   --                --                --
Ratio of allowances to period-end loans             .69%              .77%              .81%


Investment Activities

     The Company is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under FDIC regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits and certificates of deposit as well as other specified investments. See "Regulation _ Federal Home Loan Bank System."

     The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest_bearing deposits in other banks, tax exempt obligations, ARM mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2001 was $58.1 million.

     The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                                      As of September 30,
                                               --------------------------------


                                               2001          2000          1999
                                               ----          ----          ----
                                                        (In Thousands)
Interest-bearing deposits at
 other depository institutions               $ 7,588       $ 2,856       $ 2,681
Tax exempt obligations                        23,771        15,381         8,121
ARM mutual funds                               3,294         3,310         3,202
U.S. Government Securities
 available-for-sale                               --            --            --

U.S. Government and agency
 obligations held to maturity                 38,431        55,900        52,892

FHLB of Pittsburgh stock                       8,950         7,365         6,473
                                             -------       -------       -------
         Total
                                             $82,034       $84,812       $73,369
                                             =======       =======       =======

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

     Deposits. Due to changes in regulatory and economic conditions in recent years, the Company has increasingly emphasized deregulated fixed_rate certificate accounts and other authorized types of deposits. The Company has a number of different programs designed to attract both short_term and long_term deposits from the general public by providing an assortment of accounts and rates consistent with FDIC regulations. These programs include passbook and club savings accounts, NOW and regular checking accounts, money market deposit accounts, retirement accounts, certificates of deposit ranging in terms from 90 days to 60 months and jumbo certificates of deposit in denominations of $98,000 or more. The interest rates on the Company's various accounts are determined weekly by the Interest Rate Risk Management Officer based on reports prepared by members of senior management. The Company attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area.

     The Company's deposits are obtained primarily from residents of Montgomery and Bucks Counties; the Company does not utilize brokered deposits. The principal methods used by the Company to attract deposit accounts include local advertising, offering a wide variety of services and accounts, competitive interest rates and convenient office locations. The Company also is a member of the "STAR" ATM network.

     The  following  table  shows  the   distribution   of,  and  certain  other
information relating to, the Company's deposits by type as of the dates indicated.


                                                          As of September 30,
                                  -----------------------------------------------------------------------
                                        2001                     2000                     1999
                                  -------------------     --------------------     ----------------------
                                             Percent
                                                of                   Percent                    Percent
                                  Amount     Deposits     Amount   of Deposits     Amount     of Deposits
                                  ------     --------     ------   -----------     ------     -----------
                                                       (Dollars in Thousands)
Passbook and club
  accounts                      $  2,535       0.7%     $  2,396        0.8%     $  2,707         0.9%
NOW accounts                      12,280       3.5        10,749        3.5        11,812         3.9
Checking accounts                  6,859       2.0         5,781        1.9         5,372         1.8
Money market demand
  accounts                        67,383      19.2        49,420       16.0        54,055        17.8
 Certificates of deposit:
         6 month                  25,148       7.2         8,520        2.7         7,159         2.4
         9 month                   5,949       1.7         4,246        1.4         8,762         2.9

         12 month                 28,170       8.0        32,121       10.4        16,867         5.6

         15 month                 10,710       3.1         4,660        1.5         7,047         2.3

         17 month                  9,490       2.7        40,896       13.2        14,946         4.9

         18 month                 62,754      17.9        51,037       16.5        52,442        17.2

         24 month                 35,826      10.2        28,820        9.3        47,099        15.5

         27 month                  5,171       1.5         5,045        1.6         2,970         1.0

         36 month                 18,308       5.2        16,519        5.3        24,511         8.1

         60 month                 18,607       5.3        12,928        4.2        13,195         4.3

         Other                     3,712       1.1         2,638        0.9         3,052         1.0
Retirement accounts:
 Money mark deposit                  559       0.2           509        0.2           435          0.1
  accounts
 Certificates of deposit          36,686      10.5        33,551        10.8       31,229         10.3
                                --------     -----      --------       -----     --------        -----
Total deposits                  $350,147     100.0%     $309,836       100.0%    $303,660        100.0%
                                ========     =====      ========       =====     ========        =====


     The large variety of deposit accounts offered by the Company has increased the Company's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities and non-deposit products) still exists. The new types of accounts, however, have been more costly than traditional accounts during periods of high interest rates. In addition, the Company has become more vulnerable to short_term fluctuations in deposit flows as customers have become more rate_conscious and willing to move funds into higher yielding accounts. The ability of the Company to attract and retain deposits and the Company's cost of funds have been, and will continue to be, significantly affected by money market conditions.

     The following table presents certain information concerning the Company's deposit accounts as of September 30, 2001 and the scheduled quarterly maturities of its certificates of deposit.



                                                                         Percentage of       Weighted Average
                                                           Amount        Total Deposits        Nominal Rate
                                                          --------       --------------      ----------------
                                                                     (Dollars in Thousands)

Passbook and club accounts                                $  2,535              0.7%              2.09%
NOW accounts                                                12,985              3.7               1.10
Checking accounts                                            6,154              1.8               0.00
Money market deposits accounts(1)                           67,941             19.4               3.27
                                                          --------           ------               ----
         Total                                            $ 89,615             25.6%              2.70%
                                                          --------           ------               ----

         Certificate accounts maturing by quarter:
  December 31, 2001
                                                          $ 45,486             13.0%              5.42%
  March 31, 2002                                            45,188             12.9               5.35
  June 30, 2002                                             47,579             13.6               5.62
  September 30, 2002                                        30,084              8.6               5.19
  December 31, 2002                                         30,655              8.8               5.25
  March 31, 2003                                            15,267              4.4               5.19
  June 30, 2003                                              7,826              2.2               5.36
  September 30, 2003                                        11,043              3.2               5.18
  December 31, 2003                                          3,865              1.1               5.85
  March 31, 2004                                             5,705              1.6               5.43
  June 30, 2004                                              3,441              1.0               5.04
  September 30, 2004                                         2,995              0.9               4.83
Thereafter                                                  11,397              3.3               5.64
                                                          --------           ------               ----
Total certificate accounts(1)                              260,531             74.4               5.38
                                                          --------           ------               ----
         Total deposits                                   $350,146            100.0%              4.69%
                                                          ========           ======               ====


----------
(1)  Includes retirement accounts.

     Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $161.2 million of certificates of deposit which mature during the 12 months ended September 30, 2002.

     The following table sets forth the net deposit flows of the Company during the periods indicated.


                                                             Year Ended September 30,
                                                    -----------------------------------------
                                                      2001            2000             1999
                                                    --------        --------         --------
                                                                 (In Thousands)
(Decrease)/Increase before interest credited        $ 26,472        $ (6,391)        $  1,747
Interest credited                                     13,839          12,567           12,086
                                                    --------        --------         --------
Net deposit increase                                $ 40,311        $  6,176         $ 13,833
                                                    ========        ========         ========


     The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2001 which mature during the periods indicated.


                                                    Amounts at September 30, 2001 Maturing
                                  -------------------------------------------------------------------------
                                    As of
                                 September 30,   One Year or
                                    2001            Less         Two Years      Three Years      Thereafter
                                  --------        --------       ---------      -----------      ----------
                                                               (In Thousands)
Certificate accounts:
  2.01% to 4.00%                  $ 24,465        $ 23,598            $767        $    100
  4.01% to 6.00%                   142,429          72,522          47,988          13,674        $  8,245
  6.01% to 8.00%                    93,637          71,802          16,194           2,464           3,177
                                  --------        --------        --------        --------        --------
         Total certificate
         accounts(1)              $260,531        $167,922        $ 64,949        $ 16,238        $ 11,422
                                  ========        ========        ========        ========        ========

----------
(1)  Includes retirement accounts.


     Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation _ Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2001, the Bank had FHLB advances with maturities of one year or less totaling $5.5 million at an interest rate of 6.35% and FHLB advances with maturities of 13 months to 10 years totaling $145.3 million at interest_rates ranging from 5.17% to 6.50%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts to purchase mortgage-backed securities, investment securities and to expand lending.

     The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.


                                                                               September 30,
                                    ------------------------------------------------------------------------------------
                                              2001                           2000                        1999
                                    ---------       --------        --------     --------       --------        --------
                                                    Weighted                     Weighted                       Weighted
                                                    Average                      Average                         Average
                                     Balance          Rate           Balance       Rate         Balance           Rate
                                    --------        --------        ---------    ---------      --------         -------
                                                                    (Dollars in Thousands)

Advances from FHLB of Pittsburgh    $171,309         5.74%          $145,134       6.10%        $125,180         5.76%



     The  following  table  sets  forth  certain   information   concerning  the
short_term borrowings of the Company for the periods indicated.


                                                    Year Ended September 30,
                                            ------------------------------------

                                              2001           2000         1999
                                            --------        ------       -------
                                                    (Dollars in Thousands)
Advances from FHLB of Pittsburgh:
   Average balance outstanding              $  5,222        $6,550       $6,575
   Maximum amount outstanding at any
      month-end during the period             16,200        14,600       11,700

   Weighted average interest rate
     during the period                          6.31%        6.34%         5.44%

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

Employees

     The Company had 50 full_time employees and 44 part_time employees as of September 30, 2001. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The 1999 Act permits a bank holding company to elect to be considered a financial holding company ("FHC"). A bank holding company that makes an FHC election is permitted to engage in activities that are financial in nature or incidental to such financial activities. The 1999 Act lists certain activities that are considered financial in nature and permits the Federal Reserve Board to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making; (2) insurance underwriting; (3) merchant banking; and (4) insurance company portfolio investments. The Company has not made the financial holding company election.

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

     FDIC Insurance Premiums. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2001 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0184% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2001, the Bank's regulatory capital exceeded all of its capital requirements.

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

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a

25 risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2001, the Bank met each of its capital requirements.

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

     Bad Debt Reserves. As of January 1, 1996, the Company changed its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Beginning October 1, 2000, the Company changed its method of computing reserves for bad debts to the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to it its net charge-offs.

     A thrift institution required to change its method of computing reserves for bad debts to the experience method treats such change as a change in method of accounting determined solely with respect to the "applicable excess reserves" of the institutions. The amount of applicable excess reserves is taken into account ratably over a six taxable-year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company has not incurred any additional tax expense. Amounts that had been previously deferred will be reversed for financial reporting purposes and will be included in the income tax return of the Company, increasing income tax payable. The change from the experience method to the specific charge-off method in the current year will not result in a recapture of bad debt reserves for tax purposes. Retained earnings at September 30, 2001 and 2000 included approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

     Distributions. If the Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated pre-1988 tax bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non_dividend distribution." A distribution in respect of stock is a non_dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the Bank's current and post_1951 accumulated earnings and profits. The amount of additional taxable income created by a non_dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute

AMTI include (a) tax exempt interest on newly_issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of
(i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends_Received Deduction. The corporate dividends_received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

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

Subsidiary

     The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2001 amounted to approximately $95.2 million.

Item 2. Properties

     As of September 30, 2001, the Company conducted its business from its main office in Harleysville, Pennsylvania and four other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations throughout Pennsylvania, Delaware, New York and New Jersey.


                                                                                  Net Book Value
                                                                                 of Property and
                                                                                    Leasehold
                                                                     Lease       Improvements at
                                                     Owned or     Expiration      September 30,
County             Address                            Leased         Date              2001              Deposits
------             -------                           --------     ----------     ---------------         --------
                                                                                              (In Thousands)
Montgomery         271 Main Street
                   Harleysville, Pennsylvania         Owned           --               $1,282            $145,812

Montgomery         640 East Main Street                              May
                   Lansdale, PA  19446                Leased       2043(1)              1,029               7,127

Montgomery         1550 Hatfield Valley Road                        January
                   Hatfield, Pennsylvania             Leased        2064(1)               968              83,128

Montgomery         2301 West Main Street
                   Norristown, Pennsylvania           Owned           --                  660              75,795

Montgomery         3090 Main Street
                   Sumneytown, Pennsylvania           Owned           --                  142              38,285
                                                                                       ------            --------
                                                                     Total             $4,081            $350,147
                                                                                       ======            ========

----------
(1)  The land at this office is leased, however, the Bank owns the building.

Item 3. Legal Proceedings.

     The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II.

Item 5. Market for The Company's Common Stock Related Stockholder Matters.

     The information required herein is incorporated by reference from page 28 of the Company's 2001 Annual Report to Stockholders ("Annual Report").

Item 6. Selected Financial Data.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not Applicable

PART III.

Item 10. Directors and Principal Officers of the Company.

     The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 2002 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

          (a) Contents
              --------

          (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):


          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of September 30, 2001 and 2000

          Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements

          (b) Reports on Form 8-K
              -------------------
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

          (c) Exhibits

          (2) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


           No.                                           Exhibits                                       Location
            3.1        Articles of Incorporation                                                          (1)
            3.2        Bylaws                                                                             (1)
            4          Common Stock Certificate                                                           (1)
           10.1        Stock Compensation Program*                                                        (2)
           10.2        1995 Employee Stock Purchase Plan*                                                 (3)
           10.3        1995 Stock Option Plan*                                                            (3)
           10.4        2000 Stock Option Plan*                                                            (4)
           10.5        Profit Sharing Incentive Plan*                                                     (5)
                       Employment Agreements with Edward J. Molnar, Ronald B. Geib, and Marian
           10.6        Bickerstaff*                                                                       (2)
           13          Annual Report to Stockholders                                                Filed herewith
           22          Subsidiaries of the Registrant - Reference is made to "Item
                       1. Business - Subsidiaries" of this Form 10-K for the required information
           23          Consent of Deloitte & Touche                                                 Filed herewith


----------
* Denotes management compensation plan or arrangement

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

                                                 HARLEYSVILLE SAVINGS
                                                 FINANCIAL CORPORATION


December 19, 2001                                By:/s/ Edward J. Molnar
                                                    --------------------
                                                    Edward J. Molnar
                                                    President, Chief Executive
                                                    Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Edward J. Molnar                                 December 19, 2001
--------------------
Edward J. Molnar
President, Chief Executive
 Officer and Director


/s/ Brendan J. McGill                                December 19, 2001
---------------------
Brendan J. McGill
Senior Vice President, Treasurer
 and Chief Financial Officer


/s/ Sandford L. Alderfer                             December 19, 2001
------------------------
Sanford L. Alderfer
Director


/s/ Paul W. Barndt                                   December 19, 2001
------------------
Paul W. Barndt
Director

/s/ Philip A. Clemens                                December 19, 2001
---------------------
Philip A. Clemens
Director


/s/ Mark R. Cummins                                  December 19, 2001
-------------------
Mark R. Cummins
Director


/s/ David J. Friesen                                 December 19, 2001
--------------------
David  J. Friesen
Director


/s/ George W. Meschter                               December 19, 2001
----------------------
George W. Meschter
Director


/s/ Ronald B. Geib                                   December 19, 2001
------------------
Ronald B. Geib
Director, Executive Vice President
  and Chief Operating Officer