Form 10-Q
period 2001-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2002-02-13
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     December 31, 2001
                                       -----------------------

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

Common Stock, $.01 Par Value, 2,310,490 as of February 12, 2002

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index
                                      -----

                                                                                             PAGE(S)
                                                                                             -------
Part I FINANCIAL INFORMATION
         Item 1. Financial Statements

                 Unaudited Consolidated Statements of Financial Condition as of
                 December 31, 2001 and September 30, 2001                                      1

                 Unaudited Consolidated Statements of Income for the Three
                 Months Ended December 31, 2001 and 2000                                       2

                 Unaudited Consolidated Statement of Stockholders' Equity for the Three
                 Months Ended December 31, 2001                                                3

                 Unaudited Consolidated Statements of Cash Flows for the Three Months
                 Ended December 31, 2001 and 2000                                              4

                 Notes to Unaudited Consolidated Financial Statements                        5 - 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                         9 - 10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                 10 - 12



Part II OTHER INFORMATION

         Item 1. - 6.                                                                            13

         Signatures                                                                              14



                                      Harleysville Savings Financial Corporation
                               Unaudited Consolidated Statements of Financial Condition

                                                                                 December 31,        September 30,
                                                                                     2001                2001
                                                                                 -------------       -------------
Assets
Cash and amounts due from depository institutions                                $   1,740,101       $   1,360,099
Interest bearing deposits in other banks                                            11,021,056           7,588,033
                                                                                 -------------       -------------
     Total cash and cash equivalents                                                12,761,157           8,948,132
Investment securities held to maturity (fair value -
        December 31, $50,174,000; September 30, $63,568,000)                        49,457,013          62,202,405
Investment securities available-for-sale at fair value                               7,923,914           3,293,981
Mortgage-backed securities held to maturity (fair value -
        December 31, $179,883,000; September 30, $171,236,000)                     178,465,415         167,726,725
Mortgage-backed securities available-for-sale at fair value                          2,996,250                  --
Loans receivable (net of allowance for loan losses -
        December 31, $2,036,000; September 30, $2,036,000)                         296,417,411         290,213,221
Accrued interest receivable                                                          2,772,925           3,402,945
Federal Home Loan Bank stock - at cost                                               9,171,400           8,950,200
Office properties and equipment                                                      5,157,343           5,224,482
Deferred income taxes                                                                  261,088             260,041
Prepaid expenses and other assets                                                    8,599,317           8,165,985
                                                                                 -------------       -------------
TOTAL ASSETS                                                                     $ 573,983,233       $ 558,388,117
                                                                                 =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                    $ 352,224,615       $ 350,146,555
     Advances from Federal Home Loan Bank                                          182,732,650         171,309,384
     Accrued interest payable                                                          842,675             727,501
     Advances from borrowers for taxes and insurance                                 2,562,845             979,964
     Accounts payable and accrued expenses                                             700,533             960,825
                                                                                 -------------       -------------
Total liabilities                                                                  539,063,318         524,124,229
                                                                                 -------------       -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       Dec. 2001, 2,307,212; Sept. 2001, 2,306,455                                      23,072              23,065
     Paid-in capital in excess of par                                                7,379,435           7,358,681
     Treasury stock, at cost (Dec. 2001, 73,872 shares; Sept. 2001, 65,659)         (1,103,131)         (1,024,733)
     Retained earnings - partially restricted                                       28,637,879          27,922,182
     Accumulated other comprehensive loss                                              (17,340)            (15,307)
                                                                                 -------------       -------------
Total stockholders' equity                                                          34,919,915          34,263,888
                                                                                 -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 573,983,233       $ 558,388,117
                                                                                 =============       =============


See notes to unaudited consolidated financial statements

                   Harleysville Savings Financial Corporation
                   Unaudited Consolidated Statements of Income


                                                     For the Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        2001             2000
                                                        ----             ----
INTEREST INCOME:
  Interest on mortgage loans                         $4,516,866       $4,038,391
  Interest on mortgage-backed securities              2,384,928        2,353,786
  Interest on consumer and other loans                  982,688        1,087,018
  Interest and dividends on investments               1,053,666        1,419,582
                                                     ----------       ----------
Total interest income                                 8,938,148        8,898,777
                                                     ----------       ----------
Interest Expense:
  Interest on deposits                                3,890,004        4,112,080
  Interest on borrowings                              2,555,812        2,428,705
                                                     ----------       ----------
Total interest expense                                6,445,816        6,540,785
                                                     ----------       ----------

Net Interest Income                                   2,492,332        2,357,992
Provision for loan losses                                    --               --
                                                     ----------       ----------
Net Interest Income after Provision
  for Loan Losses                                     2,492,332        2,357,992
                                                     ----------       ----------
Other Income:
  Other income                                          268,413          224,108
                                                     ----------       ----------
Total other income                                      268,413          224,108
                                                     ----------       ----------
Other Expenses:
  Salaries and employee benefits                        810,064          707,287
  Occupancy and equipment                               320,864          262,604
  Deposit insurance premiums                             15,628           15,772
  Other                                                 380,143          376,213
                                                     ----------       ----------
Total other expenses                                  1,526,699        1,361,876
                                                     ----------       ----------

Income before Income Taxes                            1,234,046        1,220,224

Income tax expense                                      228,867          319,800
                                                     ----------       ----------

Net Income                                           $1,005,179       $  900,424
                                                     ==========       ==========


Basic Earnings Per Share                             $     0.45       $     0.40
                                                     ==========       ==========
Diluted Earnings Per Share                           $     0.44       $     0.40
                                                     ==========       ==========

Dividends Per Share                                  $     0.13       $     0.12
                                                     ==========       ==========


See notes to unaudited consolidated financial statements.

                                     Harleysville Savings Financial Corporation
                              Unaudited Consolidated Statement of Stockholders' Equity


                                                             Paid-in                   Retained      Accumulated
                                                             Capital                   Earnings-         Other         Total
                                                Common      in Excess     Treasury     Partially    Comprehensive   Stockholders'
                                                 Stock        of Par        Stock      Restricted        Loss          Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2001                   $    23,065   $ 7,358,681   $(1,024,733)  $27,922,182    $   (15,307)   $34,263,888
                                             ===========   ===========   ===========   ===========    ===========    ===========

 Net Income                                                                              1,005,179                     1,005,179
 Issuance of Common Stock:                             7        20,754                                                    20,761
 Dividends - $.13 per share                                                               (289,482)                     (289,482)
 Treasury stock aquired                                                      (78,398)                                    (78,398)
 Unrealized holding loss on available-for-
 sale securities, net of tax                                                                               (2,033)        (2,033)
                                             -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2001                 $    23,072   $ 7,379,435   $(1,103,131)  $28,637,879    $   (17,340)   $34,919,915
                                             ===========   ===========   ===========   ===========    ===========    ===========


See notes to unaudited consolidated financial statements.


                              Harleysville Savings Financial Corporation
                           Unaudited Consolidated Statements of Cash Flows

                                                                         Three Months Ended December 31,
                                                                              2001               2000
                                                                              ----               ----
Operating Activities:
Net Income                                                               $  1,005,179       $    900,424
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                              123,901            116,559
    (Increase) decrease in deferred income taxes                               (7,885)            49,369
    Amortization of deferred loan fees                                        (64,163)           (47,182)
    Changes in assets and liabilities which (used) provided cash:
    Decrease in accounts payable and accrued
      expenses and income taxes payable                                      (260,292)           (72,237)
    (Increase) decrease in prepaid expenses and other assets                 (433,332)           399,117
     Decrease (increase) in accrued interest receivable                       630,020           (125,079)
    Increase in accrued interest payable                                      115,174            305,533
                                                                         ------------       ------------
Net cash provided by operating activities                                   1,108,602          1,526,504
                                                                         ------------       ------------
Investing Activities:
Purchase of investment securities held to maturity                        (13,154,845)        (2,310,359)
Proceeds from maturities of investment securities                          25,900,237
Purchase of investment securities available for sale                       (4,629,933)          (404,230)
Purchase of FHLB stock                                                       (221,200)          (903,200)
Long-term loans originated or acquired                                    (33,759,241)       (16,692,876)
Purchase of mortgage-backed securities held to maturity                   (17,986,847)       (20,206,247)
Purchase of mortgage-backed securities available for sale                  (2,996,250)
Principal collected on long-term loans & mortgage-backed securities        34,872,177         18,528,174
Purchases of premises and equipment                                           (56,762)          (130,068)
                                                                         ------------       ------------
Net cash used in investing activities                                     (12,032,664)       (22,118,806)
                                                                         ------------       ------------

Financing Activities:
Net increase increase in demand deposits, NOW accounts
    and savings accounts                                                    8,048,274          3,473,707
Net decrease in certificates of deposit                                    (5,970,215)          (474,441)
Cash dividends                                                               (289,482)          (267,835)
Net increase in FHLB advances                                              11,423,266         18,663,434
Purchase of treasury stock                                                    (78,398)          (186,261)
Net proceeds from issuance of stock                                            20,761              7,256
Net increase in advances from borrowers for taxes & insurance               1,582,881          1,533,578
                                                                         ------------       ------------
Net cash provided by financing activities                                  14,737,087         22,749,438
                                                                         ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       3,813,025          2,157,136

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              8,948,132          4,080,202
                                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 12,761,157       $  6,237,338
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                         $    276,629       $      3,028
    Interest expense                                                        6,560,990          6,235,252



See notes to unaudited consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Comprehensive Income - Comprehensive income for the three month periods ended December 31, 2001 and 2000, was approximately $1,003,000 and $864,000, respectively.



2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                      December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                       Gross            Gross
                                                    Amortized        Unrealized       Unrealized        Approximate
                                                      Cost              Gain            Losses          Fair Value
---------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years            $ 8,997,255      $     3,705          (16,960)      $ 8,984,000
      Due after 5 years through 10 years             3,000,000          145,000               --         3,145,000
      Due after 10 years through 15 years           11,457,534          213,466               --        11,671,000
Tax Exempt Obligations
      Due after 15 years                            26,002,224          578,875         (207,099)       26,374,000
                                                   -----------      -----------      -----------       -----------

Total Investment Securities                        $49,457,013      $   941,046      $  (224,059)      $50,174,000
                                                   ===========      ===========      ===========       ===========


                                                                     September 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized         Approximate
                                                       Cost             Gain            Losses           Fair Value
---------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years            $ 1,000,000                       $        --       $ 1,000,000
      Due after 5 years through 10 years            12,985,052       $ 214,948                --        13,200,000
      Due after 10 years through 15 years           24,446,500         304,500                --        24,751,000
Tax Exempt Obligations
      Due after 15 years                            23,770,853         846,147                --        24,617,000
                                                  ------------      -----------      -----------       -----------

Total Investment Securities                       $ 62,202,405      $ 1,365,595      $        --       $63,568,000
                                                  ============      ===========      ===========       ===========


The Company has the positive intent and the ability to hold these securities to maturity. At December 31, 2001, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of cost and approximate fair value of investment securities is as follows:

                                                                             December 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                 Gross
                                                Amortized           Unrealized             Unrealized           Approximate
                                                   Cost                Gain                  Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                               $ 7,950,186         $          --            $ (26,272)          $ 7,923,914
                                               -----------         -------------            ---------           -----------
Total Investment Securities                    $ 7,950,186         $          --            $ (26,272)          $ 7,923,914
                                               ===========         =============            =========           ===========

                                                                       September 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                        Gross                Gross
                                                Amortized            Unrealized            Unrealized           Approximate
                                                  Cost                  Gain                 Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                               $ 3,317,173          $         --            $ (23,192)          $ 3,293,981
                                               -----------          ------------            ---------           -----------
Total Investment Securities                    $ 3,317,173          $         --            $ (23,192)          $ 3,293,981
                                               ===========          ============            =========           ===========


4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                             December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                         Gross                Gross
                                                 Amortized            Unrealized            Unrealized           Approximate
                                                   Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $69,574,239             $ 635,130           $ (375,369)          $69,834,000
FHLMC pass-through certificates                 28,449,190               264,170              (77,360)           28,636,000
FNMA pass-through certificates                  18,417,608               246,217                 (825)           18,663,000
GNMA pass-through certificates                  62,024,378               737,454              (11,832)           62,750,000
                                              ------------           ------------          ----------          ------------
Total Mortgage-backed Securities              $178,465,415           $ 1,882,971           $ (465,386)         $179,883,000
                                              ============           ============          ==========          ============



                                                                             September 30, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations             $68,183,560            $ 887,139            $ (181,699)          $68,889,000
FHLMC pass-through certificates                  14,315,089              544,911                    --            14,860,000
FNMA pass-through certificates                   19,714,010              528,990                    --            20,243,000
GNMA pass-through certificates                   65,514,066            1,729,934                    --            67,244,000
                                               ------------          ------------           ----------          ------------
Total Mortgage-backed Securities               $167,726,725          $ 3,690,974            $ (181,699)         $171,236,000
                                               ============          ============           ==========          ============


5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                             December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates                  $ 2,996,250          $         --           $       --          $  2,996,250
                                               ------------          ------------           ----------          ------------
Total Mortgage-backed Securities                $ 2,996,250          $         --           $       --          $  2,996,250
                                               ============          ============           ==========          ============

6.  LOANS RECEIVABLE
Loans receivable consist of the following:


                                           December 31, 2001  September 30, 2001
                                           -----------------  ------------------
Residential Mortgages                          $ 237,974,503       $ 233,290,694
Commercial Mortgages                                 585,511             785,923
Construction                                      10,967,383          14,649,063
Education                                          1,360,802           1,041,197
Savings Account                                      641,053             617,244
Home Equity                                       43,240,152          43,401,198
Automobile and other                                 657,586             628,752
Line of Credit                                    11,923,130           9,806,918
                                               -------------       -------------
Total                                            307,350,120         304,220,989
  Undisbursed portion of loans in process         (6,814,864)         (9,919,306)
  Deferred loan fees                              (2,081,557)         (2,052,274)
  Allowance for loan losses                       (2,036,288)         (2,036,188)
                                               -------------       -------------
Loans receivable - net                         $ 296,417,411       $ 290,213,221
                                               =============       =============


The total amount of loans being serviced for the benefit of others was approximately $4.1 million and $4.9 million at December 31, 2001 and September 30, 2001, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                    Three Months Ended December 31,
                                                    -------------------------------
                                                     2001                     2000
                                                     ----                     ----
Balance, beginning of period                     $ 2,036,188              $ 2,038,131
  Provision for loan losses                               --                       --
  Amounts recovered                                      100                       --
                                                 -----------              -----------
Balance, end of period                           $ 2,036,288              $ 2,038,131
                                                 ===========              ===========

7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:


                                      December 31, 2001     September 30, 2001
                                      -----------------     ------------------
Land and buildings                          $ 5,088,965            $ 5,081,110
Furniture, fixtures and equipment             3,292,060              3,243,153
Automobiles                                      56,164                 56,164
                                            -----------            -----------
Total                                         8,437,189              8,380,427
  Less accumulated depreciation              (3,279,846)            (3,155,945)
                                            -----------            -----------
Net                                         $ 5,157,343            $ 5,224,482
                                            ===========            ===========


8.  DEPOSITS
Deposits are summarized as follows:
                                      December 31, 2001     September 30, 2001
                                      -----------------     ------------------
NOW accounts                              $   7,951,950           $ 12,280,113
Checking accounts                            12,515,239              6,859,090
Money Market Demand accounts                 74,504,379             67,941,336
Passbook and Club accounts                    2,692,329              2,535,083
Certificate accounts                        254,560,718            260,530,933
                                          -------------          -------------
Total deposits                            $ 352,224,615          $ 350,146,555
                                          =============          =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2001 amounted to approximately $15.8 million.

9.  COMMITMENTS
At December 31, 2001, the following commitments were outstanding:


Origination of fixed-rate mortgage loans                   $ 8,511,742
Origination of adjustable-rate mortgage loans                  855,500
Unused line of credit loans                                 16,676,487
Loans in process                                             6,814,864
                                                           -----------
Total                                                      $32,858,593
                                                           ===========


10.  DIVIDEND

On January 23, 2002, the Board of Directors declared a cash dividend of $.13 per share payable on February 20, 2002 to the stockholders' of record at the close of business on February 6, 2002.

11.  EARNINGS PER SHARE
The following average shares were used for the computation of earnings per share:


                           For the Three Months Ended
                                   December 31,
                    --------------------------------------
                           2001                    2000
                           ----                    ----
Basic                    2,233,025              2,229,776
Diluted                  2,270,338              2,254,042

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

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

Changes in Financial Position for the Three Month Period Ended December 31, 2001 Total assets at December 31, 2001 were $574 million, an increase of $15.6 million or 2.8% for the three month period. This increase was primarily the result of an increase in mortgage-backed securities and loans receivable of approximately $13.7 and $6.2 million, respectively. The remainder was due to an increase in cash of approximately $3.8 million.

During the three month period ended December 31, 2001, total deposits increased by $2.1 million to $352.2 million. Advances from borrowers for taxes and insurance also increased by $1.6 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $11.4 million, which was used to fund the purchase of investment securities and fund loans.

Comparisons of Results of Operations for the Three Month Period Ended December 31, 2001 with the Three Month Period Ended December 31, 2000.

Net Interest Income
The increase in the net interest income for the three month period ended December 31, 2001 when compared to the same period in 2000 can be attributed to the increase in interest earning assets and the decrease in interest expense on deposits. The interest rate spread decreased from 1.67% for the three month period ended December 31, 2000 to 1.59% for the comparable period ended December 31, 2001.

Total interest income was $8.9 million for the three month period ended December 31, 2001 compared to $8.9 million for the comparable period in 2000. The increase in the average balance of interest-earning assets was offset by a decrease in the average yield for the interest-earning assets to 6.52% for the three month period ended December 31, 2001 from 7.33% for the comparable period in 2000.

Total interest expense decreased to $6.4 million for the three month period ended December 31, 2001 from $6.5 million for the comparable period in 2000. This decrease was the result of a decrease in the average cost on interest-bearing liabilities from 5.66% for the three month period ended December 31, 2000 to 4.93% for the comparable period ended December 31, 2001. This decrease is the result of a lower level of interest paid on deposits for the three month period ended December 31, 2001 when compared to the same period ended December 31, 2000. This was partially offset by an increase in the average interest-bearing liabilities from $462.4 million for the three month period ended December 31, 2000 to $522.6 million for the comparable period ended December 31, 2001.

Other Income
Other income increased to $268,000 for the three month period ended December 31, 2001 from $224,000 for the comparable period in 2000. The increase is due to an increase in the number of mortgage late charges and additional income from Bank Owned Life Insurance.

Other Expenses
During the quarter ended December 31, 2001, other expenses increased by $164,000 or 12.3% to $1.5 million. Management believes these are reasonable increases in the cost of operations after considering the effects of inflation, the impact of the 12% growth in the assets of the Company and the opening of a new branch when compared to the same period in 2000. The annualized ratio of expenses to average assets for the three month period ended December 31, 2001 and 2000 was 1.08%.

Income Taxes
The Company made provisions for income taxes of $229,000 for the three month period ended December 31, 2001 compared to $320,000 for the comparable period in 2000. The primary reason for the decrease in the percentage of tax expense in 2001 was the increase in tax-free income resulting from purchases of tax-exempt securities.

Liquidity and Capital Resources
The Company's net income for the quarter ended December 31, 2001 of $1,005,000 increased stockholders' equity to $35.0 million or 6.2% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:


                                                               (in thousands)
                                                      Leveraged                Risk-based
                                                -------------------     ---------------------
       Actual regulatory capital                $34,936        6.2%      $36,972        14.7%
       Minimum required regulatory capital       22,664        4.0%       20,064         8.0%
       Excess capital                           $12,272        2.2%      $16,908         6.7%


The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 43.8% at December 31, 2001 compared to 43.7% at September 30, 2001.

As of December 31, 2001, the Company had $32.9 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts, which are scheduled to mature during the 12 months ending December 31, 2002, is $176.7 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.


Quantitative and Qualitative Disclosures About Market Risk
The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases or decreases in interest rates. The principal determinant of the exposure of Harleysville Savings' earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. Harleysville Savings' asset and liability management policies seek to increase the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company's interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company's overall vulnerability to increases and decreases in interest rates, the Company remains vulnerable to material and prolonged increases and decreases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets and interest rate sensitive assets exceed interest rate sensitive liabilities, respectively.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2001, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on Harleysville Savings' net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.

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


                                                     1 Year          1 to 3          3 to 5           Over 5
                                                     or less          Years           Years            Years           Total
                                                    ---------       ---------       ---------        ---------       ---------
Interest-earning assets
Mortgage loans                                      $  40,802       $  35,383       $  27,301        $ 133,262       $ 236,748
Mortgage-backed securities                             76,507          19,942          16,152           68,861         181,462
Consumer and other loans                               28,919          15,843           8,981            5,933          59,676
Investment securities and other investments            48,741           3,000              --           35,110          86,851
                                                    ---------       ---------       ---------        ---------       ---------

Total interest-earning assets                         194,969          74,168          52,434          243,166         564,737
                                                    ---------       ---------       ---------        ---------       ---------

Interest-bearing liabilities

   Passbook and Club accounts                              --              --              --            2,692           2,692
   NOW accounts                                            --              --              --           20,467          20,467
   Money Market Deposit accounts                           --              --              --           27,929          27,929
   Choice Savings                                      11,644                                           34,932          46,576
   Certificate accounts                               176,651          64,725          13,185               --         254,561
   Borrowed money                                      25,042          41,354          29,784           86,553         182,733
                                                    ---------       ---------       ---------        ---------       ---------

Total interest-bearing liabilities                    213,337         106,079          42,969          172,573         534,958
                                                    ---------       ---------       ---------        ---------       ---------

Repricing GAP during the period                     $ (18,368)      $ (31,911)      $   9,465        $  70,593       $  29,779
                                                    =========       =========       =========        =========       =========

Cumulative GAP                                      $ (18,368)      $ (50,279)      $ (40,814)       $  29,779
                                                    =========       =========       =========        =========

Ratio of GAP during the period to total assets          -3.25%          -5.65%           1.68%           12.50%
                                                    =========       =========       =========        =========

Ratio of cumulative GAP to total assets                 -3.25%          -8.90%          -7.23%            5.27%
                                                    =========       =========       =========        =========

Part II OTHER INFORMATION

          Item 4.       Submission of Matters to a Vote of Security Holders

                         (a) The annual meeting of Stockholders was held on January 23, 2002

                         (c) There were 2,232,291 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 1,785,532 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                              1.   Election of directors for a three-year term:

                                                           FOR         WITHHELD
                                                        ----------     --------
                                   Paul W. Barndt        1,784,662       870
                                   Philip A. Clemens     1,785,072       460
                                   Edward J. Molnar      1,785,072       460

                              Name of each director whose term of office
                                   continued:

                                   Sanford L. Alderfer
                                   Mark R. Cummins
                                   David J. Friesen
                                   George W. Meschter
                                   Ronald B. Geib

                              2. Proposal to ratify the appointment by the board of Deloitte & Touche, LLP as the Company's independent auditors for the year ending September 30, 2002

                                      FOR              AGAINST          ABSTAIN
                                   ---------           -------          -------
                                   1,781,994             410             3,128


                              Each of the proposals were adopted by the stockholders of the Company.

          Item 1,2,3 and 5.   Not applicable.

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



                                    HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date: February 12, 2002        By:  /s/ Edward J. Molnar
                                    ---------------------------------------
                                    Edward J. Molnar
                                    President and Chief Executive Officer


Date: February 12, 2002        By:  /s/ Brendan J. McGill
                                    ---------------------------------------
                                    Brendan J. McGill
                                    Senior Vice President
                                    Treasurer and Chief Financial Officer