Form 10-Q
period 2002-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2002-05-14
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-29709


                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter


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

Common Stock, $.01 Par Value, 2,256,281 as of April 29, 2002


                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index
                                      -----


                                                                                                          PAGE(S)
                                                                                                          -------
Part I  FINANCIAL INFORMATION
            Item 1.   Financial Statements

                      Unaudited Condensed Consolidated Statements of Financial Condition as of
                      March 31, 2002 and September 30, 2001                                                  1

                      Unaudited Condensed Consolidated Statements of Income for the Three and Six
                      Months Ended March 31, 2002 and 2001                                                   2

                      Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                      Three and Six Months Ended March 31, 2002 and 2001                                     3

                      Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Six
                      Months Ended March 31, 2002                                                            3

                      Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                      Ended March 31, 2002 and 2001                                                          4

                      Notes to Unaudited Condensed Consolidated Financial Statements                       5 - 8

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  9 - 10

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          10 - 11



Part II OTHER INFORMATION

            Item 1. - 6.                                                                                     12

            Signatures                                                                                       13


                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                March 31,         September 30,
                                                                                  2002               2001
                                                                             -------------       -------------
Assets
Cash and amounts due from depository institutions                            $   1,321,675       $   1,360,099
Interest bearing deposits in other banks                                        15,073,224           7,588,033
                                                                             -------------       -------------
     Total cash and cash equivalents                                            16,394,899           8,948,132
Investment securities held to maturity (fair value -
        March 31, $60,251,000; September 30, $63,568,000)                       60,099,732          62,202,405
Investment securities available-for-sale at fair value                           2,159,997           3,293,981
Mortgage-backed securities held to maturity (fair value -
        March 31, $169,266,000; September 30, $171,236,000)                    168,474,453         167,726,725
Mortgage-backed securities available-for-sale at fair value                     10,954,668                  --
Loans receivable (net of allowance for loan losses -
        March 31, $2,041,301; September 30, $2,038,383)                        299,411,294         290,213,221
Accrued interest receivable                                                      2,953,261           3,402,945
Federal Home Loan Bank stock - at cost                                           9,549,100           8,950,200
Office properties and equipment                                                  5,090,898           5,224,482
Deferred income taxes                                                              265,746             260,041
Prepaid expenses and other assets                                                8,090,636           8,165,985
                                                                             -------------       -------------
TOTAL ASSETS                                                                 $ 583,444,684       $ 558,388,117
                                                                             =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                $ 354,294,120       $ 350,146,555
     Advances from Federal Home Loan Bank                                      188,767,707         171,309,384
     Accrued interest payable                                                      887,552             727,501
     Advances from borrowers for taxes and insurance                             2,908,098             979,964
     Accounts payable and accrued expenses                                         591,196             960,825
                                                                             -------------       -------------
Total liabilities                                                              547,448,673         524,124,229
                                                                             -------------       -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       Mar. 2002, 2,316,490; Sept. 2001, 2,306,455                                  23,165              23,065
     Paid-in capital in excess of par                                            7,492,633           7,358,681
     Treasury stock, at cost (2002, 60,209 shares; 2001, 65,659 shares)           (899,104)         (1,024,733)
     Retained earnings - partially restricted                                   29,405,700          27,922,182
     Accumulated other comprehensive loss                                          (26,383)            (15,307)
                                                                             -------------       -------------
Total stockholders' equity                                                      35,996,011          34,263,888
                                                                             -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 583,444,684       $ 558,388,117
                                                                             =============       =============


See notes to unaudited condensed consolidated financial statements.


                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income


                                                 For the Three Months Ended           For the Six Months Ended
                                                          March 31,                            March 31,
                                              --------------------------------     --------------------------------
                                                   2002               2001              2002               2001
                                                   ----               ----              ----               ----
INTEREST INCOME:
  Interest on mortgage loans                  $  4,398,502       $  4,060,612      $  8,915,368       $  8,099,004
  Interest on mortgage-backed securities         2,389,599          2,530,112         4,774,527          4,883,899
  Interest on consumer and other loans             980,560          1,087,845         1,963,248          2,174,863
  Interest and dividends on investments            877,377          1,411,942         1,931,043          2,831,524
                                              ------------       ------------      ------------       ------------
Total interest income                            8,646,038          9,090,511        17,584,186         17,989,290
                                              ------------       ------------      ------------       ------------

Interest Expense:
  Interest on deposits                           3,390,498          4,166,432         7,280,503          8,278,512
  Interest on borrowings                         2,595,594          2,491,209         5,151,405          4,919,914
                                              ------------       ------------      ------------       ------------
Total interest expense                           5,986,092          6,657,641        12,431,908         13,198,426
                                              ------------       ------------      ------------       ------------

Net Interest Income                              2,659,946          2,432,870         5,152,278          4,790,864
Provision for loan losses                               --                 --                --                 --
                                              ------------       ------------      ------------       ------------

Net Interest Income after Provision
  for Loan Losses                                2,659,946          2,432,870         5,152,278          4,790,864
                                              ------------       ------------      ------------       ------------

Other Income:
  (Loss) gain on sales of securities               (23,894)           133,737           (23,894)           133,737
  Gain on sale of loans                                728                                  728
  Other income                                     259,370            231,173           527,783            455,281
                                              ------------       ------------      ------------       ------------
Total other income                                 236,204            364,910           504,617            589,018
                                              ------------       ------------      ------------       ------------

Other Expenses:
  Salaries and employee benefits                   860,238            757,958         1,670,302          1,465,244
  Occupancy and equipment                          311,538            280,644           632,402            543,248
  Deposit insurance premiums                        15,795             15,028            31,423             30,800
  Other                                            384,557            362,741           764,700            738,956
                                              ------------       ------------      ------------       ------------
Total other expenses                             1,572,128          1,416,371         3,098,827          2,778,248

Income before Income Taxes                       1,324,022          1,381,409         2,558,068          2,601,634

Income tax expense                                 264,150            349,100           493,017            668,900
                                              ------------       ------------      ------------       ------------

Net Income                                    $  1,059,872       $  1,032,309      $  2,065,051       $  1,932,734
                                              ============       ============      ============       ============


Basic Earnings Per Share                      $       0.47       $       0.46      $       0.92       $       0.86
                                              ============       ============      ============       ============
Diluted Earnings Per Share                    $       0.46       $       0.46      $       0.90       $       0.86
                                              ============       ============      ============       ============

Dividends Per Share                           $       0.13       $       0.12      $       0.26       $       0.24
                                              ============       ============      ============       ============



See notes to unaudited condensed consolidated financial statements.


                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                  Three Months Ended
                                                                               2002                 2001
-------------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 1,059,872          $ 1,032,309

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax ( benefit) or
expense                                                                          (9,043)             154,434
                                                                            -----------          -----------

Total Comprehensive Income                                                  $ 1,050,829          $ 1,186,743
                                                                            ===========          ===========


                                                                                    Six Months Ended
                                                                                2002                 2001
-------------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 2,065,051          $ 1,955,734

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax ( benefit) or
expense                                                                         (11,076)              88,786
                                                                            -----------          -----------

Total Comprehensive Income                                                  $ 2,053,975          $ 2,044,520
                                                                            ============          ===========


See notes to unaudited condensed consolidated financial statements.




                                         Harleysville Savings Financial Corporation
                             Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                            Paid-in                     Retained       Accumulated
                                                            Capital                     Earnings-         Other           Total
                                             Common        in Excess      Treasury      Partially     Comprehensive   Stockholders'
                                              Stock         of Par         Stock        Restricted         Loss           Equity
--------------------------------------------------------------------------------------------------------------------  -------------
Balance at October 1, 2001                   $ 23,065    $ 7,358,681   $ (1,024,733)   $ 27,922,182     $ (15,307)    $ 34,263,888
                                             ========    ===========   =============   ============     ==========    ============

 Net Income                                                                               2,065,051                      2,065,051
 Issuance of Common Stock:                        100        133,952                                                       134,052
 Dividends - $.13 per share                                                                (581,533)                      (581,533)
Use of treasury stock                                                       276,109                                        276,109
Purchase of treasury stock                                                 (150,480)                                      (150,480)
 Unrealized holding loss on available-for-
  sale securities, net of tax                                                                             (11,076)         (11,076)
                                             --------    -----------   ------------    ------------     ----------     ------------

Balance at March 31, 2002                    $ 23,165    $ 7,492,633     $ (899,104)   $ 29,405,700     $ (26,383)    $ 35,996,011
                                             ========    ===========   =============   ============     ==========    ============


See notes to unaudited condensed consolidated financial statements.


                           Harleysville Savings Financial Corporation
                    Unaudited Condensed Consolidated Statements of Cash Flows


                                                                               Six Months Ended March 31,
                                                                              2002                   2001
                                                                              ----                   ----
Operating Activities:
Net Income                                                               $  2,065,051           $  1,932,734
Adjustments to reconcile net income to net cash provided by
    (used by) operating activities:
    Depreciation                                                              251,777                232,834
    Amortization of deferred loan fees                                       (214,002)               (77,776)
    Gain on sale of loans                                                        (728)
    Loss on sale of securities available for sale                              23,894
    Proceeds from the sale of loans held for sale                             102,918
    Gain on sale of mortgage backed securities available for sale                  --                133,737
    Changes in assets and liabilities which provided (used) cash:
      Decrease in accounts payable and accrued
      expenses and income taxes payable                                      (369,629)                (6,327)
      Decrease in deferred income taxes                                        41,552                 52,789
      Decrease in prepaid expenses and other assets                           (75,349)              (238,850)
      Decrease (increase) in accrued interest receivable                      449,684                (33,996)
      Increase in accrued interest payable                                    160,051                258,537
                                                                         ------------           ------------
Net cash provided by operating activities                                   2,435,219              2,253,682
                                                                         ------------           ------------
Investing Activities:
Purchase of investment securities held to maturity                        (25,549,315)            (8,383,745)
Proceeds from maturities of investment securities held to maturity         27,651,988             16,000,726
Proceeds from sale of mortgage-backed securities available for sale                --              7,331,055
Purchase of investment securities available for sale                       (2,808,379)            (4,469,715)
Proceeds from sale of investment securities available for sale              3,918,469
Purchase of FHLB stock                                                       (598,900)            (1,585,000)
Long-term loans originated or acquired                                    (66,185,670)           (35,113,654)
Purchase of mortgage-backed securities available for sale                 (11,008,185)
Purchase of mortgage-backed securities held to maturity                   (29,373,041)           (34,195,264)
Principal collected on long-term loans & mortgage-backed securities        85,870,604             35,584,477
Purchases of premises and equipment                                          (118,193)              (468,622)
                                                                         ------------           ------------
Net cash used in investing activities                                     (18,200,622)           (25,299,742)
                                                                         ------------           ------------
Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                   15,375,478              6,788,392
Net (decrease) increase in certificates of deposit                        (11,227,913)             8,688,224
Cash dividends                                                               (581,533)              (534,371)
Net increase in FHLB advances                                              17,458,323             15,569,686
Use of treasury stock                                                         276,109                     --
Purchase of treasury stock                                                   (150,480)              (293,937)
Net proceeds from issuance of stock                                           134,052                140,778
Net increase in advances from borrowers for taxes & insurance               1,928,134              2,467,520
                                                                         ------------           ------------
Net cash provided by financing activities                                  23,212,170             32,826,292
                                                                         ------------           ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                       7,446,767              9,780,232

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              8,948,132              4,080,202
                                                                         ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 16,394,899           $ 13,860,434
                                                                         ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                         $    627,519           $    523,353
    Interest expense                                                       12,591,959             12,939,889



See notes to unaudited condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.


2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:


                                                                                    March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                             Gross               Gross
                                                        Amortized          Unrealized          Unrealized        Approximate
                                                          Cost                Gain               Losses          Fair Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years               $ 14,060,547                            $   (58,547)      $ 14,002,000
      Due after 5 years through 10 years                 2,000,000         $   99,000                              2,099,000
      Due after 10 years through 15 years               18,541,015             74,069            (258,084)        18,357,000
Tax Exempt Obligations
      Due after 10 years through 15 years                3,529,024             61,611              (3,635)         3,587,000
      Due after 15 years                                21,969,146            463,612            (226,758)        22,206,000
                                                      ------------        -----------         -----------       ------------

Total Investment Securities                           $ 60,099,732        $   698,292         $  (547,024)      $ 60,251,000
                                                      ============        ===========         ============      ============

                                                                                    September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                             Gross               Gross
                                                        Amortized          Unrealized          Unrealized        Approximate
                                                          Cost                Gain               Losses          Fair Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years               $  1,000,000                            $        --       $  1,000,000
      Due after 5 years through 10 years                12,985,052        $   214,948                  --         13,200,000
      Due after 10 years through 15 years               24,446,500            304,500                  --         24,751,000
Tax Exempt Obligations
      Due after 15 years                                23,770,853            846,147                  --         24,617,000
                                                      ------------        -----------         -----------       ------------

Total Investment Securities                           $ 62,202,405        $ 1,365,595         $        --       $ 63,568,000
                                                      ============        ===========         ============      ============


The Company has the positive intent and the ability to hold these securities to maturity. At March 31, 2002, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of investment securities is as follows:


                                                                          March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                            $ 2,159,997           $        --          $         --          $ 2,159,997
                                            -----------           -----------          ------------          -----------
Total Investment Securities                 $ 2,159,997           $        --          $         --          $ 2,159,997
                                            ===========           ===========          ============          ===========

                                                                        September 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------

ARM Mutual Funds                            $ 3,317,173           $        --          $    (23,192)          $ 3,293,981
                                            -----------           -----------          ------------          -----------
Total Investment Securities                 $ 3,317,173           $        --          $    (23,192)          $ 3,293,981
                                            ===========           ===========          ============          ===========

4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:


                                                                          March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------

Collateralized mortgage obligations         $61,369,897             $ 420,674            $ (109,571)          $61,681,000
FHLMC pass-through certificates              26,323,798               180,738              (205,536)           26,299,000
FNMA pass-through certificates               24,808,563               154,046               (82,609)           24,880,000
GNMA pass-through certificates               55,972,195               522,802               (88,997)           56,406,000
                                           ------------           -----------           ------------         ------------
Total Mortgage-backed Securities           $168,474,453           $ 1,278,260            $ (486,713)         $169,266,000
                                           ============           ===========           ============         ============

                                                                        September 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------

Collateralized mortgage obligations         $68,183,560             $ 887,139            $ (181,699)          $68,889,000
FHLMC pass-through certificates              14,315,089               544,911                    --            14,860,000
FNMA pass-through certificates               19,714,010               528,990                    --            20,243,000
GNMA pass-through certificates               65,514,066             1,729,934                    --            67,244,000
                                           ------------           -----------          ------------          ------------
Total Mortgage-backed Securities           $167,726,725           $ 3,690,974            $ (181,699)         $171,236,000
                                           ============           ===========          ============          ============

5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:


                                                                          March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                     Gross                Gross
                                             Amortized            Unrealized            Unrealized           Approximate
                                               Cost                  Gain                 Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------

FNMA pass-through certificates             $ 10,994,642           $     1,209           $   (41,183)         $ 10,954,668
                                           ------------           -----------           ------------         ------------
Total Mortgage-backed Securities           $ 10,994,642           $     1,209            $ (41,183)          $ 10,954,668
                                           ============           ===========           ============         ============

6.  LOANS RECEIVABLE
Loans receivable consist of the following:


                                                   March 31, 2002    September 30, 2001
                                                   --------------    ------------------
Residential Mortgages                              $ 239,459,770       $ 233,290,694
Commercial Mortgages                                     581,814             785,923
Construction                                           8,266,440          14,649,063
Education                                              2,392,400           1,041,197
Savings Account                                          531,156             617,244
Home Equity                                           43,578,640          43,401,198
Automobile and other                                     649,959             628,752
Line of Credit                                        13,946,085           9,806,918
                                                   -------------       -------------
Total                                                309,406,264         304,220,989
  Undisbursed portion of loans in process             (5,837,140)         (9,919,306)
  Deferred loan fees                                  (2,116,529)         (2,052,274)
  Allowance for loan losses                           (2,041,301)         (2,036,188)
                                                   -------------       -------------
Loans receivable - net                             $ 299,411,294       $ 290,213,221
                                                   =============       =============


The total amount of loans being serviced for the benefit of others was approximately $3.9 million and $4.9 million at March 31, 2002 and September 30, 2001, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                Six Months Ended March 31,
                                                --------------------------
                                              2002                     2001
                                              ----                     ----
Balance, beginning of period              $ 2,036,188              $ 2,038,131
  Loan recoveries                               5,113                      252
                                          -----------              -----------
Balance, end of period                    $ 2,041,301              $ 2,038,383
                                          ===========              ===========


7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                          March 31, 2002      September 30, 2001
                                          --------------      ------------------
Land and buildings                         $ 5,088,965           $ 5,081,110
Construction in progress                         4,725                    --
Furniture, fixtures and equipment            3,350,654             3,243,153
Automobiles                                     56,164                56,164
                                           -----------           -----------
Total                                        8,500,508             8,380,427
  Less accumulated depreciation             (3,409,610)           (3,155,945)
                                           -----------           -----------
Net                                        $ 5,090,898           $ 5,224,482

8.  DEPOSITS
Deposits are summarized as follows:
                                         March 31, 2002       September 30, 2001
                                         --------------       ------------------
NOW accounts                              $ 14,180,759          $ 12,280,113
Checking accounts                            8,034,034             6,859,090
Money Market Demand accounts                79,960,823            67,941,336
Passbook and Club accounts                   2,815,484             2,535,083
Certificate accounts                       249,303,020           260,530,933
                                          ------------          ------------
Total deposits                            $354,294,120          $350,146,555

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2002 amounted to approximately $17.0 million.

9.  COMMITMENTS
At March 31, 2002, the following commitments were outstanding:

Origination of fixed-rate mortgage loans                          $ 4,697,600
Unused line of credit loans                                        17,852,270
Loans in process                                                    5,837,140
                                                                  -----------

Total                                                             $28,387,010
                                                                  ===========

10.  DIVIDEND
On April 17, 2002, the Board of Directors declared a cash dividend of $.13 per share payable on May 22, 2002 to the stockholders' of record at the close of business on May 8, 2002.

11.  EARNINGS PER SHARE
The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the six months ended March 31, 2002 and 2001.

The following average shares were used for the computation of earnings per share:

               For the Three Months Ended            For the Six Months Ended
                       March 31,                             March 31,
           ---------------------------------     -------------------------------
                2002                 2001           2002                2001
             ---------            ---------       ---------           ---------
Basic        2,249,887            2,222,695       2,241,456           2,226,339
Diluted      2,292,752            2,251,235       2,281,545           2,252,742

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

Changes in Financial Position for the Six Month Period Ended March 31, 2002
---------------------------------------------------------------------------
Total assets at March 31, 2002 were $583.4 million, an increase of $25.1 million or 4.49% for the six month period. This increase was primarily the result of an increase in mortgage-backed securities, loans receivable and cash and cash equivalents of approximately $11.7 million, $9.2 million and $7.5 million, respectively. The remainder was due to an increase in Federal Home Loan Bank stock of approximately $599 thousand. These increases were partially offset by decreases in investment securities, accrued interest receivable, office property and equipment and prepaid expenses and other assets of $3.2 million, $450 thousand, $133 thousand and $75 thousand, respectively.

During the six month period ended March 31, 2002, total deposits increased by $4.2 million to $354.3 million. Advances from borrowers for taxes and insurance also increased by $1.9 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $17.5 million, which was used to fund the purchase of investment securities and fund loans.

Comparisons of Results of Operations for the Three and Six Month Period Ended
-----------------------------------------------------------------------------
March 31, 2002 with the Three and Six Month Period Ended March 31, 2001.
------------------------------------------------------------------------

Net Interest Income
-------------------
The increase in the net interest income for the three and six month periods ended March 31, 2002 when compared to the same periods in 2001 can be attributed to the increase in the average balance of interest-earning assets to $561.2 and $554.6 million from $504.8 and $495.2 million, respectively. These increases were partially offset by a smaller increase in the average balance of interest-bearing liabilities to $533.4 and $527.9 million for the three and six month periods ended March 31, 2002, respectably, when compared to $479.5 and $471.1 million the same periods in 2001.

Total interest income was $8.7 million for the three-month period ended March 31, 2002 compared to $9.1 million for the comparable period in 2001. For the six month period ended March 31, 2002, total interest income was $17.6 million compared to $18.0 million for the comparable period in 2001. The decrease is the result of the decreased average yield for the interest-earning assets to 6.16% and 6.34% for the three and six-month period ended March 31, 2002, respectively, from 7.20% and 7.27% for the comparable periods in 2001.

Total interest expense decreased to $6.0 million for the three-month period ended March 31, 2002 from $6.7 million for the comparable period in 2001. For the six-month period ended March 31, 2002, total interest expense decreased to $12.4 million from $13.2 million for the comparable period in 2001. These decreases occurred as a result of a decrease in the average rate paid on interest-bearing liabilities from 5.55% and 5.60% for the three and six month periods ended March 31, 2001, respectively, to 4.49% and 4.71% for the comparable period ended March 31, 2002.

Other Income
------------
Other income decreased to $236,000 for the three-month period ended March 31, 2002 from $365,000 for the comparable period in 2001. For the six-month period ended March 31, 2002, other income decreased to $505,000 from $589,000 for the comparable period in 2001. The three and six-month decrease is due to a non-recurring gain on the sale of securities in 2001 which was partially offset by an increase in the fee generating services offered by the Company and additional income from Bank Owned Life Insurance.

Other Expenses
--------------
During the quarter ended March 31, 2002, other expenses increased by $156,000 or 11.0% to $1.6 million when compared to the same period in 2001. For the six month period ended March 31, 2002, other expenses increased by $321,000 or 11.5% compared to the comparable period in 2001. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 2001. The annualized ratio of expenses to average assets for the three and six month periods ended March 31, 2002 was 1.09%.

Income Taxes
------------
The Company made provisions for income taxes of $264,000 and $493,000 for the three and six-month periods ended March 31, 2002, respectively, compared to $349,000 and $669,000 for the comparable periods in 2001. These provisions are based on the levels of taxable income.

Critical Accounting Policies
----------------------------
In management's opinion, the most critical accounting policy impacting the Company's consolidated financial statements is the evaluation of the allowance for loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involved subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Liquidity and Capital Resources
-------------------------------
The Company's net income for the quarter ended March 31, 2002 of $1,060,000 increased stockholder's equity to $36.0 million or 6.2% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:


                                                               (in thousands)
                                                      Leveraged               Risk-based
                                                --------------------       -----------------
     Actual regulatory capital                   $35,970        6.2%       $38,101     15.0%
     Minimum required regulatory capital          23,338        4.0%        20,299      8.0%
                                                 -------        ---        -------     ----
     Excess capital                              $12,632        2.2%       $17,802      7.0%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 44.2% at March 31, 2002 compared to 43.4% at September 30, 2001.

As of March 31, 2002, the Company had $28.4 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts which are scheduled to mature during the 12 months ending March 31, 2003 is $169 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2002, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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


                                                      1 Year          1 to 3          3 to 5           Over 5
                                                      or less          Years           Years            Years           Total
                                                    ---------       ---------       ---------        ---------       ---------
Interest-earning assets
Mortgage loans                                      $  37,018       $  36,203       $  27,594        $ 136,892       $ 237,707

Mortgage-backed securities                             80,183          18,857          15,274           65,115         179,429

Consumer and other loans                               31,798          15,980           9,075            5,996          62,849

Investment securities and other investments            53,908           7,075              --           34,849          95,832
                                                    ---------       ---------       ---------        ---------       ---------

Total interest-earning assets                         202,907          78,115          51,943          242,852         575,817
                                                    ---------       ---------       ---------        ---------       ---------

Interest-bearing liabilities

   Passbook and Club accounts                              --              --              --            2,815           2,815

   NOW accounts                                            --              --              --           22,215          22,215

   Money Market Deposit accounts                       28,587              --              --           51,376          79,963

   Certificate accounts                               168,675          64,609          16,019               --         249,303
   Borrowed money                                      23,661          39,867          29,752           95,488         188,768
                                                    ---------       ---------       ---------        ---------       ---------

Total interest-bearing liabilities                    220,923         104,476          45,771          171,894         543,064
                                                    ---------       ---------       ---------        ---------       ---------

Repricing GAP during the period                     $ (18,016)      $ (26,361)      $   6,172        $  70,958       $  32,753
                                                    =========       =========       =========        =========       =========

Cumulative GAP                                      $ (18,016)      $ (44,377)      $ (38,205)       $  32,753
                                                    =========       =========        =========       =========

Ratio of GAP during the period to total assets         (3.13%)         (4.58%)           1.07%          12.32%
                                                    =========       =========        =========       =========

Ratio of cumulative GAP to total assets                (3.13%)         (7.71%)         (6.63%)           5.69%
                                                    =========       =========        =========       =========

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





                                     HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date:    May 8, 2002          By:    /s/ Edward J. Molnar
                                     ------------------------------------------
                                     Edward J. Molnar
                                     President and Chief Executive Officer


Date:    May 8, 2002          By:    /s/ Brendan J. McGill
                                     ------------------------------------------
                                     Brendan J. McGill
                                     Senior Vice President
                                     Treasurer and Chief Financial Officer