Form 10-Q
period 2002-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2002-08-14
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended               June 30, 2002
                                     -------------------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------------------------------


           Pennsylvania                                          23-3028464
 -------------------------------                          ----------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 2,316,490 as of August 8, 2002

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index
                                      -----

                                                                                                             PAGE(S)
                                                                                                             -------

Part I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Unaudited Condensed Consolidated Statements of Financial Condition as of
                        June 30, 2002 and September 30, 2001                                                    1

                        Unaudited Condensed Consolidated Statements of Income for the Three and Nine
                        Months Ended June 30, 2002 and 2001                                                     2

                        Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine
                        Months Ended June 30, 2002

                        Unaudited  Condensed  Consolidated  statements  of  Comprehensive
                        Income for the Three and Nine Months Ended June 30, 2002 and 2001
                                                                                                                3
                        Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                        Ended June 30, 2002 and 2001                                                            4

                        Notes to Unaudited Condensed Consolidated Financial Statements                        5 - 8

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                   9 - 10

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           10 - 11



Part II    OTHER INFORMATION

              Item 1. - 6.                                                                                      12

              Signatures                                                                                        13


                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                    June 30,        September 30,
                                                                                      2002               2001
                                                                                      ----               ----

Assets
Cash and amounts due from depository institutions                                $   1,380,182       $   1,360,099
Interest bearing deposits in other banks                                            14,071,461           7,588,033
                                                                                 -------------       -------------
     Total cash and cash equivalents                                                15,451,643           8,948,132
Investment securities held to maturity (fair value -
        June 30, $54,654,000; September 30, $63,568,000)                            53,437,798          62,202,405
Investment securities available-for-sale at fair value                               6,448,177           3,293,981
Mortgage-backed securities held to maturity (fair value -
        June 30, $184,433,000; September 30, $171,236,000)                         181,363,356         167,726,725
Mortgage-backed securities available-for-sale at fair value                         18,707,060                  --
Loans receivable (net of allowance for loan losses -
        June 30, $2,038,000; September 30, $2,036,000)                             299,274,584         290,213,221
Accrued interest receivable                                                          3,214,609           3,402,945
Federal Home Loan Bank stock - at cost                                              10,234,000           8,950,200
Office properties and equipment                                                      5,032,388           5,224,482
Deferred income taxes                                                                  291,698             260,041
Prepaid expenses and other assets                                                    8,689,856           8,165,985
                                                                                 -------------       -------------
TOTAL ASSETS                                                                     $ 602,145,169       $ 558,388,117
                                                                                 =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                    $ 355,205,423       $ 350,146,555
     Advances from Federal Home Loan Bank                                          204,203,763         171,309,384
     Accrued interest payable                                                        1,007,061             727,501
     Advances from borrowers for taxes and insurance                                 4,099,448             979,964
     Accounts payable and accrued expenses                                             810,420             960,825
                                                                                 -------------       -------------
Total liabilities                                                                  565,326,115         524,124,229
                                                                                 -------------       -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       June 2002, 2,316,490; Sept. 2001, 2,306,455                                      23,165              23,065
     Paid-in capital in excess of par                                                7,517,826           7,358,681
     Treasury stock, at cost (June 2002, 59,140 shares; Sept. 2001, 65,659)
     Retained earnings - partially restricted                                         (907,814)         (1,024,733)
     Accumulated other comprehensive loss                                           30,262,638          27,922,182
Total stockholders' equity                                                             (76,761)            (15,307)
                                                                                 -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          36,819,054          34,263,888
                                                                                 -------------       -------------
                                                                                 $ 602,145,169       $ 558,388,117
                                                                                 =============       =============

See notes to unaudited consolidated financial statements.

                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                For the Three Months Ended           For the Nine Months Ended
                                                          June 30,                            June 30,
                                                  2002              2001              2002               2001
                                                  ----              ----              ----               ----
INTEREST INCOME:
  Interest on mortgage loans                  $  4,417,540      $  4,169,818      $ 13,332,908       $ 12,268,822
  Interest on mortgage-backed securities         2,529,961         2,393,493         7,304,488          7,277,392
  Interest on consumer and other loans             976,226         1,090,204         2,939,474          3,265,067
  Interest and dividends on investments            908,637         1,412,195         2,839,680          4,243,719
                                              ------------      ------------      ------------       ------------
Total interest income                            8,832,364         9,065,710        26,416,550         27,055,000
                                              ------------      ------------      ------------       ------------

Interest Expense:
  Interest on deposits                           3,148,842         4,212,284        10,429,344         12,490,796
  Interest on borrowings                         2,729,782         2,462,413         7,881,188          7,382,328
                                              ------------      ------------      ------------       ------------
Total interest expense                           5,878,624         6,674,697        18,310,532         19,873,124
                                              ------------      ------------      ------------       ------------

Net Interest Income                              2,953,740         2,391,013         8,106,018          7,181,876
Provision for loan losses                               --                --                --                 --
                                              ------------      ------------      ------------       ------------
Net Interest Income after Provision
  for Loan Losses                                2,953,740         2,391,013         8,106,018          7,181,876
                                              ------------      ------------      ------------       ------------

Other Income:
  Gain on sales of loans                               500                --             1,227
  (Loss) gain on sales of securities                    --                --           (23,894)           133,737
  Other income                                     276,149           279,626           803,932            734,907
                                              ------------      ------------      ------------       ------------
Total other income                                 276,649           279,626           781,265            868,644
                                              ------------      ------------      ------------       ------------

Other Expenses:
  Salaries and employee benefits                   845,313           760,952         2,515,616          2,226,197
  Occupancy and equipment                          334,244           289,594           966,646            832,842
  Deposit insurance premiums                        15,423            14,772            46,845             45,572
  Other                                            486,607           438,997         1,251,306          1,177,951
                                              ------------      ------------      ------------       ------------
Total other expenses                             1,681,587         1,504,315         4,780,413          4,282,562
                                              ------------      ------------      ------------       ------------

Income before Income Taxes                       1,548,802         1,166,324         4,106,870          3,767,958

Income tax expense                                 376,000           242,900           869,017            911,800
                                              ------------      ------------      ------------       ------------

Net Income                                    $  1,172,802      $    923,424      $  3,237,853       $  2,856,158
                                              ============      ============      ============       ============


Basic Earnings Per Share                      $       0.52      $       0.41      $       1.44       $       1.28
                                              ============      ============      ============       ============
Diluted Earnings Per Share                    $       0.51      $       0.41      $       1.41       $       1.28
                                              ============      ============      ============       ============

Dividends Per Share                           $       0.14      $       0.12      $       0.40       $       0.36
                                              ============      ============      ============       ============



See notes to unaudited condensed consolidated financial statements.

                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                           Paid-in                       Retained       Accumulated
                                                           Capital                       Earnings-         Other          Total
                                           Common         in Excess       Treasury       Partially     Comprehensive   Stockholders'
                                            Stock           of Par          Stock        Restricted        Loss           Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at October 1, 2001                $    23,065    $ 7,358,681     $(1,024,733)    $27,922,182    $   (15,307)    $34,263,888
                                          ===========    ===========     ===========     ===========    ===========     ===========

 Net Income                                                                                3,237,853                      3,237,853
 Issuance of Common Stock:                        100        159,145                                                        159,245
 Dividends                                                                                  (897,397)                      (897,397)
Issuance of treasury stock                                                   351,804                                        351,804
Purchase of treasury stock                                                  (234,885)                                      (234,885)
 Unrealized holding loss on available-
for- sale securities, net of tax                                                                            (61,454)        (61,454)
                                          -----------    -----------     -----------     -----------    -----------     -----------
Balance at June 30, 2002                  $    23,165    $ 7,517,826     $  (907,814)    $30,262,638    $   (76,761)    $36,819,054
                                          ===========    ===========     ===========     ===========    ===========     ===========


See notes to unaudited condensed consolidated financial statements.



                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                               Three Months Ended
                                                                         2002                    2001
---------------------------------------------------------------------------------------------------------
Net Income                                                           $ 1,172,802              $   923,424

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax ( benefit)
expense                                                                  (50,378)                  (1,864)
                                                                     -----------              -----------

Total Comprehensive Income                                           $ 1,122,424              $   921,560
                                                                     ===========              ===========


                                                                              Nine Months Ended
                                                                         2002                    2001
---------------------------------------------------------------------------------------------------------

Net Income                                                           $ 3,237,853              $ 2,856,158

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax ( benefit)
expense                                                                  (61,454)                  88,786
                                                                     -----------              -----------

Total Comprehensive Income                                           $ 3,176,399              $ 2,944,944
                                                                     ===========              ===========


See notes to unaudited condensed consolidated financial statements.

                                    page -3-

                   Harleysville Savings Financial Corporation
                 Unaudited Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended June 30,
                                                                                         2002               2001
                                                                                         ----               ----
Operating Activities:
Net Income                                                                           $  3,237,853       $  2,856,158
Adjustments to reconcile net income to net cash provided by
    (used by) operating activities:
    Depreciation                                                                          310,287            349,314
    Amortization of deferred loan fees                                                   (362,214)          (152,004)
    Gain on sale of loans                                                                   1,227
    Loss on sale of securities available for sale                                          23,894
    Proceeds from the sale of loans held for sale                                         102,918
    Gain on sale of mortgage backed securities available for sale                              --            133,737
Changes in assets and liabilities which provided (used) cash:
    (Decrease) increase in accounts payable and accrued
      expenses and income taxes payable                                                  (150,405)           136,934
    Decrease in deferred income taxes                                                      31,657             51,682
    Increase (decrease) in prepaid expenses and other assets                              523,871           (238,850)
    Decrease (increase) in accrued interest receivable                                    188,336            (33,996)
    Increase in accrued interest payable                                                  279,560            258,537
                                                                                     ------------       ------------
Net cash provided by operating activities                                               4,186,984          3,361,512
                                                                                     ------------       ------------

Investing Activities:
Purchase of investment securities held to maturity                                    (30,897,815)        (8,383,745)
Proceeds from maturities of investment securities held to maturity                     39,662,422         16,000,726
Proceeds from sale of mortgage-backed securities available for sale                            --          7,331,055
Purchase of investment securities available for sale                                   (7,096,559)        (4,469,715)
Proceeds from sale of investmentsecurities available for sale                           3,918,469
Purchase of FHLB stock                                                                 (1,283,800)        (1,585,000)
Long-term loans originated or acquired                                                (92,387,513)       (35,113,654)
Purchase of mortgage-backed securities available for sale                             (19,028,203)
Purchase of mortgage-backed securities held to maturity                               (49,524,955)       (34,195,264)
Principal collected on long-term loans & mortgage-backed securities                   118,623,485         35,584,477
Purchases of premises and equipment                                                      (120,502)          (468,622)
                                                                                     ------------       ------------
Net cash used in investing activities                                                 (38,134,971)       (25,299,742)
                                                                                     ------------       ------------

Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                               18,530,375          6,788,392
Net (decrease) increase in certificates of deposit                                    (13,471,507)         8,688,224
Cash dividends                                                                           (897,397)          (534,371)
Net increase in FHLB advances                                                          32,894,379         15,569,686
Use of treasury stock                                                                     351,804
Purchase of treasury stock                                                               (234,885)          (293,937)
Net proceeds from issuance of stock                                                       159,245            140,778
Net increase in advances from borrowers for taxes & insurance                           3,119,484          2,467,520
                                                                                     ------------       ------------
Net cash provided by financing activities                                              40,451,498         32,826,292
                                                                                     ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   6,503,511         10,888,062

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          8,948,132          4,080,202
                                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 15,451,643       $ 14,968,264
                                                                                     ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                     $    917,519       $    523,353
    Interest expense                                                                   19,317,593         12,939,889



See notes to unaudited condensed consolidated financial statements.

                                    page -4-

              Notes to Unaudited Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.


New Accounting Pronouncements- In April 2002, the Financial Accounting Standdards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Management has not determined the impact of applying these provisions. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of investment securities, by maturities, is as follows:


                                                                        June 30, 2002
--------------------------------------------------------------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        Unrealized       Unrealized      Approximate
                                                  Cost              Gain            Losses         Fair Value
--------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years        $ 8,044,979                       $    24,021       $ 8,069,000
      Due after 5 years through 10 years         2,000,000      $   105,000                          2,105,000
      Due after 10 years through 15 years       18,532,446          210,826           (7,272)       18,736,000
Tax Exempt Obligations
      Due after 10 years through 15 years        3,235,365           88,093           (2,458)        3,321,000
      Due after 15 years                        21,625,008          806,999           (9,007)       22,423,000
                                               -----------      -----------      -----------       -----------

Total Investment Securities                    $53,437,798      $ 1,210,918      $     5,284       $54,654,000
                                               ===========      ===========      ===========       ===========



                                                                    September 30, 2001
--------------------------------------------------------------------------------------------------------------
                                                                   Gross           Gross
                                                Amortized       Unrealized       Unrealized       Approximate
                                                  Cost             Gain            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 2 years through 5 years        $ 1,000,000                       $        --      $ 1,000,000
      Due after 5 years through 10 years        12,985,052      $   214,948               --       13,200,000
      Due after 10 years through 15 years       24,446,500          304,500               --       24,751,000
Tax Exempt Obligations
      Due after 15 years                        23,770,853          846,147               --       24,617,000
                                               -----------      -----------      -----------      -----------

Total Investment Securities                    $62,202,405      $ 1,365,595      $        --      $63,568,000
                                               ===========      ===========      ===========      ===========


The Company has the positive intent and the ability to hold these securities to maturity. At June 30, 2002, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

                                    page -5-


3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of investment securities is as follows:


                                                                  June 30, 2002
----------------------------------------------------------------------------------------------------------
                                                              Gross              Gross
                                       Amortized           Unrealized         Unrealized       Approximate
                                          Cost                Gain               Losses         Fair Value
----------------------------------------------------------------------------------------------------------
ARM Mutual Funds                       $6,448,177            $   --             $    --         $6,448,177
                                       ----------            ------             -------         ----------
Total Investment Securities            $6,448,177            $   --             $    --         $6,448,177
                                       ==========            ======             =======         ==========



                                                                 September 30, 2001
------------------------------------------------------------------------------------------------------------
                                                              Gross              Gross
                                       Amortized            Unrealized         Unrealized        Approximate
                                          Cost                Gain               Losses           Fair Value
------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                       $3,317,173            $   --            $  (23,192)        $3,293,981
                                       ----------            ------            ----------         ----------
Total Investment Securities            $3,317,173            $   --            $  (23,192)        $3,293,981
                                       ==========            ======            ==========         ==========


4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                               June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Gross                  Gross
                                               Amortized              Unrealized             Unrealized          Approximate
                                                 Cost                   Gain                   Losses             Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations         $ 58,624,463            $    331,272            $   (157,735)        $ 58,798,000
FHLMC pass-through certificates               29,316,791                 684,600                    (391)          30,001,000
FNMA pass-through certificates                32,128,791                 734,748                 (10,539)          32,853,000
GNMA pass-through certificates                61,293,311               1,487,689                                   62,781,000
                                            ------------            ------------            ------------         ------------
Total Mortgage-backed Securities            $181,363,356            $  3,238,009            $   (168,365)        $184,433,000
                                            ============            ============            ============         ============

                                         September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Gross                 Gross
                                              Amortized              Unrealized             Unrealized           Approximate
                                                Cost                    Gain                  Losses              Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations         $ 68,183,560            $    887,139            $   (181,699)        $ 68,889,000
FHLMC pass-through certificates               14,315,089                 544,911                      --           14,860,000
FNMA pass-through certificates                19,714,010                 528,990                      --           20,243,000
GNMA pass-through certificates                65,514,066               1,729,934                      --           67,244,000
                                            ------------            ------------            ------------         ------------
Total Mortgage-backed Securities            $167,726,725            $  3,690,974            $   (181,699)        $171,236,000
                                            ============            ============            ============         ============


5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of cost and approximate fair value of mortgage-backed securities is as follows:

                                                                               June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                   Gross
                                             Amortized               Unrealized              Unrealized           Approximate
                                               Cost                     Gain                   Losses              Fair Value
-----------------------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates               $18,823,364             $     1,164             $  (117,468)        $18,707,060
                                             -----------             -----------             -----------         -----------
Total Mortgage-backed Securities             $18,823,364             $     1,164             $  (117,468)        $18,707,060
                                             ===========             ===========             ===========         ===========

                                    page -6-

6.  LOANS RECEIVABLE
Loans receivable consist of the following:


                                                  June 30, 2002        September 30, 2001
                                                  -------------        ------------------
Residential Mortgages                             $ 238,955,486          $ 233,290,694
Commercial Mortgages                                    577,802                785,923
Construction                                          7,691,220             14,649,063
Education                                             2,501,175              1,041,197
Savings Account                                         510,244                617,244
Home Equity                                          42,857,778             43,401,198
Automobile and other                                    666,055                628,752
Line of Credit                                       15,587,383              9,806,918
                                                  -------------          -------------
Total                                               309,347,143            304,220,989
  Undisbursed portion of loans in process            (5,952,318)            (9,919,306)
  Deferred loan fees                                 (2,082,026)            (2,052,274)
  Allowance for loan losses                          (2,038,215)            (2,036,188)
                                                  -------------          -------------
Loans receivable - net                            $ 299,274,584          $ 290,213,221
                                                  =============          =============

The total amount of loans being serviced for the benefit of others was approximately $3.8 million and $4.9 million at June 30, 2002 and September 30, 2001, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                       Nine Months Ended June 30,
                                        2002               2001
                                        ----               ----
Balance, beginning of period         $2,036,188         $2,038,131
  Loan recoveries                         2,027                554
                                     ----------         ----------
Balance, end of period               $2,038,215         $2,038,685
                                     ==========         ==========

7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                         June 30, 2002     September 30, 2001
                                         -------------     ------------------
Land and buildings                        $ 5,088,965          $ 5,081,110
Construction in progress                       19,849                   --
Furniture, fixtures and equipment           3,378,233            3,243,153
Automobiles                                    81,059               56,164
                                          -----------          -----------
Total                                       8,568,106            8,380,427
  Less accumulated depreciation            (3,535,718)          (3,155,945)
                                          -----------          -----------
Net                                       $ 5,032,388          $ 5,224,482
                                          ===========          ===========

8.  DEPOSITS
Deposits are summarized as follows:
                                         June 30, 2002     September 30, 2001
                                         -------------     ------------------
NOW accounts                             $ 17,287,190         $ 12,280,113
Checking accounts                           7,040,824            6,859,090
Money Market Demand accounts               80,712,334           67,941,336
Passbook and Club accounts                  3,105,649            2,535,083
Certificate accounts                      247,059,426          260,530,933
                                         ------------         ------------
Total deposits                           $355,205,423         $350,146,555
                                         ============         ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2002 amounted to approximately $17.8 million.

                                    page -7-

9.  COMMITMENTS
At March 31, 2002, the following commitments were outstanding:

Origination of fixed-rate mortgage loans              $ 7,841,990
Origination of adjustable-rate mortgage loans             869,607
Unused line of credit loans                            18,363,853
Loans in process                                        5,952,318
                                                      -----------

Total                                                 $33,027,768
                                                      ===========

10.  DIVIDEND
On July 17, 2002, the Board of Directors declared a cash dividend of $.14 per share payable on August 21, 2002 to the stockholders' of record at the close of business on August 7, 2002.

11.  EARNINGS PER SHARE
The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the three and nine months ended June 30, 2002 and 2001.

The following average shares were used for the computation of earnings per share:

                             For the Three Months Ended                For the Nine Months Ended
                                      June 30,                                  June 30,
                             ------------------------------           ------------------------------
                                2002                 2001                2002                 2001
                                ----                 ----                ----                 ----
Basic                        2,257,574            2,229,300           2,246,829            2,227,819
Diluted                      2,303,573            2,258,124           2,288,888            2,255,433


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

Changes in Financial Position for the Nine-Month Period Ended June 30, 2002
---------------------------------------------------------------------------
Total assets at June 30, 2002 were $602.1 million, an increase of $43.8 million or 7.8% for the nine-month period. The increase was primarily the result of an increase in Mortgage-backed securities of $32.3 million, an increase in loans receivable of $9.1 million, an increase in cash equivalents of $6.5 million, an increase in investment securities available for sale of $3.2 million and an increase in FHLB stock of $1.3 million. These increases were offset by a decrease of $8.8 million in investment securities held to maturity. Retail deposits and long term Federal Home Loan Bank advances funded the overall increase in assets.

During the nine-month period ended June 30, 2002, total deposits increased by $5.1 million to $355.2 million. The increase was partially attributed to an increase of $17.8 million in NOW and Money Market Demand accounts, which was partially offset by a decrease of Certificates of $13.5 million. Advances from borrowers for taxes and insurance also increased by $3.1million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $32.9 million, which was used to fund the purchase of Mortgage-backed securities and the origination of loans. The increase in the accrued interest payable was a direct result of the increased balance in the advances from Federal Home Loan Bank.

Comparisons of Results of Operations for the Three-Month and Nine-Month Periods
-------------------------------------------------------------------------------
Ended June 30, 2002 with the Three and Nine-Month Periods Ended June 30, 2001.
------------------------------------------------------------------------------

Net Interest Income
-------------------
The increase in the net interest income for the three and nine month periods ended June 30, 2002 when compared to the same periods in 2001 can be attributed to the increase in the interest spread of 20 basis points and 1 basis point, respectively. The increase can also be attributed to the average balance of interest-earning assets increasing to $574.5 and $561.4 million for the three and nine-month periods ended June 30, 2002, respectively, from $520.8 million and $504.4 million, respectively for the comparable periods ended June 30, 2001.

Total interest income was $8.8 million for the three-month period ended June 30, 2002 compared to $9.1 million for the comparable period in 2001. For the nine month period ended June 30, 2002, total interest income was $26.4 million compared to $27.1 million for the comparable period in 2001. The decrease is the result of the reduction in the average yield for the interest-earning assets from 6.96% and 7.15% for the three and nine-month period ended June 30, 2001, respectively to 6.15% and 6.27% for the comparable periods in 2002 which was partially offset by the increased average balance of interest-earning assets.

Total interest expense decreased to $5.9 million for the three-month period ended June 30, 2002 from $6.8 million for the comparable period in 2001. For the nine-month period ended June 30, 2002, total interest expense decreased to $18.3 million from $19.9 million for the comparable period in 2001. These decreases occurred as a result of a decrease in the average rate on liabilities from 5.33% and 5.46% for the three and nine-month periods ended June 30, 2001, respectively, to 4.33% and 4.57% for the comparable period ended June 30, 2002.


                                    page -9-

Other Income
------------
Other income decreased to $277,000 for the three-month period ended June 30, 2002 from $280,000 for the comparable period in 2001. For the nine-month period ended June 30, 2002, other income decreased to $781,000 from $869,000 for the comparable period in 2001. The three-month and nine month decrease is due to the lack of a gain on sale of mortgage-backed securities, which was recognized in the second quarter 2001, which was partially offset by an increase in the fee generating services offered by the Company.

Other Expenses
--------------
During the quarter ended June 30, 2002, other expenses increased by $177,000 or 11.8% to $1.7 million when compared to the same period in 2001. For the nine month period ended June 30, 2002, other expenses increased by $498,000 or 11.6% compared to the comparable period in 2001. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 2001. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2002 was 1.13% and 1.11%, respectively when compared to the three and nine month periods ended June 30, 2001 of 1.12% and 1.10%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $376,000 and $869,000 for the three and nine-month periods ended June 30, 2002, respectively, compared to $243,000 and $912,000 for the comparable periods in 2001. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources
-------------------------------
The Company's net income for the quarter ended June 30, 2002 of $1.2 million increased stockholder's equity to $36.9 million or 6.10% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                                (in thousands)
                                                    Leveraged                    Risk-based
                                                    ---------                    ----------
Actual regulatory capital                   $36,742           6.1%       $36,742           14.2%
Minimum required regulatory capital          24,086           4.0%        20,652            8.0%
                                            -------           ---        -------           ----
Excess capital                              $12,656           2.1%       $16,090            6.2%


The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 45.7% at June 30, 2002 compared to 43.4% at September 30, 2001.

As of June 30, 2002, the Company had $33 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts, which are scheduled to mature during the 12 months ending June 30, 2003, is $144 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2002, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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


                                                        1 Year          1 to 3        3 to 5          Over 5
                                                        or less         Years          Years          Years           Total
                                                        -------         -----          -----          -----           -----
Interest-earning assets
Mortgage loans                                         $  39,071      $  37,342      $  28,646       $ 131,739      $ 236,798
Mortgage-backed securities                                87,427         21,402         18,248          72,993        200,070
Consumer and other loans                                  34,238         15,694          8,919           5,896         64,747
Investment securities and other investments               54,011         10,059             --          29,227         93,297
                                                       ---------      ---------      ---------       ---------      ---------

Total interest-earning assets                            214,747         84,497         55,813         239,855        594,912
                                                       ---------      ---------      ---------       ---------      ---------

Interest-bearing liabilities

   Passbook and Club accounts                                 --             --             --           3,106          3,106
   NOW accounts                                               --             --             --          24,328         24,328
   Money Market Deposit accounts                          28,157             --             --          52,556         80,713
   Certificate accounts                                  144,342         77,946         24,771              --        247,059
   Borrowed money                                         22,184         38,357         27,255         116,408        204,204
                                                        ---------      ---------      ---------       ---------      ---------

Total interest-bearing liabilities                       194,683        116,303         52,026         196,398        559,410
                                                       ---------      ---------      ---------       ---------      ---------

Repricing GAP during the period                        $  20,064      $ (31,806)     $   3,787       $  43,457      $  35,502
                                                       ==========     =========      ==========      =========      =========

Cumulative GAP                                         $  20,064      $ (11,742)     $  (7,955)      $  35,502
                                                       ==========     =========      ==========      =========

Ratio of GAP during the period to total assets              3.37%        -5.35%           0.64%          7.30%
                                                       ==========     =========      ==========      =========

Ratio of cumulative GAP to total assets                     3.37%        -1.97%          -1.34%          5.97%
                                                       ==========     =========      ==========      =========

                                    page -11-

Part II  OTHER INFORMATION

              Item 1-5.   Not applicable.
                          ---------------

              Item 6.     Exhibits and Reports on Form 8-K

                          None
                                    page -12-

Signatures6

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

 The undersigned executive officer of Harleysville Savings Financial Corporation (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the three months ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


           /s/ Edward J. Molnar
           -------------------------------------
           Edward J. Molnar
           President and Chief Executive Officer

Date:  August 9, 2002



CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

 The undersigned executive officer of Harleysville Savings Financial Corporation (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the three months ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


           /s/ Brendan J. McGill
           -----------------------
           Brendan J. McGill
           Senior Vice President and
           Chief Financial Officer

Date:  August 9, 2002


                                    page -13-