Form 10-K
period 2002-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2002-12-30
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     Pennsylvania                                              23-3028464
---------------------------                              -----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

271 Main Street
Harleysville, Pennsylvania                                       19438
--------------------------------                        ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (215) 256-8828

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[ ] NO[X]

The aggregate market value of the 1,903,119 shares of the Registrant's Common Stock held by non-affiliates (2,316,490 shares outstanding less 413,371 shares held by affiliates), based upon the closing price of $20.00 for the Common Stock on March 31, 2002, as reported by the Nasdaq Stock Market, was approximately $38.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 6, 2002: 2,316,490

                       DOCUMENTS INCORPORATED BY REFERENCE

     Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2002 are incorporated by reference into Part II, Items 5-8 and Part IV,
     Item 15 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                           Forward-Looking Statements

     In the normal course of business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income, as well as adversely affect loan originations and sales activities and the value of certain assets, such as investment securities; general economic or business conditions, either nationally or in regions in which the Company does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect the Company and the business in which it is engaged; adverse changes may occur in the securities markets; competitors of the company may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the company; and the growth and profitability of the Company's noninterest income may be less than expected.

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

                                     PART I

Item 1.  Business.
------------------

General

     Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from five full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County and, to a lesser extent, Bucks County. As of September 30, 2002, the Company had $620.3 million of total assets, $371.9 million of deposits and $37.9 million of stockholders' equity. The Company's stockholders' equity constituted 6.10% of total assets as of September 30, 2002.

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

     The Company's principal executive offices are located at 271 Main Street, Harleysville, Pennsylvania 19438 and its telephone number is (800) 243-8700.

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2002, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $243.4 million or 48.7% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2002, mortgage-backed securities totaled $193.3 million and comprised 38.5% of the portfolio.

     As of September 30, 2002, loans secured by commercial real estate comprised $496,000 or 0.1% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $61.6 million or 12.3% of the total loan and mortgage-backed securities portfolio as of September 30, 2002.

     As of September 30, 2002, the Company had $193.3 million, or 38.5%, of the total loan and mortgage-backed securities portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

     The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.


                                                                          As of September 30,
                                             ----------------------------------------------------------------------------
                                                      2002                      2001                       2000
                                             -----------------------    ----------------------    -----------------------
                                              Amount        Percent       Amount     Percent       Amount        Percent
                                              ------        -------       ------     -------       ------        -------
                                                                         (Dollars in Thousands)
Real estate loans:
  Residential:
      Single-family                          $ 233,757         46.8%    $ 224,100        48.2%    $ 205,560         52.1%
      Multi-family                               1,056          0.2           972         0.3         1,016          0.3
      Construction                               8,607          1.7        14,649         3.1         6,580          1.7
  Lot Loans                                      1,247          0.2         1,514         0.3         1,351          0.3
  Mortgage-backed securities                   193,255         38.7       167,727        36.0       123,744         31.4
  Commercial                                       496          0.1           786         0.2           807          0.2
                                               -------         ----       -------        ----       -------         ----
      Total real estate loans and
         mortgage-backed securities            438,418         87.7%      409,748        88.1%      339,058         86.0%
                                               -------         ----       -------        ----       -------         ----

Consumer Loans:
  Education loans                                  334          0.1%        1,041         0.3%        1,414          0.4%
  Installment equity loans                      41,561          8.3        43,401         9.3        44,727         11.3
  Line of credit loans                          18,530          3.7         9,807         2.1         7,889          2.0
  Savings account loans                            479          0.1           617         0.1           619          0.1
  Automobile and other loans                       726          0.1           629         0.1           641          0.2
                                               -------         -----       -------      ------       -------       ------
      Total consumer loans                      61,630         12.3%       55,495        11.9%       55,290         14.0%
      Total loans receivable and
         mortgage-backed securities            500,048      100.0%        465,243       100.0%      394,348        100.0%
                                               -------      -----         -------       -----       -------        -----

Less:
  Loans in process                              (6,503)                    (9,919)                   (3,845)
  Deferred loan fees                            (2,091)                    (2,052)                   (1,946)
  Allowance for loan losses                     (2,035)                    (2,036)                   (2,038)
                                               -------                    -------                    -------
      Total loans receivable and
         mortgage-backed securities, net     $ 489,419                  $ 451,236                 $ 386,519
                                             =========                  =========                 =========

     Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2002 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

                                                                                    Principal Repayments Contractually
                                                                                    Due in Years(s) Ended September 30,

                          Principal Balance at
                               September 30,                                      2005-         2008-         2013-        2018 and
                                   2002             2003          2004            2007          2012          2017        Thereafter

                                                                             (In Thousands)
Real estate loans:
 Residential
  Single-family                  $233,757         $  4,315      $  4,609      $ 15,675      $ 35,383       $ 42,233       $131,542
  Multi-family                      1,056               16           17             57           130            186            650
  Construction                      8,607              129          138            465         1,058          1,515          5,302
Lot loans                           1,247               67           74            252           565            289             --
Mortgage-backed securities        193,256            2,899        3,285         10,822        24,350         34,206        117,694
Commercial                            496               18           19             68           157            234             --
Consumer and other loans           61,629            7,580        8,135         28,211        13,867          3,836             --
                                 --------         --------     ----------     --------      --------      ---------     ----------
           Total(1)              $500,048         $ 15,024     $ 16,277       $ 55,550      $ 75,510       $ 82,499       $255,188
                                 ========         ========     ==========     ========      ========      =========      =========
--------------------------



(1) With respect to the $485.0 million of loans with principal maturities contractually due after September 30, 2002, $347.4 million have fixed rates of interest and $137.6 million have adjustable or floating rates of interest.
                                       5

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

     During the year ended September 30, 2002, the Company did not sell any residential loans or mortgage-backed securities. The Company sold $7.3 million of mortgage-backed securities during the year ended September 30, 2001 for a gain of $151,663 and there were no sales of residential loans or mortgage-backed securities in fiscal 2000. The Company sold $2.5 million, $3.3 million and $3.4 million of education loans during fiscal 2002, 2001 and 2000, resulting in a gain of $31,131, $39,647 and $40,245, respectively.

     The Company's total loan originations increased by $20.8 million or 19.3% in fiscal 2002 and increased by $47.8 million or 79.4% in fiscal 2001. Of the $86.0 million and $54.9 million of single-family loans originated in fiscal 2002 and 2001, $23.1 million and $12.8 million, respectively, were loans originated to refinance property, $62.9 million and $42.1 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $53.4 million and $31.3 million or 41.2% and 29.0% of total loan originations during fiscal 2002 and 2001, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

     The following table shows total loans originated, sold and repaid during the periods indicated.

                                                             Year Ended September 30,
                                                        2002           2001           2000
                                                      --------       --------       --------
                                                                  (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                    $ 62,939       $ 54,938       $ 29,712
     Multi-family                                          266             --             --
     Construction                                       11,224         20,909          8,602
    Lot loans                                              815            693            752
                                                      --------       --------       --------
         Total real estate loan originations            75,244         76,540         39,066
Consumer loan originations(1)                           53,444         31,308         21,025
                                                      --------       --------       --------
         Total loan originations                       128,688        107,848         60,091
Purchases of mortgage-backed securities                 87,280         80,176         13,038
                                                      --------       --------       --------
         Total loan originations, and purchases        215,968        188,024         73,129

Principal loan and mortgage-backed securities
  repayments                                           175,276        106,529         58,845
Sales of loans and mortgage-backed securities            2,509         10,600          3,369
                                                      --------       --------       --------
         Total principal repayments and sales          177,785        117,129         62,214
                                                      --------       --------       --------
           Net increase in loans                      $ 38,183       $ 70,895       $ 10,915
                                                      ========       ========       ========


(1) Includes installment home equity loans, home equity lines of credit, vehicle loans, Pennsylvania Higher Education Assistance loans, secured and unsecured personal loans and lines of credit.




     Loan Underwriting Policies. Each loan application received by the Company is underwritten in accordance with the Company's written underwriting policies as adopted by the Company's Board of Directors. The Company's Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written loan underwriting policies. Combined approval authority of $1.0 million has been granted to the Company's Chief Executive Officer ("CEO") and Chief Lending Officer. Individual approval authority of $500,000 has been granted to the Company's CEO and Chief Lending Officer, $250,000 to the Assistant Vice
President/Loan Customer Service Manager, $250,000 to the Assistant Vice President/Loan Administration Manager, and $50,000 to a delegated underwriter who is an employee of the Company. All approved loans are ratified by the Board of Directors at the next succeeding board meeting. Any loan which does not meet the guidelines set forth in the lending policies must be approved by the Company's Board of Directors.

     In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2002, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $1.9 million, which did not exceed the Company's loan to one borrower limitation.

     Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $300,700 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 75% of the appraised value.

     All appraisals and other property valuations are performed by independent fee appraisers approved by the Company's Board of Directors. On all real estate loans, other than certain "streamlined refinances," the Company requires borrowers to obtain title insurance, insuring the Company has a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and insurance premiums when appropriate as they fall due.

         The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $1.0 million, are held for portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2002, $242.4 million or 48.5% and $1.0 million or 0.2% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2002, approximately $306.4 million or 71.7% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $120.7 million or 28.3% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

     During the year ended September 30, 2002, the Company originated $2.6 million of ARM mortgages. ARMs represented 2.2% and 14.2% of the Company's total mortgage loan portfolio originations in fiscal 2002 and 2001, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

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

     Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2002, $8.6 million or 1.7% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

     Construction loans to homeowners are usually made in connection with the permanent financing on the property. Permanent loans made in conjunction with residential construction have maximum terms of 30.5 years. At the end of the initial six month term of such a loan, the Company requires the borrower to begin to make principal repayments on the loan. These loans are reclassified as permanent mortgage loans when the residences securing the loans are completed. The Company will make construction/permanent loans up to a maximum of 90% of the fair market value of the completed project. The rate on the loan during construction is the same rate as the Company will charge on the permanent loan on the completed project. Advances are made on a percentage of completion basis with the Company's receipt of a satisfactory inspection report of the project.

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

     Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 41.5% and 29.0% during fiscal 2002 and 2001, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

     Home equity loans continue to be a popular product and represented $60.1 million or 12.0% of the loan and mortgage-backed securities portfolio at September 30, 2002. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2002, the Company had outstanding approximately 2,700 home equity loans of which approximately 1,800 were installment equity loans and 900 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $18.5 million and there was approximately $20.6 million of unused credit available on such loans.

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

     Loans fees generated on origination of real estate mortgage loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income over the estimated remaining terms of such loans using various methods which approximate the interest method. The Company generated $635,000, $268,000 and $137,000 in deferred loan fees in fiscal 2002, 2001 and 2000, respectively.

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

     As of September 30, 2002, the Company was servicing $3.5 million of loans for others, substantially all of which related to loans sold by the Company to the FHLMC. The Company receives a servicing fee of 0.25% on such loans.

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



                                                             As of September 30,


                                                        2002         2001       2000

                                                           (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                    $ --         $ --         $ --
  Accruing loans 90 days overdue                        167          298          184
  Troubled debt restructurings                           --           --           --
                                                      ---------     --------    -------
         Total                                          167          298          184
                                                      ---------     --------    -------
Consumer loans:
  Non-accrual loans                                      --           --           --
  Accruing loans 90 days overdue                         --                        --
  Troubled debt restructurings                           --           --           --
                                                      ---------     --------    -------
         Total                                           --           --           --
                                                      ---------     --------    -------

Total non-performing loans:
  Non-accrual loans                                      --           --           --
  Accruing loans 90 days overdue                        167          298          184
  Troubled debt restructurings                           --           --           --
                                                      ---------     --------    -------
         Total                                         $167         $298         $184
                                                      =========     ========    =======

Total non-performing loans to total loans               .05%         .09%         .07%
Total other real estate owned, net of related
  reserves                                               --           --           --
Total non-performing loans and other real
  estate owned to total assets                          .03%         .05%         .04%

     Management establishes reserves for losses on slow loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2001 or 2002 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

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

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                            Year Ended September 30,
                                                 ----------------------------------------------
                                                    2002              2001             2000
                                                 -----------       -------------   ------------
Allowances at beginning of year                  $ 2,036,188       $ 2,038,131      $ 2,040,000
 Provision for loan losses charged to
  operating expenses                                     --                 --             --
Loans charged off, net                                (1,356)           (1,943)          (1,869)
                                                 -----------       -------------   ------------
Allowances at end of year                        $ 2,034,832       $ 2,036,188      $ 2,038,131
                                                 ===========       =============   ============

Ratio of net charge-offs to average
 loans outstanding                                       --                --               --
Ratio of allowances to period-end loans                  .68%                .69%           .77%

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

     The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax-exempt obligations, ARM mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2002 was $86.3 million.

     The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.


                                                     As of September 30,
                                          -------------------------------------------
                                            2002              2001             2000
                                          --------          --------         --------
                                                        (In Thousands)
Interest-bearing deposits at
   other depository institutions          $ 34,872          $  7,588         $  2,856
Tax-exempt obligations                      24,881            23,771           15,381
ARM mutual funds                            12,000             3,294            3,310
U.S. Government Securities
   available-for-sale                          --               --                --

U.S. Government and agency
   obligations held to maturity             30,784            38,431           55,900

FHLB of Pittsburgh stock                    10,497             8,950            7,365
                                          --------          --------          --------
     Total                                $113,034          $ 82,034         $ 84,812
                                          ========          ========          ========

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


                                                               As of September 30,
                                -----------------------------------------------------------------------------------

                                         2002                       2001                          2000
                                ----------------------     ---------------------          -------------------------

                                              Percent                      Percent                        Percent
                                               of                            of                             of
                                  Amount      Deposits       Amount        Deposits         Amount        Deposits
                                ---------     --------     ---------       --------       ---------       ---------
                                                             (Dollars in Thousands)
Passbook and club
  accounts                      $  3,327       0.9%          $ 2,535         0.7%         $  2,396            0.8%
NOW accounts                      12,730       3.4            12,280         3.5            10,749            3.5
Checking accounts                  9,894       2.7             6,859         2.0             5,781            1.9
Money market demand
  accounts                        82,562      22.2            67,383        19.2            49,420           15.9
Certificates of deposit:
         6 month                  16,497       4.4            25,148         7.2             8,520            2.7
         9 month                   5,240       1.4             5,949         1.7             4,246            1.4
         12 month                 20,640       5.6            28,170         8.0            32,121           10.4
         15 month                  8,343       2.2            10,710         3.1             4,660            1.5
         17 month                  5,384       1.5             9,490         2.7            40,896           13.2
         18 month                 39,080      10.5            62,754        17.9            51,037           16.5
         24 month                 32,345       8.7            35,826        10.2            28,820            9.3
         27 month                 19,133       5.1             5,171         1.5             5,045            1.6
         36 month                 22,290       6.0            18,308        5.2             16,519            5.3
         48 month                 11,701       3.2               --          --                --               --
         60 month                 34,257       9.2            18,607         5.3            12,928            4.2
         Other                     5,268       1.4             3,712         1.1             2,638            0.8

Retirement accounts:
 Money market deposit
   accounts                          902       0.2               559         0.2               509            0.2
 Certificates of deposit          42,354      11.4            36,686        10.5            33,551           10.8
                                  ------      ----            ------        ----            ------           ----
Total deposits                  $371,947     100.0%         $350,147       100.0%         $309,836          100.0%
                                ========     ------         ========       ------         ========          =====

     The large variety of deposit accounts offered by the Company has increased the Company's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities and non-deposit products) still exists. The new types of accounts; however, have been more costly than traditional accounts during periods of high interest rates. In addition, the Company has become more vulnerable to short-term fluctuations in deposit flows as customers have become more rate-conscious and willing to move funds into higher yielding accounts. The ability of the Company to attract and retain deposits and the Company's cost of funds have been, and will continue to be, significantly affected by money market conditions.

     The following table presents certain information concerning the Company's deposit accounts as of September 30, 2002 and the scheduled quarterly maturities of its certificates of deposit.

                                                                  Percentage of   Weighted Average
                                                    Amount        Total Deposits    Nominal Rate
                                                   --------       --------------  ----------------
                                                             (Dollars in Thousands)

Passbook and club accounts                         $  3,327              0.9%           2.09%
NOW accounts                                         12,730              3.4            0.70
Checking accounts                                     9,894              2.7             --
Money market deposits accounts(1)                    83,464             22.4            1.98
                                                   --------             ----            ----
         Total                                     $109,415             29.4%           1.66%
                                                   --------             ----            ----

Certificate accounts maturing by quarter:
     December 31, 2002                             $ 54,306             14.6%           3.98%
     March 31, 2003                                  33,619              9.0            3.58
     June 30, 2003                                   23,801              6.4            3.62
     September 30, 2003                              24,359              6.6            3.79
     December 31, 2003                               18,735              5.0            3.58
     March 31, 2004                                  17,087              4.6            3.83
     June 30, 2004                                    8,077              2.2            4.22
     September 30, 2004                              17,845              4.8            3.99
     December 31, 2004                                9,002              2.4            3.81
     March 31, 2005                                   2,632              0.7            4.57
     June 30, 2005                                    3,434              0.9            4.49
     September 30, 2005                               2,449              0.7            4.54
Thereafter                                           47,186             12.7            4.72
                                                   --------             ----            ----
Total certificate accounts(1)                       262,532             70.6            3.99
                                                   --------             ----            ----
         Total deposits                            $371,947            100.0%           3.31%
                                                   ========            =====            ====

-----------------------------

(1) Includes retirement accounts.

     Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $136.1 million of certificates of deposit which mature during the 12 months ended September 30, 2003.

     The following table sets forth the net deposit flows of the Company during the periods indicated.


                                                           Year Ended September 30,
                                                      ----------------------------------
                                                        2002         2001         2000
                                                      --------     --------     --------
                                                                (In Thousands)
Increase/(Decrease) before interest credited          $ 11,241     $ 26,472     $ (6,391)
Interest credited                                       10,559       13,839       12,567
                                                      --------     --------     --------
Net deposit increase                                  $ 21,800     $ 40,311     $  6,176
                                                      ========     ========     ========


     The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2002 which mature during the periods indicated.


                                                      Amounts at September 30, 2002 Maturing
                                     ---------------------------------------------------------------------------
                                         As of
                                     September 30,   One Year or
                                          2002          Less          Two Years       Three Years     Thereafter
                                     -------------   -----------      -----------      -----------     ----------
                                                                  (In Thousands)
Certificate accounts:
  0.01% to 2.00%                       $ 12,143        $ 12,143       $     --       $     --        $   --
  2.01% to 4.00%                        116,230          58,693         45,266           9,694          2,577
  4.01% to 6.00%                        111,820          48,429         14,192           7,075         42,124
  6.01% to 8.00%                         22,339          16,493          2,506             842          2,498
                                       --------        --------       --------        --------       --------
Total certificate accounts(1)          $262,532        $135,758       $ 61,964        $ 17,611       $ 47,199
                                       ========        ========       ========        ========       ========


(1)  Includes retirement accounts.

     Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2002, the Bank had FHLB advances with maturities of one year or less totaling $1.4 million at an interest rate of 6.52% and FHLB advances with maturities of 13 months to 10 years totaling $206.1 million at interest-rates ranging from 3.88% to 7.23%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts to purchase mortgage-backed securities, investment securities and to expand lending.

     The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.



                                                                           September 30,
                                          ------------------------------------------------------------------------

                                                  2002                      2001                     2000
                                          ---------------------    ---------------------     ---------------------

                                                      Weighted                  Weighted                  Weighted
                                                       Average                  Average                   Average
                                          Balance       Rate       Balance      Rate         Balance      Rate
                                          --------    ---------    --------     --------     --------     --------
                                                                       (Dollars in Thousands)

Advances from FHLB of Pittsburgh          $207,502        5.37%    $171,309      5.74%       $145,134      6.10%




     The  following  table  sets  forth  certain   information   concerning  the
short-term borrowings of the Company for the periods indicated.

                                                 Year Ended September 30,
                                             -------------------------------

                                              2002        2001         2000
                                             ------      -------     -------
                                                 (Dollars in Thousands)
Advances from FHLB of Pittsburgh:
   Average balance outstanding               $  --       $ 5,222     $ 6,550

   Maximum amount outstanding at any
      month-end during the period             1,900       16,200      14,600


   Weighted average interest rate
     during the period                         2.08%        6.31%       6.34%

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. FIRREA has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

Employees

     The Company had 50 full-time employees and 48 part-time employees as of September 30, 2002. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

     BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required; however, for a bank holding company already lawfully owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

     FDIC Insurance Premiums. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2002 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2002 was is .0172% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2002, the Bank's regulatory capital exceeded all of its capital requirements.

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

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2002, the Bank met each of its capital requirements.

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

     Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     Allowance for Loan Losses. As of January 1, 1996, the Company changed its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Beginning October 1, 2000, the Company changed its method of computing reserves for bad debts to the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to it its net charge-offs.

     A thrift institution required to change its method of computing reserves for bad debts to the experience method treats such change as a change in method of accounting determined solely with respect to the "applicable excess reserves" of the institutions. The amount of applicable excess reserves is taken into account ratably over a six taxable-year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company has not incurred any additional tax expense. Amounts that had been previously deferred will be reversed for financial reporting purposes and will be included in the income tax return of the Company, increasing income tax payable. The change from the experience method to the specific charge-off method in the current year will not result in a recapture of bad debt reserves for tax purposes. Retained earnings at September 30, 2002 and 2001 included approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2002, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

     Pennsylvania Taxation. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% on the Bank's net earnings, determined in accordance with accounting principles generally accepted in the United States of America, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Subsidiary

     The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2002 amounted to approximately $98.7 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL LLC ("HARL"). FFS was established to engage in the sale of insurance products through a third party. HARL was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities. Both FFS and HARL were inactive during fiscal 2002.

Item 2. Properties.

     As of September 30, 2002, the Company conducted its business from its main office in Harleysville, Pennsylvania and four other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations throughout Pennsylvania, Delaware, New York and New Jersey.

                                                                                     Net Book Value
                                                                                     of Property and
                                                                                       Leasehold
                                                                     Lease           Improvements at
                                                    Owned or        Expiration        September 30,
 County                Address                      Leased            Date                2002          Deposits

                                                                                            (In Thousands)
Montgomery         271 Main Street
                   Harleysville, Pennsylvania         Owned            --             $  1,232         $139,504

Montgomery         640 East Main Street
                   Lansdale, Pennsylvania            Leased           May 2043(1)        1,003           19,324

Montgomery         1550 Hatfield Valley Road
                   Hatfield, Pennsylvania            Leased        January 2064(1)         939           86,377

Montgomery         2301 West Main Street
                   Norristown, Pennsylvania           Owned             --                 638           84,213

Montgomery         3090 Main Street
                   Sumneytown, Pennsylvania           Owned             --                 146           42,529
                                                                                           ---           ------
                                                                      Total           $  3,958          $371,947
                                                                                     ==========        =========
-----------------------

(1)  The land at this  office is leased,  however,  the Bank owns the  building.
     Item 3. Legal Proceedings.

     The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

     The information required herein is incorporated by reference from page 26 of the Company's 2002 Annual Report to Stockholders ("Annual Report") and from
Part III, Item 12 hereof.

Item 6.  Selected Financial Data.

     The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required herein is incorporated by reference from pages 4 to 8 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information required herein is incorporated by reference from pages 6 to 8 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     The information required herein is incorporated by reference from pages 10 to 25 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.
                                       31

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.  Executive Compensation.

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Management Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Beneficial Owners and Management" in the Proxy Statement.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2002.


                                 Number of Shares to be issued    Weighted-Average      Number of Shares Remaining
                                    upon the Exercise of         Exercise Price of               Available
                                    Outstanding Options,           Outstanding        for Future Issuance (Excluding
                                    Warrants and Rights             Options                     Shares
Plan Category                                                                          Reflected in the First Column)
---------------------------      -----------------------------   -----------------    -------------------------------
Equity Compensation Plans
   Approved by Security                     128,208               $   13.51                       89,325
   Holders
Equity Compensation Plans Not
   Approved by Security                         --                     --                             --
   Holders
                                            -------               ---------                       ------
Total                                       128,208               $   13.51                       89,325
                                            =======               =========                       ======


Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Indebtedness of Management" in the Proxy Statement.

Item 14.  Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Contents

     (1)  The following financial  statements are incorporated by reference from
          Item 8 hereof (see Exhibit 13):

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of September 30, 2002 and 2001

          Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits


     (2) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


 No.                        Exhibits                                                                 Location
3.1              Articles of Incorporation                                                             (1)
3.2              Bylaws                                                                                (1)
4                Common Stock Certificate                                                              (1)
10.1             Stock Compensation Program*                                                           (2)
10.2             1995 Employee Stock Purchase Plan*                                                    (3)
10.3             1995 Stock Option Plan*                                                               (3)
10.4             2000 Stock Option Plan*                                                               (4)
10.5             Profit Sharing Incentive Plan*                                                        (5)
10.6             Employment Agreements with Edward J. Molnar, Ronald B.
                    Geib, and Marian Bickerstaff*                                                      (2)
13               Annual Report to Stockholders                                                  Filed herewith
22               Subsidiaries of the Registrant - Reference is made to "Item 1.
                    Business - Subsidiaries" of this Form 10-K for the required
                    information                                                                        --
23               Consent of Deloitte & Touche                                                   Filed herewith
99.1             Certification of President and Chief Executive Officer pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002                            Filed herewith
99.2             Certification of Chief Financial Officer pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002                                           Filed herewith
-----------------

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

                                         HARLEYSVILLE SAVINGS
                                         FINANCIAL CORPORATION


December 18, 2002                        By: /s/ Edward J. Molnar
                                             -----------------------------------
                                             Edward J. Molnar
                                             President, Chief Executive Officer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Edward J. Molnar                                          December 18, 2002
----------------------------------
Edward J. Molnar
President, Chief Executive
 Officer and Director


/s/ Brendan J. McGill                                         December 18, 2002
----------------------------------
Brendan J. McGill
Senior Vice President, Treasurer
 and Chief Financial Officer


/s/ Sandford L. Alderfer                                      December 18, 2002
----------------------------------
Sanford L. Alderfer
Director


/s/ Paul W. Barndt                                            December 18, 2002
----------------------------------
Paul W. Barndt
Director

/s/ Philip A. Clemens                                         December 18, 2002
----------------------------------
Philip A. Clemens
Director


/s/ Mark R. Cummins                                           December 18, 2002
----------------------------------
Mark R. Cummins
Director


/s/ David J. Friesen                                          December 18, 2002
----------------------------------
David  J. Friesen
Director


/s/ George W. Meschter                                        December 18, 2002
----------------------------------
George W. Meschter
Director


/s/ Ronald B. Geib                                            December 18, 2002
----------------------------------
Ronald B. Geib
Director, Executive Vice President
  and Chief Operating Officer

                                  CERTIFICATION

     I, Edward J. Molnar, President and Chief Executive Officer of Harleysville Savings Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Harleysville Savings Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                   /s/ Edward J. Molnar
                                          --------------------------------------
                                          Edward J. Molnar
                                          President and Chief Executive Officer

                                  CERTIFICATION

     I, Brendan J. McGill, Senior Vice President and Chief Financial Officer of Harleysville Savings Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Harleysville Savings Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002                               /s/ Brendan J. McGill
                                                      --------------------------
                                                      Brendan J. McGill
                                                      Senior Vice President and
                                                      Chief Financial Officer