Form 10-Q
period 2002-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2003-02-10
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended                       December 31, 2002
                                      ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                         to
                                      -----------------------------------------

                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                          23-3028464
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                271 Main Street, Harleysville, Pennsylvania 19438
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 256-8828
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     ------------- ---------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 2,316,490 as of February 7, 2003

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index


                                                                                                                     PAGE(S)
                                                                                                                     -------
Part I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Unaudited Condensed Consolidated Statements of Financial Condition as of
                        December 31, 2002 and September 30, 2002                                                        1

                        Unaudited Condensed Consolidated Statements of Income for the Three
                        Months Ended December 31, 2002 and 2001                                                         2

                        Unaudited Condensed Consolidated Statement of Comprehensive Income
                        for the Three Months Ended December 31, 2002 and 2001                                           3

                        Unaudited Condensed Consolidated Statement of Stockholders' Equity
                         for the Three Months Ended December 31, 2002                                                   3

                        Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                        Ended December 31, 2002 and 2001                                                                4

                        Notes to Unaudited Condensed Consolidated Financial Statements                                5 - 8

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                           9 - 10

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   11 - 12

              Item 4.   Controls  and Procedures                                                                        12

                        Critical Accounting Policies and Judgments                                                   12 - 13

Part II    OTHER INFORMATION

              Item 1. - 6.                                                                                              14

              Signatures                                                                                                15


                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                December 31,     September 30,
                                                                                    2002              2002
                                                                               -------------     -------------

Assets
Cash and amounts due from depository institutions                              $   1,833,141     $   1,431,186
Interest bearing deposits in other banks                                          16,125,644        34,871,718
                                                                               -------------     -------------
     Total cash and cash equivalents                                              17,958,785        36,302,904
Investment securities held to maturity (fair value -
        December 31, $64,049,000; September 30, $57,555,000)                      62,392,507        55,665,399
Investment securities available-for-sale at fair value                             6,084,192        11,999,611
Mortgage-backed securities held to maturity (fair value -
        December 31, $187,362,000; September 30, $168,529,000)                   182,497,473       163,814,970
Mortgage-backed securities available-for-sale at fair value                       28,070,855        29,514,940
Loans receivable (net of allowance for loan losses -
        December 31, $2,032,000; September 30, $2,035,000)                       293,318,380       295,353,734
Accrued interest receivable                                                        2,931,311         2,836,448
Federal Home Loan Bank stock - at cost                                            11,243,600        10,496,500
Office properties and equipment                                                    5,083,882         5,013,031
Deferred income taxes                                                                317,324           134,493
Prepaid expenses and other assets                                                  8,570,990         9,132,423
                                                                               -------------     -------------
TOTAL ASSETS                                                                   $ 618,469,299     $ 620,264,453
                                                                               =============     =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                  $ 372,733,504     $ 371,946,978
     Advances from Federal Home Loan Bank                                        202,189,276       207,502,346
     Accrued interest payable                                                      1,032,177         1,041,892
     Advances from borrowers for taxes and insurance                               2,505,083           983,083
     Accounts payable and accrued expenses                                         1,120,242           922,522
                                                                               -------------     -------------
Total liabilities                                                                579,580,282       582,396,821
                                                                               -------------     -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       Dec. 2002, 2,316,490; Sept. 2002, 2,316,490                                    23,165            23,165
     Paid-in capital in excess of par                                              7,540,790         7,551,849
     Treasury stock, at cost (Dec. 2002, 46,630 shares; Sept. 2002, 55,912)         (734,971)         (881,227)
     Retained earnings - partially restricted                                     31,942,515        31,124,031
     Accumulated other comprehensive loss                                            117,518            49,814
                                                                               -------------     -------------
Total stockholders' equity                                                        38,889,017        37,867,632
                                                                               -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 618,469,299     $ 620,264,453
                                                                               =============     =============

See notes to unaudited condensed consolidated financial statements.


                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                                For the Three Months Ended
                                                                       December 31,
                                                           --------------------------------
                                                                2002                 2001
                                                                ----                 ----
INTEREST INCOME:
  Interest on mortgage loans                               $ 4,476,742         $  4,516,866
  Interest on mortgage-backed securities                     2,385,908            2,384,928
  Interest on consumer and other loans                         921,644              982,688
  Interest and dividends on tax-exempt investments             352,011              338,864
  Interest and dividends on taxable investments                559,579              714,802
                                                           -----------         ------------
Total interest income                                        8,695,884            8,938,148
                                                           -----------         ------------

Interest Expense:
  Interest on deposits                                       2,945,542            3,890,004
  Interest on borrowings                                     2,780,170            2,555,812
                                                           -----------         ------------
Total interest expense                                       5,725,712            6,445,816
                                                           -----------         ------------

Net Interest Income                                          2,970,172            2,492,332
Provision for loan losses                                            -                    -
                                                           -----------         ------------
Net Interest Income after Provision
  for Loan Losses                                            2,970,172            2,492,332
                                                           -----------         ------------
Other Income:
  Other income                                                 312,672              268,413
                                                           -----------         ------------
Total other income                                             312,672              268,413
                                                           -----------         ------------

Other Expenses:
  Salaries and employee benefits                               850,192              810,064
  Occupancy and equipment                                      387,593              320,864
  Deposit insurance premiums                                    15,074               15,628
  Other                                                        437,525              380,143
                                                           -----------         ------------
Total other expenses                                         1,690,384            1,526,699
                                                           -----------         ------------

Income before Income Taxes                                   1,592,460            1,234,046

Income tax expense                                             412,300              228,867
                                                           -----------         ------------

Net Income                                                 $ 1,180,160         $  1,005,179
                                                           ===========         ============


Basic Earnings Per Share                                        $ 0.52               $ 0.45
                                                           ===========         ============
Diluted Earnings Per Share                                      $ 0.51               $ 0.44
                                                           ===========         ============
Dividends Per Share                                             $ 0.16               $ 0.13
                                                           ===========         ============



See notes to unaudited condensed consolidated financial statements.



                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                ----------------------------

                                                                                    2002             2001
------------------------------------------------------------------------------------------------------------
Net Income                                                                      $ 1,180,160      $ 1,005,179

Other Comprehensive Income (Loss)

Unrealized gain (loss) on securities net of tax ( benefit)
expense                                                                              67,704           (2,033)
                                                                                -----------      -----------

Total Comprehensive Income                                                      $ 1,247,864      $ 1,003,146
                                                                                ===========      ===========






                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                     Paid-in                     Retained       Accumulated
                                                     Capital                     Earnings-         Other          Total
                                        Common      in Excess    Treasury        Partially     Comprehensive   Stockholders'
                                         Stock        of Par       Stock         Restricted         Loss          Equity
------------------------------------------------------------------------------------------------------------- --------------
Balance at October 1, 2002             $  23,165   $ 7,551,849  $ (881,227)   $ 31,124,031   $     49,814     $   37,867,632
                                       =========   ===========  ==========    ============   ============     ==============

 Net Income                                                                      1,180,160                         1,180,160
 Issuance of Common Stock:                     -             -                                                             -
 Dividends - $.16 per share                                                       (361,676)                         (361,676)
 Treasury stock delivered under
   Dividend Reinvestment Plan                           19,327      64,399                                            83,726
 Treasury stock delivered under
    employee stock plan                                (30,386)     81,857                                            51,471
 Unrealized holding gain on available-
for- sale securities, net of tax                                                                   67,704             67,704
                                       ---------   -----------  ----------    ------------   ------------     --------------
Balance at December 31, 2002           $  23,165   $ 7,540,790  $ (734,971)   $ 31,942,515      $ 117,518       $ 38,889,017
                                       =========  ============  ==========    ============   ============     ==============


See notes to unaudited condensed consolidated financial statements.

                                Harleysville Savings Financial Corporation
                         Unaudited Condensed Consolidated Statements of Cash Flows

                                                                         Three Months Ended December 31,
                                                                         -------------------------------
                                                                               2002             2001
                                                                               ----             ----
Operating Activities:
Net Income                                                                 $ 1,180,160     $ 1,005,179
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                35,573         123,901
    Increase in deferred income taxes                                         (117,012)         (7,885)
    Proceeds from the sale of loans held for sale                              146,000
    Gain on sale of loans                                                          702
    Amortization of deferred loan fees                                        (151,250)        (64,163)
    Changes in assets and liabilities which (used) provided cash:
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                                        197,720        (260,292)
     Decrease (increase) in prepaid expenses and other assets                  561,433        (433,332)
    (Increase) decrease  in accrued interest receivable                        (94,863)        630,020
    (Decrease) increase in accrued interest payable                             (9,715)        115,174
                                                                           -----------     -----------
Net cash provided by operating activities                                    1,748,748       1,108,602
                                                                           -----------     -----------
Investing Activities:
Purchase of investment securities held to maturity                         (10,227,013)    (13,154,845)
Proceeds from maturities of investment securities                            3,499,905      25,900,237
Purchase of investment securities available for sale                                 -      (4,629,933)
Purchase of FHLB stock                                                        (747,100)       (221,200)
Long-term loans originated or acquired                                     (42,149,251)    (33,759,241)
Purchase of mortgage-backed securities held to maturity                    (67,391,860)    (17,986,847)
Purchase of mortgage-backed securities available for sale                  (14,511,075)     (2,996,250)
Principal collected on long-term loans & mortgage-backed securities        114,770,974      34,872,177
Purchases of premises and equipment                                           (106,424)        (56,762)
                                                                           -----------     -----------
Net cash used in investing activities                                      (16,861,844)    (12,032,664)
                                                                           -----------     -----------

Financing Activities:
Net increase  in demand deposits, NOW accounts
    and savings accounts                                                     4,686,572       8,048,274
Net decrease in certificates of deposit                                     (3,900,046)     (5,970,215)
Cash dividends                                                                (361,676)       (289,482)
Net (decrease) increase in FHLB advances                                    (5,313,070)     11,423,266
Delivery of treasury stock                                                     135,197
Purchase of treasury stock                                                           -         (78,398)
Net proceeds from issuance of stock                                                  -          20,761
Net increase in advances from borrowers for taxes & insurance                1,522,000       1,582,881
                                                                           -----------     -----------
Net cash (used in) provided by financing activities                         (3,231,023)     14,737,087
                                                                           -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (18,344,119)      3,813,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              36,302,904       8,948,132
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 17,958,785     $12,761,157
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                              $ 48,201       $ 276,629
    Interest expense                                                         5,735,427       6,560,990



See notes to unaudited condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guaranttes of Indebtness of Others. This Interepretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, it also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interepretation also incorporates, without change, the guidance in FASB intrepretation No. 34, Disclosure of Indirect Guanrantees of Indeptedness on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guanantees that would be required to be recognized, measured or disclosed under this intepretation.


2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                       December 31, 2002
---------------------------------------------------------------------------------------------------------------
                                                                    Gross               Gross
                                                  Amortized      Unrealized          Unrealized     Approximate
                                                     Cost           Gain               Losses        air Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years          $  8,008,714   $    24,286          $        -     $ 8,033,000
      Due after 5 years through 10 years            9,000,000        98,000                   -       9,098,000
      Due after 10 years through 15 years          19,708,139       293,861                   -      20,002,000
Tax Exempt Obligations
      Due after 10 years through 15 years           2,789,970       102,030                   -       2,892,000
      Due after 15 years                           22,885,684     1,138,316                   -      24,024,000
                                                 ------------   -----------          -----------    -----------

Total Investment Securities                      $ 62,392,507   $ 1,656,493          $        -     $64,049,000
                                                 ============   ===========          ===========    ===========


                                                                       September 30, 2002
---------------------------------------------------------------------------------------------------------------
                                                                    Gross               Gross
                                                  Amortized      Unrealized          Unrealized     Approximate
                                                     Cost           Gain               Losses       Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years          $  7,026,952   $    26,048                         $ 7,053,000
      Due after 5 years through 10 years            2,000,000        75,000                           2,075,000
      Due after 10 years through 15 years          21,757,858       415,571          $  (117,429)    22,056,000
Tax Exempt Obligations
      Due after 10 years through 15 years           3,235,924       124,076                           3,360,000
      Due after 15 years                           21,644,665     1,406,010              (39,675)    23,011,000
                                                 ------------   -----------          -----------    -----------

Total Investment Securities                      $ 55,665,399   $ 2,046,705          $  (157,104)   $57,555,000
                                                 ============   ===========          ===========    ===========


The Company has the positive intent and the ability to hold these securities to maturity. At December 31, 2002, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.


3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities is as follows:

                                                                       December 31, 2002
-------------------------------------------------------------------------------------------------------
                                                               Gross          Gross
                                             Amortized       Unrealized     Unrealized      Approximate
                                               Cost            Gain          Losses         Fair Value
-----------------------------------------------------------------------     ---------------------------
Equities                                   $   243,450      $    28,588     $      -        $   272,038
ARM Mutual Funds                             5,812,154              -              -          5,812,154
                                           ----------------------------     ---------------------------
Total Investment Securities                $ 6,055,604      $    28,588     $      -        $ 6,084,192
                                           ===========      ===========     ==========      ===========


                                                                      September 30, 2002
-------------------------------------------------------------------------------------------------------
                                                              Gross           Gross
                                            Amortized       Unrealized      Unrealized      Approximate
                                               Cost            Gain           Losses         Fair Value
-------------------------------------------------------------------------------------------------------

ARM Mutual Funds                           $11,999,611      $       -       $      -        $11,999,611
                                           -----------      -----------     ----------      -----------
Total Investment Securities                $11,999,611      $       -       $      -        $11,999,611
                                           ===========      ===========     ==========      ===========


4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                      December 31, 2002
-------------------------------------------------------------------------------------------------------
                                                               Gross          Gross
                                           Amortized        Unrealized      Unrealized      Approximate
                                               Cost            Gain           Losses        Fair Value
-------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations        $34,115,043        $ 147,142       $ (2,185)     $34,260,000
FHLMC pass-through certificates             49,678,792        1,270,208            -         50,949,000
FNMA pass-through certificates              52,602,744        1,379,256            -         53,982,000
GNMA pass-through certificates              46,100,894        2,070,106            -         48,171,000
                                          ------------      -----------     ----------     ------------
Total Mortgage-backed Securities          $182,497,473      $ 4,866,712       $ (2,185)    $187,362,000
                                          ============      ===========     ==========     ============

                                                                      September 30, 2002
-------------------------------------------------------------------------------------------------------
                                                                Gross         Gross
                                           Amortized         Unrealized     Unrealized      Approximate
                                             Cost               Gain          Losses        Fair Value
-------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations       $ 45,143,747      $   255,218     $   (5,965)    $ 45,393,000
FHLMC pass-through certificates             33,697,029        1,166,921         (4,950)      34,859,000
FNMA pass-through certificates              29,674,733        1,062,267             -        30,737,000
GNMA pass-through certificates              55,299,461        2,240,539             -        57,540,000
                                          ------------      -----------     ----------     ------------
Total Mortgage-backed Securities          $163,814,970      $ 4,724,945     $  (10,915)    $168,529,000
                                          ============      ===========     ==========     ============


5.  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                           December 31, 2002
-------------------------------------------------------------------------------------------------------
                                                               Gross          Gross
                                            Amortized       Unrealized      Unrealized      Approximate
                                               Cost            Gain           Losses        Fair Value
-------------------------------------------------------------------------------------------------------
FNMA pass-through certificates            $  6,720,934      $     6,907     $   (6,923)    $  6,720,918
FHLMC pass-through certificates             21,200,451          149,521            (35)      21,349,937
                                          ------------      -----------     ----------     ------------
Total Mortgage-backed Securities          $ 27,921,385      $   156,428     $   (6,958)    $ 28,070,855
                                          ============      ===========     ==========     ============


                                                           September 30, 2002
-------------------------------------------------------------------------------------------------------
                                                                Gross         Gross
                                           Amortized         Unrealized     Unrealized     Approximate
                                              Cost              Gain          Losses        Fair Value
-------------------------------------------------------------------------------------------------------
FNMA pass-through certificates            $ 22,322,686      $    69,129     $      -       $ 22,391,815
GNMA pass-through certificates               7,116,778            6,347                       7,123,125
                                          ------------      -----------     ----------     ------------
Total Mortgage-backed Securities          $ 29,439,464      $    75,476     $      -       $ 29,514,940
                                          ============      ===========     ==========     ============


6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                                    December 31, 2002       September 30, 2002
                                                     ----------------        ------------------
Residential Mortgages                                $   231,534,541         $  235,359,382
Commercial Mortgages                                         489,134                495,647
Construction                                               8,114,465              8,607,450
Education                                                    329,272                334,271
Savings Account                                              539,592                478,969
Home Equity                                               38,734,514             41,451,058
Automobile and other                                         731,591                725,883
Line of Credit                                            22,550,678             18,529,734
                                                         -----------            ----------
Total                                                    303,023,787            305,982,394

  Undisbursed portion of loans in process                 (5,663,369)            (6,502,564)
  Deferred loan fees                                      (2,010,457)            (2,091,264)
  Allowance for loan losses                               (2,031,581)            (2,034,832)
                                                          -----------            -----------
Loans receivable - net                               $   293,318,380         $  295,353,734
                                                     ================         ==============

The total amount of loans being serviced for the benefit of others was approximately $3.1 million and $3.5 million at December 31, 2002 and September 30, 2002, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                          Three Months Ended December 31,
                                              2002              2001
                                           -----------      -----------
Balance, beginning of period               $ 2,034,832      $ 2,036,188
  Provision for loan losses                        -                 -
  Amounts (charged-off) recovered               (3,251)             100
                                           -----------      -----------
Balance, end of period                     $ 2,031,581      $ 2,036,288
                                           ===========      ===========

7.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                          December 31,      September 30,
                                             2002               2002
                                          ------------      ------------
Land and buildings                        $  5,334,062      $  5,190,758
Furniture, fixtures and equipment            3,482,117         3,406,672
Automobiles                                     24,896            81,059
                                          ------------      ------------
Total                                        8,841,075         8,678,489

  Less accumulated depreciation             (3,757,193)       (3,665,458)
                                          ------------      ------------
Net                                       $  5,083,882      $  5,013,031
                                          ============      ============

8.  DEPOSITS

Deposits are summarized as follows:
                                            December 31,     September 30,
                                                2002             2002
                                          ------------      ------------
NOW accounts                              $ 15,896,636      $ 14,051,771
Checking accounts                            8,801,427         8,572,256
Money Market Demand accounts                86,080,893        83,464,010
Passbook and Club accounts                   3,322,991         3,327,338
Certificate accounts                       258,631,557       262,531,603
                                          ------------      ------------
Total deposits                            $372,733,504      $371,946,978
                                          ============      ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2002 amounted to approximately $21.1 million.

9.  COMMITMENTS

At December 31, 2002, the following commitments were outstanding:

Origination of fixed-rate mortgage loans           $ 7,552,693
Origination of adjustable-rate mortgage loans          307,300
Unused line of credit loans                         24,067,899
Loans in process                                     5,663,369
                                                   -----------

Total                                              $37,591,261
                                                   ===========
10.  DIVIDEND

On January 22, 2003, the Board of Directors declared a cash dividend of $.16 per share payable on February 19, 2003 to the stockholders' of record at the close of business on February 5, 2003.

11.  EARNINGS PER SHARE

The following average shares were used for the computation of earnings per share:

                              For the Three Months Ended
                                     December 31,
                             ---------------------------
                              2002              2001
                             ----------       ----------
Basic                         2,263,380        2,233,025
Diluted                       2,309,409        2,270,338

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

Changes in Financial Position for the Three Month Period Ended December 31, 2002
--------------------------------------------------------------------------------
Total assets at December 31, 2002 were $618.5 million, a decrease of $1.8 million or .29% for the three month period. This decrease was primarily the result of a decrease in cash and cash equivalents, investment securities available for sale, mortgage-backed securities available for sale and loans receivable of approximately $18.3 million, $5.9 million, $1.4 million and $2.0 million respectively. The decrease was partially offset by an increase in mortgage-backed held to maturity securities, investment securities held to maturity and Federal Home Loan Bank stock of $18.7 million, $6.7 million and $747,000, respectively.

During the three-month period ended December 31, 2002, total deposits increased by $787,000 to $372.7 million. Advances from borrowers for taxes and insurance also increased by $1.5 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also a decrease in advances from Federal Home Loan Bank of $5.3 million, which was repaid with normal cash flows from loans and mortgage-backed securities.

 Comparisons of Results of Operations for the Three Month Period Ended December
 ------------------------------------------------------------------------------
 31, 2002 with the Three Month Period Ended December 31, 2001.
 -------------------------------------------------------------

Net Interest Income
-------------------
The increase in the net interest income for the three month period ended December 31, 2002 when compared to the same period in 2001 can be attributed to the increase in interest-earning assets and the decrease in interest expense on deposits. The interest rate spread increased to 1.77% for the three month period ended December 31, 2002 from 1.59% for the comparable period ended December 31, 2001.

Total interest income was $8.7 million for the three month period ended December 31, 2002 compared to $8.9 million for the comparable period in 2001. The increase in the average balance of interest-earning assets was offset by a decrease in the average yield for the interest-earning assets to 5.79% for the three month period ended December 31, 2002 from 6.52% for the comparable period in 2001.

Total  interest  expense  decreased  to $5.7  million for the three month period ended  December  31, 2002 from $6.4 million for the  comparable  period in 2001.
This decrease was the result of a decrease in the average cost on interest-bearing liabilities to 4.02% for the three month period ended December 31, 2002 from 4.93% for the comparable period ended December 31, 2001. This decrease is the result of a lower level of interest paid on deposits for the three month period ended December 31, 2002 when compared to the same period ended December 31, 2001. This was partially offset by an increase in the average interest-bearing liabilities to $570.0 million for the three month period ended December 31, 2002 from $522.6 million for the comparable period ended December 31, 2001.
                                    page 9

Other Income
------------
Other income increased to $313,000 for the three month period ended December 31, 2002 from $268,000 for the comparable period in 2001. The increase is due to an increase in fee generating services offered by the Company.

Other Expenses
--------------
For the three month period ended December 31, 2002, other expenses increased by $164,000 or 10.72% to $1.7 million. Management believes these are reasonable increases in the cost of operations after considering the effects of inflation, the impact of the 8% growth in the assets of the Company. The annualized ratio of expenses to average assets for the three month period ended December 31, 2002 and 2001 was 1.10% and 1.08%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $412,000 for the three-month period ended December 31, 2002 compared to $229,000 for the comparable period in 2001. The primary reason for the increase in the percentage of tax expense in 2002 was the increase in amount of taxable income resulting from a decrease in the percentage of tax-exempt securities to total assets.

Liquidity and Capital Resources
-------------------------------
The Bank's net income for the quarter ended December 31, 2002 of $1,180,000 increased stockholders' equity to $38.7 million or 6.3% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirements as illustrated below:

                                                        (in thousands)
                                                Leveraged             Risk-based
                                                ---------             ----------
     Actual regulatory capital               $38,748     6.3%      $40,793    14.6%
     Minimum required regulatory capital      24,728     4.0%       21,299     8.0%
                                             -------     ----      -------    -----
     Excess capital                          $14,020     2.3%      $19,494     6.6%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 48.02% at December 31, 2002 compared to 47.93% at September 30, 2002.

As of December 31, 2002, the Company had $37.6 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts, which are scheduled to mature during the 12 months ending December 31, 2003, is $121.3 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2002, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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




                                                      1 Year       1 to 3         3 to 5      Over 5
                                                      or less       Years         Years       Years        Total
                                                    ----------    ----------    ---------    ---------   ----------
Interest-earning assets

Mortgage loans                                      $   32,619    $   38,404    $  27,840    $ 129,583   $  228,446
Mortgage-backed securities                              79,341        24,933       21,259       85,035      210,568
Consumer and other loans                                37,256        14,238        8,064        5,314       64,872
Investment securities and other investments             53,719        21,175          -         30,692      105,586
                                                    ----------    ----------    ---------    ---------   ----------

Total interest-earning assets                          202,935        98,750       57,163      250,624      609,472
                                                    ----------    ----------    ---------    ---------    ---------

Interest-bearing liabilities

   Passbook and Club accounts                              -             -            -          3,323        3,323
   NOW accounts                                            -             -            -         24,698       24,698
   Money Market Deposit accounts                           -             -            -         33,084       33,084
   Choice Savings                                       31,171                                  21,826       52,997
   Certificate accounts                                121,309        80,661       56,662           -       258,632
   Borrowed money                                       20,061        37,838       20,084      124,206      202,189
                                                    ----------    ----------    ---------    ---------   ----------

Total interest-bearing liabilities                     172,541       118,499       76,746      207,137      574,923
                                                    ----------    ----------    ---------    ---------   ----------

Repricing GAP during the period                     $   30,394    $  (19,749)   $ (19,583)   $  43,487   $   34,549
                                                    ==========    ==========    =========    =========   ==========

Cumulative GAP                                      $   30,394    $   10,645    $  (8,938)   $  34,549
                                                    ==========    ==========    =========    =========

Ratio of GAP during the period to total assets            4.99%        -3.24%       -3.21%        7.14%
                                                    ==========    ==========    =========    =========

Ratio of cumulative GAP to total assets                   4.99%         1.75%       -1.47%        5.67%
                                                    ==========    ==========    =========    =========


Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange commission's rules and forms. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Critical Accounting Policies and Judgments

The Company's condensed consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1, Summary of Significant Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Allowance for Loan Losses - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Bank's periodic evaluation of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, current economic conditions, trends within the Company's market area and other relevant factors. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Special mention, nonaccrual, substandard and doubtful residential and other consumer loans are considered for impairment. An allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience and prevailing market conditions. Because evaluating losses involves a high degree of management judgment, a margin is included for the imprecision inherent in making these estimates. While management believes that the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances that differ substantially form the assumptions used in evaluating the adequacy of the allowance for loan losses.

Part II  OTHER INFORMATION

     Item 4.   Submission   of   Matters   to  a  Vote   of   Security   Holders
               -----------------------------------------------------------------

               (a)  The annual meeting of  Stockholders  was held on January 22,
                    2003

               (c) There were 2,264,654 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 1,858,932 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                    1.   Election of directors for a three-year term:

                                                  FOR             WITHHELD
                         David J. Friesen       1,851,928          7,004
                         George W. Meschter     1,852,805          6,127


                         Name of each director whose term of office continued:

                         Sanford L. Alderfer
                         Mark R. Cummins
                         Paul W. Barndt
                         Philip A. Clemens
                         Edward J. Molnar
                         Ronald B. Geib

                    2. Proposal to ratify the appointment by the board of Deloitte & Touche, LLP as the Company's independent auditors for the year ending September 30, 2003

                            FOR                AGAINST               ABSTAIN
                            ---                -------               -------
                          1,857,604               -                   1,328


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

     Item 6.            Exhibits and Reports on Form 8-K
                        --------------------------------
                        None

                                   Signatures


CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Harleysville Savings Financial Corporation hereby certifies that the Registrant's Form 10-Q for the three months ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Edward J. Molnar
---------------------
    Edward J. Molnar
    Chief Executive Officer

Date:  February 6, 2003





CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Harleysville Savings Financial Corporation hereby certifies that the Registrant's Form 10-Q for the three months ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Brenden J. McGill
---------------------
    Brendan J. McGill
    Chief Financial Officer

Date:  February 6, 2003




SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Edward J. Molnar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harleysville Savings Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 6, 2003

/s/ Edward J. Molnar
--------------------
Edward J. Molnar
Chief Executive Officer


SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Brendan J. McGill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harleysville Savings Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 6, 2003

/s/ Brenden J. McGill
---------------------
Brendan J. McGill
Chief Financial Officer