Form 10-Q
period 2003-05-15
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2003-05-15
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                               23-3028464
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                271 Main Street, Harleysville, Pennsylvania 19438
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 256-8828
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes |X|         No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 2,316,490 as of May 9, 2003

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index

                                                                                                                     PAGE(S)
                                                                                                                     -------
Part I   FINANCIAL INFORMATION
           Item 1.   Financial Statements

                     Unaudited Condensed Consolidated Statements of Financial Condition as of
                     March 31, 2003 and September 30, 2002                                                              1

                     Unaudited Condensed Consolidated Statements of Income for the Three and Six
                     Months Ended March 31, 2003 and 2002                                                               2

                     Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                     Three and Six Months Ended March 31, 2003 and 2002                                                 3

                     Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Six
                     Months Ended March 31, 2003                                                                        3

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended March 31, 2003 and 2002                                                                      4

                     Notes to Unaudited Condensed Consolidated Financial Statements                                   5 - 9

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                             10 - 11

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      11 - 13

           Item 4.   Controls  and Procedures                                                                           13

                     Critical Accounting Policies and Judgments                                                         13

Part II    OTHER INFORMATION
           Item 1. - 6.                                                                                                 14

           Signatures                                                                                                   15

             Harleysville Savings Financial Corporation & Subsidiary Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                        March 31,     September 30,
                                                                                          2003            2002
                                                                                     -------------    -------------
Assets
Cash and amounts due from depository institutions                                    $   1,375,285    $   1,431,186
Interest bearing deposits in other banks                                                 2,920,371       34,871,718
                                                                                     -------------    -------------
     Total cash and cash equivalents                                                     4,295,656       36,302,904
Investment securities held to maturity (fair value -
        March 31, $66,327,000; September 30, $57,555,000)                               64,544,115       55,665,399
Investment securities available-for-sale at fair value                                   7,486,305       11,999,611
Mortgage-backed securities held to maturity (fair value -
        March 31, $241,691,000; September 30, $168,529,000)                            236,933,461      163,814,970
Mortgage-backed securities available-for-sale at fair value                             23,712,337       29,514,940
Loans receivable (net of allowance for loan losses -
        March 31, $1,991,000; September 30, $2,035,000)                                291,797,913      295,353,734
Accrued interest receivable                                                              2,850,332        2,836,448
Federal Home Loan Bank stock - at cost                                                  13,012,700       10,496,500
Office properties and equipment                                                          5,040,323        5,013,031
Deferred income taxes                                                                      408,353          134,493
Prepaid expenses and other assets                                                        9,229,730        9,132,423
                                                                                     -------------    -------------
TOTAL ASSETS                                                                         $ 659,311,225    $ 620,264,453
                                                                                     =============    =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                        $ 381,420,334    $ 371,946,978
     Advances from Federal Home Loan Bank                                              233,497,313      207,502,346
     Accrued interest payable                                                            1,071,805        1,041,892
     Advances from borrowers for taxes and insurance                                     2,978,213          983,083
     Accounts payable and accrued expenses                                                 769,666          922,522
                                                                                     -------------    -------------
Total liabilities                                                                      619,737,331      582,396,821
                                                                                     -------------    -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       Mar. 2003, 2,316,490; Sept. 2002, 2,316,490                                          23,165           23,165
     Paid-in capital in excess of par                                                    7,558,380        7,551,849
     Treasury stock, at cost (Mar. 2003, 39,149 shares; Sept. 2002, 55,912 shares)        (671,269)        (881,227)
     Retained earnings - partially restricted                                           32,722,802       31,124,031
     Accumulated other comprehensive (loss) income                                         (59,184)          49,814
                                                                                     -------------    -------------
Total stockholders' equity                                                              39,573,894       37,867,632
                                                                                     -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 659,311,225    $ 620,264,453
                                                                                     =============    =============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

             Harleysville Savings Financial Corporation & Subsidiary
              Unaudited Condensed Consolidated Statements of Income

                                                        For the Three Months Ended          For the Six Months Ended
                                                                March 31,                           March 31,
                                                       -----------------------------      -----------------------------
                                                            2003             2002               2003            2002
                                                            ----             ----               ----            ----
INTEREST INCOME:
  Interest on mortgage loans                           $  4,170,228     $  4,398,502      $  8,646,970     $  8,915,368
  Interest on mortgage-backed securities                  2,512,549        2,389,599         4,898,457        4,774,527
  Interest on consumer and other loans                      876,367          980,560         1,798,011        1,963,248
  Interest and dividends on tax-exempt investments          113,404          113,583           699,798          684,279
  Interest and dividends on taxable investments             718,588          763,794         1,043,784        1,246,764
                                                       ------------     ------------      ------------     ------------
Total interest income                                     8,391,136        8,646,038        17,087,020       17,584,186
                                                       ------------     ------------      ------------     ------------

Interest Expense:
  Interest on deposits                                    2,691,004        3,390,498         5,636,546        7,280,503
  Interest on borrowings                                  2,738,027        2,595,594         5,518,197        5,151,405
                                                       ------------     ------------      ------------     ------------
Total interest expense                                    5,429,031        5,986,092        11,154,743       12,431,908
                                                       ------------     ------------      ------------     ------------

Net Interest Income                                       2,962,105        2,659,946         5,932,277        5,152,278
Provision for loan losses                                        --               --                --               --
                                                       ------------     ------------      ------------     ------------
Net Interest Income after Provision
  for Loan Losses                                         2,962,105        2,659,946         5,932,277        5,152,278
                                                       ------------     ------------      ------------     ------------

Other Income:
  Loss on sales of securities                                    --          (23,894)               --          (23,894)
  Gain on sale of loans                                          --              728               702              728
  Other income                                              299,725          259,370           611,695          527,783
                                                       ------------     ------------      ------------     ------------
Total other income                                          299,725          236,204           612,397          504,617
                                                       ------------     ------------      ------------     ------------

Other Expenses:
  Salaries and employee benefits                            916,149          860,238         1,766,341        1,670,302
  Occupancy and equipment                                   377,237          311,538           764,830          632,402
  Deposit insurance premiums                                 15,470           15,795            30,544           31,423
  Other                                                     429,554          384,557           867,079          764,700
                                                       ------------     ------------      ------------     ------------
Total other expenses                                      1,738,410        1,572,128         3,428,794        3,098,827
                                                       ------------     ------------      ------------     ------------

Income before Income Taxes                                1,523,420        1,324,022         3,115,880        2,558,068

Income tax expense                                          379,285          264,150           791,585          493,017
                                                       ------------     ------------      ------------     ------------

Net Income                                             $  1,144,135     $  1,059,872      $  2,324,295     $  2,065,051
                                                       ============     ============      ============     ============

Basic Earnings Per Share                               $       0.50     $       0.47      $       1.02     $       0.92
                                                       ============     ============      ============     ============
Diluted Earnings Per Share                             $       0.49     $       0.46      $       1.00     $       0.90
                                                       ============     ============      ============     ============

Dividends Per Share                                    $       0.16     $       0.13      $       0.32     $       0.26
                                                       ============     ============      ============     ============

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

             Harleysville Savings Financial Corporation & Subsidiary Unaudited Condensed Consolidated Statement of Comprehensive Income

                                                        Three Months Ended
                                                       2003             2002
                                                   -----------      -----------
Net Income                                         $ 1,144,135      $ 1,059,872

Other Comprehensive Income

Unrealized loss on securities net of tax benefit      (176,701)          (9,043)
                                                   -----------      -----------

Total Comprehensive Income                         $   967,434      $ 1,050,829
                                                   ===========      ===========


                                                        Six Months Ended
                                                       2003             2002
                                                   -----------      -----------
Net Income                                         $ 2,324,295      $ 2,065,051

Other Comprehensive Income

Unrealized loss on securities net of tax benefit      (108,998)         (11,076)
                                                   -----------      -----------

Total Comprehensive Income                         $ 2,215,297      $ 2,053,975
                                                   ===========      ===========


             Harleysville Savings Financial Corporation & Subsidiary Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                         Paid-in                        Retained      Accumulated
                                                         Capital                        Earnings-        Other           Total
                                          Common         in Excess      Treasury        Partially    Comprehensive   Stockholders'
                                          Stock           of Par         Stock         Restricted    Income (Loss)       Equity
                                       -----------     -----------     -----------     -----------    -----------     -----------
Balance at October 1, 2002             $    23,165     $ 7,551,849     $  (881,227)    $31,124,031    $    49,814     $37,867,632

 Net Income                                                                              2,324,295                      2,324,295
 Issuance of Common Stock:                      --              --              --                                             --
 Dividends - $.16 per share                                                               (725,524)                      (725,524)
 Treasury stock purchased                                                 (154,392)                                      (154,392)
 Treasury stock delivered under
   Dividend Reinvestment Plan                               78,722         153,111                                        231,833
 Treasury stock delivered under
    employee stock plan                                    (72,191)        211,239                                        139,048
 Unrealized holding loss on
    available-for-sale securities,
    net of tax benefit                                                                                   (108,998)       (108,998)
                                       -----------     -----------     -----------     -----------    -----------     -----------
Balance at March 31, 2003              $    23,165     $ 7,558,380     $  (671,269)    $32,722,802    $   (59,184)    $39,573,894
                                       ===========     ===========     ===========     ===========    ===========     ===========

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

             Harleysville Savings Financial Corporation & Subsidiary
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           Six Months Ended March 31,
                                                                             2003              2002
                                                                        -------------      -------------
Operating Activities:
Net Income                                                              $   2,324,295      $   2,065,051
Adjustments to reconcile net income to net cash provided by
    (used by) operating activities:
    Depreciation                                                              159,132            251,777
    Amortization of deferred loan fees                                       (780,101)          (214,002)
    Gain on sale of loans                                                         702                728
    Loss on sale of securities available for sale                                  --             23,894
    Proceeds from the sale of loans held for sale                             146,000            102,918
    Changes in assets and liabilities which provided (used) cash:
      Decrease in accounts payable and accrued
      expenses and income taxes payable                                      (152,856)          (369,629)
      (Increase) decrease in deferred income taxes                           (117,012)            41,552
      Decrease (increase) in prepaid expenses and other assets                 97,307            (75,349)
      (Increase) decrease in accrued interest receivable                      (13,884)           449,684
      Increase in accrued interest payable                                     29,913            160,051
                                                                        -------------      -------------
Net cash provided by operating activities                                   1,693,496          2,436,675
                                                                        -------------      -------------

Investing Activities:
Purchase of investment securities held to maturity                        (19,222,095)       (25,549,315)
Proceeds from maturities of investment securities held to maturity         10,343,379         27,651,988
Purchase of investment securities available for sale                               --         (2,808,379)
Proceeds from sale of investment securities available for sale                     --          3,918,469
Purchase of FHLB stock                                                     (2,516,200)          (598,900)
Long-term loans originated or acquired                                    (77,402,590)       (66,185,670)
Purchase of mortgage-backed securities available for sale                 (20,686,030)       (11,008,185)
Purchase of mortgage-backed securities held to maturity                  (155,113,926)       (29,373,041)
Principal collected on long-term loans & mortgage-backed securities       194,122,193         85,869,148
Purchases of premises and equipment                                          (186,424)          (118,193)
                                                                        -------------      -------------
Net cash used in investing activities                                     (70,661,693)       (18,202,078)
                                                                        -------------      -------------

Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                   12,156,575         15,375,478
Net decrease in certificates of deposit                                    (2,683,219)       (11,227,913)
Cash dividends                                                               (725,524)          (581,533)
Net increase in FHLB advances                                              25,994,967         17,458,323
Use of treasury stock                                                         443,072            276,109
Purchase of treasury stock                                                   (226,583)          (150,480)
Net proceeds from issuance of stock                                             6,531            134,052
Net increase in advances from borrowers for taxes & insurance               1,995,130          1,928,134
                                                                        -------------      -------------
Net cash provided by financing activities                                  36,960,949         23,212,170
                                                                        -------------      -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (32,007,248)         7,446,767

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             36,302,904          8,948,132
                                                                        -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   4,295,656      $  16,394,899
                                                                        =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                        $     811,201      $     627,519
    Interest expense                                                       11,124,830         12,591,959

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is not a party to any variable interest entities covered by the Interpretation.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has provided the required disclosures in the table below.

                                               For the Three Months Ended          For the Six Months Ended
                                            March 31, 2003    March 31, 2002    March 31, 2003    March 31, 2002
                                            --------------    --------------    --------------    --------------
Net income                                  $   2,324,295     $   1,059,872     $   2,324,296     $   2,065,051
Less:  Stock based compensation expense            30,531            17,644            30,531            17,644
                                            -------------     -------------     -------------     -------------
Proforma net income                         $   2,293,764     $   1,042,228     $   2,293,765     $   2,047,407

Earnings per share:

Basic - as reported                         $        0.50     $        0.47     $        1.02     $        0.92
Basic - pro forma                                    0.49              0.46              1.01              0.91

Diluted - as reported                       $        0.49     $        0.46     $        1.00     $        0.91
Deluted - pro forma                                  0.48              0.45              0.99              0.90

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. Management of the Company will evaluate the impact, if any, the adoption of this statement might have on the Company's results of operations or financial condition for contracts entered into or modified after June 30, 2003.


                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                    March 31, 2003
                                              -------------------------------------------------------------
                                                                  Gross         Gross
                                                Amortized      Unrealized     Unrealized       Approximate
                                                  Cost            Gains         Losses          Fair Value
                                              ------------    ------------   ------------      ------------
U.S. Government agencies
      Due after 1 years through 5 years       $  3,000,000    $     18,000                     $  3,018,000
      Due after 5 years through 10 years        12,000,000         103,000                       12,103,000
      Due after 10 years through 15 years       23,642,959         281,041                       23,924,000
Tax Exempt Obligations
      Due after 10 years through 15 years        2,858,084         184,916                        3,043,000
      Due after 15 years                        23,043,072       1,201,430   $     (5,502)       24,239,000
                                              ------------    ------------   ------------      ------------
Total Investment Securities                   $ 64,544,115    $  1,788,387   $     (5,502)     $ 66,327,000
                                              ============    ============   ============      ============

                                                                   September 30, 2002
                                              ----------------------------------------------------------------
                                                                  Gross            Gross
                                                Amortized      Unrealized        Unrealized       Approximate
                                                  Cost            Gains            Losses          Fair Value
                                              ------------    ------------      ------------      ------------
U.S. Government agencies
      Due after 1 years through 5 years       $  7,026,952     $     26,048                       $  7,053,000
      Due after 5 years through 10 years         2,000,000           75,000                          2,075,000
      Due after 10 years through 15 years       21,757,858          415,571     $   (117,429)       22,056,000
Tax Exempt Obligations
      Due after 10 years through 15 years        3,235,924          124,076                          3,360,000
      Due after 15 years                        21,644,665        1,406,010          (39,675)       23,011,000
                                              ------------     ------------     ------------      ------------
Total Investment Securities                   $ 55,665,399     $  2,046,705     $   (157,104)     $ 57,555,000
                                              ============     ============     ============      ============

The Company has the positive intent and the ability to hold these securities to maturity. At March 31, 2003, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.


                                    page -6-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities is as follows:

                                                      March 31, 2003
                                ----------------------------------------------------------------
                                                     Gross           Gross
                                  Amortized       Unrealized       Unrealized       Approximate
                                    Cost             Gains           Losses          Fair Value
                                ------------     ------------     ------------      ------------
Equites                         $    618,821     $     24,147     $     (5,308)     $    637,660
ARM Mutual Funds                   6,848,645               --               --         6,848,645
                                ------------     ------------     ------------      ------------
Total Investment Securities     $  7,467,466     $     24,147     $     (5,308)     $  7,486,305
                                ============     ============     ============      ============

                                                     September 30, 2002
                                ----------------------------------------------------------------
                                                     Gross           Gross
                                  Amortized       Unrealized       Unrealized      Approximate
                                    Cost             Gains           Losses         Fair Value
                                ------------     ------------     ------------     ------------
ARM Mutual Funds                $ 11,999,611     $         --     $         --     $ 11,999,611
                                ------------     ------------     ------------     ------------
Total Investment Securities     $ 11,999,611     $         --     $         --     $ 11,999,611
                                ============     ============     ============     ============

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                              March 31, 2003
                                        ----------------------------------------------------------------
                                                             Gross           Gross
                                          Amortized       Unrealized       Unrealized       Approximate
                                            Cost             Gains           Losses          Fair Value
                                        ------------     ------------     ------------      ------------
Collateralized mortgage obligations     $ 58,040,164     $    185,770     $    (77,934)     $ 58,148,000
FHLMC pass-through certificates           61,868,051        1,279,261          (16,312)       63,131,000
FNMA pass-through certificates            79,431,670        1,610,819             (489)       81,042,000
GNMA pass-through certificates            37,593,576        1,776,052              372        39,370,000
                                        ------------     ------------     ------------      ------------
Total Mortgage-backed Securities        $236,933,461     $  4,851,902     $    (94,363)     $241,691,000
                                        ============     ============     ============      ============

                                                             September 30, 2002
                                        ----------------------------------------------------------------
                                                             Gross           Gross
                                          Amortized       Unrealized       Unrealized       Approximate
                                            Cost             Gains           Losses          Fair Value
                                        ------------     ------------     ------------      ------------
Collateralized mortgage obligations     $ 45,143,747     $    255,218     $     (5,965)     $ 45,393,000
FHLMC pass-through certificates           33,697,029        1,166,921           (4,950)       34,859,000
FNMA pass-through certificates            29,674,733        1,062,267               --        30,737,000
GNMA pass-through certificates            55,299,461        2,240,539               --        57,540,000
                                        ------------     ------------     ------------      ------------
Total Mortgage-backed Securities        $163,814,970     $  4,724,945     $    (10,915)     $168,529,000
                                        ============     ============     ============      ============

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                          March 31, 2003
                                     ----------------------------------------------------------------
                                                         Gross           Gross
                                       Amortized      Unrealized       Unrealized       Approximate
                                         Cost            Gains           Losses          Fair Value
                                     ------------    ------------     ------------      ------------
FNMA pass-through certificates       $ 12,757,254                     $   (114,788)     $ 12,642,466
FHLMC pass-through certificates        11,063,594    $      6,372              (95)       11,069,871
                                     ------------    ------------     ------------      ------------
Total Mortgage-backed Securities     $ 23,820,848    $      6,372     $   (114,883)     $ 23,712,337
                                     ============    ============     ============      ============

                                                             September 30, 2002
                                        ----------------------------------------------------------------
                                                             Gross           Gross
                                          Amortized       Unrealized       Unrealized       Approximate
                                            Cost             Gains           Losses          Fair Value
                                        ------------     ------------     ------------      ------------
FNMA pass-through certificates          $ 22,322,686     $     69,129     $         --      $ 22,391,815
GNMA pass-through certificates             7,116,778            6,347                          7,123,125
                                        ------------     ------------     ------------      ------------
Total Mortgage-backed Securities        $ 29,439,464     $     75,476     $         --      $ 29,514,940
                                        ============     ============     ============      ============


                                    page -7-

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                            March 31, 2003    September 30, 2002
                                            ---------------   ------------------
Residential Mortgages                       $ 229,603,676       $ 235,359,382
Commercial Mortgages                              485,422             495,647
Construction                                    7,983,379           8,607,450
Education                                         398,509             334,271
Savings Account                                   533,114             478,969
Home Equity                                    36,535,090          41,451,058
Automobile and other                              691,832             725,883
Line of Credit                                 25,106,620          18,529,734
                                            -------------       -------------
Total                                         301,337,642         305,982,394
  Undisbursed portion of loans in process      (5,523,843)         (6,502,564)
  Deferred loan fees                           (2,024,712)         (2,091,264)
  Allowance for loan losses                    (1,991,174)         (2,034,832)
                                            -------------       -------------
Loans receivable - net                      $ 291,797,913       $ 295,353,734
                                            =============       =============

The total amount of loans being serviced for the benefit of others was approximately $2.0 million and $3.5 million at March 31, 2003 and September 30, 2002, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                        Six Months Ended March 31,
                                    ----------------------------------
                                       2003                    2002
                                    -----------            -----------
Balance, beginning of period        $ 2,034,832            $ 2,036,188
  Amounts charged off                   (43,658)                    --
  Loan recoveries                            --                  5,113
                                    -----------            -----------
Balance, end of period              $ 1,991,174            $ 2,041,301
                                    ===========            ===========

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                     March 31, 2003   September 30, 2002
                                     --------------   ------------------
Land and buildings                    $  5,343,042       $  5,190,758
Construction in progress                    14,686                 --
Furniture, fixtures and equipment        3,549,435          3,406,672
Automobiles                                 24,896             81,059
                                      ------------       ------------
Total                                    8,932,059          8,678,489
  Less accumulated depreciation         (3,891,736)        (3,665,458)
                                      ------------       ------------
Net                                   $  5,040,323       $  5,013,031
                                      ============       ============

8. DEPOSITS

Deposits are summarized as follows:
                                     March 31, 2003   September 30, 2002
                                     --------------   ------------------
NOW accounts                          $ 17,454,287       $ 14,051,771
Checking accounts                        9,949,368          8,572,256
Money Market Demand accounts            90,649,283         83,464,010
Passbook and Club accounts               3,519,012          3,327,338
Certificate accounts                   259,848,384        262,531,603
                                      ------------       ------------
Total deposits                        $381,420,334       $371,946,978
                                      ============       ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2003 amounted to approximately $21.4 million.


                                    page -8-

9.  COMMITMENTS

At March 31, 2003, the following commitments were outstanding:

Origination of fixed-rate mortgage loans           $ 9,725,635
Unused line of credit loans                         26,614,752
Loans in process                                     5,523,873
                                                   -----------
Total                                              $41,864,260
                                                   ===========

10. DIVIDEND

On April 16, 2003, the Board of Directors declared a cash dividend of $.16 per share payable on May 21, 2003 to the stockholders' of record at the close of business on May 7, 2003.

11. EARNINGS PER SHARE

The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the six months ended March 31, 2003 and 2002.

The following average shares were used for the computation of earnings per share:

                For the Three Months Ended           For the Six Months Ended
                        March 31,                           March 31,
              -----------------------------        -----------------------------
                 2003               2002             2003                2002
                 ----               ----             ----                ----
Basic         2,276,057           2,249,887        2,269,718           2,241,456
Diluted       2,327,309           2,292,752        2,318,359           2,281,545



                                    page -9-

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

Changes in Financial Position for the Six Month Period Ended March 31, 2003

Total assets at March 31, 2003 were $659.3 million, an increase of $39.0 million or 6.30% for the six month period. This increase was primarily the result of an increase in mortgage-backed securities held to maturity and in investment securities held to maturity of approximately $73.1 million and $8.9 million, respectively. The remainder was due to an increase in Federal Home Loan Bank stock, deferred income taxes, other assets, office properties and equipment and accrued interest receivable of approximately $2.5 million, $273,000, $97,000, $27,000 and $14,000, respectively. These increases were partially offset by decreases in cash and cash equivalents, mortgage backed securities available for sale, investment securities available for sale and loans receivable of approximately $32.0 million, $5.8 million, $4.5 million and $3.6 million, respectively.

During the six-month period ended March 31, 2003, total deposits increased by $9.5 million to $381.4 million. Advances from borrowers for taxes and insurance also increased by $2.0 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $26.0 million, which was used to fund the purchase of mortgage-backed securities and investment securities held to maturity. Accrued interest payable increased $30,000 and accounts payable and accrued expenses decreased by $153,000.

Comparisons of Results of Operations for the Three and Six Month Period Ended March 31, 2003 with the Three and Six Month Period Ended March 31, 2002.

Net Interest Income

The increase in the net interest income for the three and six month periods ended March 31, 2003 when compared to the same periods in 2002 can be attributed to the increase in the average balance of interest-earning assets to $617.4 million and $610.3 million from $561.2 million and $554.6 million, respectively. These increases were partially offset by a smaller increase in the average balance of interest-bearing liabilities to $584.3 million and $578.5 million for the three and six month periods ended March 31, 2003, respectably, when compared to $533.4 million, and $527.9 million the same periods in 2002.

Total interest income was $8.4 million for the three-month period ended March 31, 2003 compared to $8.6 million for the comparable period in 2002. For the six month period ended March 31, 2003, total interest income was $17.1 million compared to $17.6 million for the comparable period in 2002. The decrease is the result of the decreased average yield for the interest-earning assets to 5.44% and 5.60% for the three and six-month period ended March 31, 2003, respectively, from 6.16% and 6.34% for the comparable periods in 2002.

Total interest expense decreased to $5.4 million for the three-month period ended March 31, 2003 from $6.0 million for the comparable period in 2002. For the six-month period ended March 31, 2003, total interest expense decreased to $11.2 million from $12.4 million for the comparable period in 2002. These decreases occurred as a result of a decrease in the average rate paid on interest-bearing liabilities to 3.72% and 3.86% for the three and six month periods ended March 31, 2003, respectively, from 4.49% and 4.71% for the comparable period ended March 31, 2002.


                                   page -10-

Other Income

Other income increased to $300,000 for the three-month period ended March 31, 2003 from $236,000 for the comparable period in 2002. For the six-month period ended March 31, 2003, other income increased to $612,000 from $505,000 for the comparable period in 2002. The three and six-month increase is due to an increase of deposit account fees and Mac fees due to additional transaction accounts. The current three and six month balances also include an increase in income from the sale of non-deposit products. These gains were partially offset by a nonrecurring loss on the sale of securities of approximately $24,000 in 2002.

Other Expenses

During the quarter ended March 31, 2003, other expenses increased by $166,000 or 10.6% to $1.7 million when compared to the same period in 2002. For the six month period ended March 31, 2003, other expenses increased by $330,000 or 10.7% compared to the comparable period in 2002. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the growth in the assets of the Company when compared to the same periods in 2002. The annualized ratio of expenses to average assets for the three and six month periods ended March 31, 2003 was 1.09%.

Income Taxes

The Company made provisions for income taxes of $379,000 and $792,000 for the three and six-month periods ended March 31, 2003, respectively, compared to $264,000 and $493,000 for the comparable periods in 2002. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources

The Company's net income for the quarter ended March 31, 2003 of $1,144,000 increased stockholder's equity to $39.6 million or 6.3% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                   (in thousands)
                                           Leveraged             Risk-based
                                           ---------             ----------
Actual regulatory capital               $39,687     6.3%      $41,686     14.9%
Minimum required regulatory capital      25,263     4.0%       22,457      8.0%
                                        -------     ---       -------     ----
Excess capital                          $14,424     2.3%      $19,229      6.9%

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 51.1% at March 31, 2003 compared to 47.9% at September 30, 2002.

As of March 31, 2003, the Company had $26.6 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts which are scheduled to mature during the 12 months ending March 31, 2003 is $122.3 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh ("FHLB") up to the Company's maximum borrowing capacity which was $443.5 million at March 31, 2003, of which $233.5 million was outstanding at March 31, 2003.

Quantitative and Qualitative Disclosures About Market Risk

The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases or decreases in interest rates. The principal determinant of the exposure of Harleysville Savings' earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. Harleysville Savings' asset and liability management policies seek to increase the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company's interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company's overall vulnerability to increases and decreases in interest rates, the Company remains vulnerable to material and page -11-
prolonged increases and decreases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets and interest rate sensitive assets exceed interest rate sensitive liabilities, respectively.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2003, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                     1 Year       1 to 3           3 to 5        Over 5
                                                    or less        Years           Years          Years         Total
                                                   ---------     ---------       ---------      ---------     ---------
Interest-earning assets
Mortgage loans                                     $  32,407     $  35,414       $  28,512      $ 130,500     $ 226,833
Mortgage-backed securities                           102,507        30,047          25,619        102,473       260,646
Consumer and other loans                              38,846        13,469           7,625          5,025        64,965
Investment securities and other investments           52,997        13,000              --         31,333        97,330
                                                   ---------     ---------       ---------      ---------     ---------
Total interest-earning assets                        226,757        91,930          61,756        269,331       649,774
                                                   ---------     ---------       ---------      ---------     ---------

Interest-bearing liabilities
   Passbook and Club accounts                             --            --              --          3,519         3,519
   NOW accounts                                           --            --              --         27,404        27,404
   Money Market Deposit accounts                      31,247            --              --         59,402        90,649
   Certificate accounts                              122,346        71,775          65,727             --       259,848
   Borrowed money                                     43,898        41,909          34,703        112,987       233,497
                                                   ---------     ---------       ---------      ---------     ---------
Total interest-bearing liabilities                   197,491       113,684         100,430        203,312       614,917
                                                   ---------     ---------       ---------      ---------     ---------

Repricing GAP during the period                    $  29,266     $ (21,754)      $ (38,674)     $  66,019     $  34,857
                                                   =========     =========       =========      =========     =========

Cumulative GAP                                     $  29,266     $   7,512       $ (31,162)     $  34,857
                                                   =========     =========       =========      =========

Ratio of GAP during the period to total assets          4.50%        -3.35%          -5.95%         10.16%
                                                   =========     =========       =========      =========

Ratio of cumulative GAP to total assets                 4.50%         1.16%          -4.80%          5.36%
                                                   =========     =========       =========      =========


                                   page -12-

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


                                   page -13-

Part II OTHER INFORMATION

      Item 1-5.  Not applicable.

      Item 6.    Exhibits and Reports on Form 8-K

                 None


                                   page -14-

                                    Signatures

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

      The undersigned executive officer of Harleysville Savings Financial Corporation hereby certifies that the Registrant's Form 10-Q for the six months ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


           Edward J. Molnar
           Chief Executive Officer

      Date: May 9, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

      The undersigned executive officer of Harleysville Savings Financial Corporation hereby certifies that the Registrant's Form 10-Q for the six months ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


           Brendan J. McGill
           Chief Financial Officer

      Date: May 9, 2003

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


Date:  May 9, 2003
Edward J. Molnar
Chief Executive Officer

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


Date:   May 9, 2003
Brendan J. McGill
Chief Financial Officer