Form 10-Q
period 2003-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2003-08-14
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20429

                                                 FORM 10-Q
(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended        June 30, 2003

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

Common Stock, $.01 Par Value, 2,316,490 as of August 14, 2003

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index

                                                                                                           PAGE(S)
Part I  FINANCIAL INFORMATION
          Item 1.   Financial Statements

                    Unaudited Condensed Consolidated Statements of Financial Condition as of
                    June 30, 2003 and September 30, 2002                                                      1

                    Unaudited Condensed Consolidated Statements of Income for the Three and Nine
                    Months Ended June 30, 2003 and 2002                                                       2

                    Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                    Three and Nine Months Ended June 30, 2003 and 2002                                        3

                    Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine
                    Months Ended June 30, 2003                                                                3

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended June 30, 2003 and 2002                                                              4

                    Notes to Unaudited Condensed Consolidated Financial Statements                          5 - 9

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                    10 - 12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             12 - 13

          Item 4.   Controls  and Procedures                                                                  13




Part II OTHER INFORMATION

          Item 1. - 6.                                                                                        14

          Signatures                                                                                       15 - 17

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                           June 30,          September 30,
                                                                                             2003                2002
                                                                                         -------------       -------------
Assets
Cash and amounts due from depository institutions                                        $   1,281,411       $   1,431,186
Interest bearing deposits in other banks                                                     3,464,923          34,871,718
                                                                                         -------------       -------------
     Total cash and cash equivalents                                                         4,746,334          36,302,904
Investment securities held to maturity (fair value -
        June 30, $74,687,000; September 30, $57,555,000)                                    72,278,537          55,665,399
Investment securities available-for-sale at fair value                                       3,904,957          11,999,611
Mortgage-backed securities held to maturity (fair value -
        June 30, $247,156,000; September 30, $168,529,000)                                 243,243,216         163,814,970
Mortgage-backed securities available-for-sale at fair value                                 13,816,797          29,514,940
Loans receivable (net of allowance for loan losses -
        June 30, $1,991,000; September 30, $2,035,000)                                     289,586,988         295,353,734
Accrued interest receivable                                                                  2,927,924           2,836,448
Federal Home Loan Bank stock - at cost                                                      13,089,700          10,496,500
Office properties and equipment                                                              4,972,201           5,013,031
Deferred income taxes                                                                          341,123             134,493
Prepaid expenses and other assets                                                            9,356,976           9,132,423
                                                                                         -------------       -------------
TOTAL ASSETS                                                                             $ 658,264,753       $ 620,264,453
                                                                                         =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                            $ 384,650,490       $ 371,946,978
     Advances from Federal Home Loan Bank                                                  227,384,578         207,502,346
     Accrued interest payable                                                                1,066,508           1,041,892
     Advances from borrowers for taxes and insurance                                         4,169,154             983,083
     Accounts payable and accrued expenses                                                     918,236             922,522
                                                                                         -------------       -------------
Total liabilities                                                                          618,188,966         582,396,821
                                                                                         -------------       -------------

Commitments
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       June 2003, 2,316,490; Sept. 2002, 2,316,490                                              23,165              23,165
     Paid-in capital in excess of par                                                        7,559,340           7,551,849
     Treasury stock, at cost (June 2003, 52,217 shares; Sept. 2002, 55,912 shares)          (1,056,429)           (881,227)
     Retained earnings - partially restricted                                               33,478,390          31,124,031
     Accumulated other comprehensive income                                                     71,321              49,814
                                                                                         -------------       -------------
Total stockholders' equity                                                                  40,075,787          37,867,632
                                                                                         -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 658,264,753       $ 620,264,453
                                                                                         =============       =============


See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                 June 30,                          June 30,
                                                        ----------------------------------------------------------------
                                                           2003             2002              2003               2002
                                                        ----------       ----------       -----------       ------------
INTEREST INCOME:
  Interest on mortgage loans                            $4,210,229       $4,417,540       $12,857,199       $ 13,332,908
  Interest on mortgage-backed securities                 2,352,111        2,529,961         7,250,568          7,304,488
  Interest on consumer and other loans                     851,227          976,226         2,649,237          2,939,474
  Interest and dividends on tax-exempt investments         366,488          345,820         1,075,725          1,087,913
  Interest and dividends on investments                    476,304          562,817         1,510,649          1,751,767
                                                        ----------       ----------       -----------       ------------
Total interest income                                    8,256,359        8,832,364        25,343,378         26,416,550
                                                        ----------       ----------       -----------       ------------

Interest Expense:
  Interest on deposits                                   2,583,279        3,148,842         8,219,824         10,429,344
  Interest on borrowings                                 2,772,530        2,729,782         8,290,727          7,881,188
                                                        ----------       ----------       -----------       ------------
Total interest expense                                   5,355,809        5,878,624        16,510,551         18,310,532
                                                        ----------       ----------       -----------       ------------

Net Interest Income                                      2,900,550        2,953,740         8,832,827          8,106,018
Provision for loan losses                                       --               --                --                 --
                                                        ----------       ----------       -----------       ------------
Net Interest Income after Provision
  for Loan Losses                                        2,900,550        2,953,740         8,832,827          8,106,018
                                                        ----------       ----------       -----------       ------------

Other Income:
  Gain on sales of loans                                     5,611              500             6,313              1,227
  Loss on sales of securities                                   --               --                --            (23,894)
  Other income                                             324,209          276,149           935,905            803,932
                                                        ----------       ----------       -----------       ------------
Total other income                                         329,820          276,649           942,218            781,265
                                                        ----------       ----------       -----------       ------------

Other Expenses:
  Salaries and employee benefits                           938,777          845,313         2,705,118          2,515,616
  Occupancy and equipment                                  365,813          334,244         1,130,643            966,646
  Deposit insurance premiums                                15,007           15,423            45,550             46,845
  Other                                                    412,640          486,607         1,279,720          1,251,306
                                                        ----------       ----------       -----------       ------------
Total other expenses                                     1,732,237        1,681,587         5,161,031          4,780,413
                                                        ----------       ----------       -----------       ------------

Income before Income Taxes                               1,498,133        1,548,802         4,614,014          4,106,870

Income tax expense                                         378,100          376,000         1,169,685            869,017
                                                        ----------       ----------       -----------       ------------

Net Income                                              $1,120,033       $1,172,802       $ 3,444,329       $  3,237,853
                                                        ==========       ==========       ===========       ============

Basic Earnings Per Share                                $     0.49       $     0.52       $      1.52       $       1.44
                                                        ==========       ==========       ===========       ============
Diluted Earnings Per Share                              $     0.48       $     0.51       $      1.48       $       1.41
                                                        ==========       ==========       ===========       ============

Dividends Per Share                                     $     0.16       $     0.14       $      0.48       $       0.40
                                                        ==========       ==========       ===========       ============


See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                          Three Months Ended
                                                          2003          2002
--------------------------------------------------------------------------------
Net Income                                             $1,120,033   $ 1,172,802


Other Comprehensive Income

Unrealized gain (loss) on securities net of taxes         130,505       (50,378)
                                                       ----------   -----------

Total Comprehensive Income                             $1,250,538   $ 1,122,424
                                                       ==========   ===========



                                                           Nine Months Ended
                                                          2003          2002
--------------------------------------------------------------------------------
Net Income                                             $3,444,329   $ 3,237,853


Other Comprehensive Income

Unrealized gain (loss) on securities net of taxes          21,507       (61,454)
                                                       ----------   -----------

Total Comprehensive Income                             $3,465,836   $ 3,176,399
                                                       ==========   ===========




See notes to unaudited condensed consolidated financial statements.

             Harleysville Savings Financial Corporation & Subsidiary UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Paid-in                       Retained      Accumulated
                                                         Capital                       Earnings-         Other            Total
                                              Common    in Excess        Treasury      Partially     Comprehensive    Stockholders'
                                              Stock      of Par            Stock       Restricted       Income           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2002                   $ 23,165   $ 7,551,849     $ (881,227)    $ 31,124,031    $ 49,814       $ 37,867,632

 Net Income                                                                               3,444,329                      3,444,329
 Dividends - $.16 per share                                                              (1,089,970)                    (1,089,970)
 Treasury stock purchased                                                 (681,592)                                       (681,592)
 Treasury stock delivered under
 Dividend Reinvestment Plan                                 116,770        227,571                                         344,341
 Treasury stock delivered under
    employee stock plan                                    (109,279)       278,819                                         169,540
 Unrealized holding gain on available for:
 sale securities, net of tax                                                                             21,507             21,507
                                             --------   -----------   ------------     ------------    --------       ------------

Balance at June 30, 2003                     $ 23,165   $ 7,559,340   $ (1,056,429)    $ 33,478,390    $ 71,321       $ 40,075,787
                                             ========   ===========   ============     ============    ========       ============


See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
                 Unaudited Consolidated Statements of Cash Flows

                                                                                     Nine Months Ended June 30,
                                                                                 ------------------------------------
                                                                                     2003                   2002
                                                                                 -------------          -------------
Operating Activities:
Net Income                                                                       $   3,444,329          $   3,237,853
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                                       227,254                310,287
    Amortization of deferred loan fees                                              (1,339,426)              (362,214)
    Gain on sale of loans                                                                6,313                  1,227
    Loss on sale of securities available for sale                                           --                 23,894
    Proceeds from the sale of loans held for sale                                      394,000                102,918
Changes in assets and liabilities which provided (used) cash:
    Decrease in accounts payable and accrued
      expenses and income taxes payable                                                 (4,286)              (150,405)
    (Increase) decrease in deferred income taxes                                       (70,254)                31,657
    Increase in prepaid expenses and other assets                                     (224,553)              (523,871)
    (Increase) decrease in accrued interest receivable                                 (91,476)               188,336
    Increase in accrued interest payable                                                24,616                279,560
                                                                                 -------------          -------------
Net cash provided by operating activities                                            2,366,517              3,139,242
                                                                                 -------------          -------------

Investing Activities:
Purchase of investment securities held to maturity                                 (43,392,095)           (30,897,815)
Proceeds from maturities of investment securities held to maturity                  26,778,957             39,662,422
Purchase of investment securities available for sale                                        --             (7,096,559)
Proceeds from sale of investment securities available for sale                              --              3,918,469
Purchase of FHLB stock                                                              (2,593,200)            (1,283,800)
Long-term loans originated or acquired                                            (114,470,965)           (91,339,771)
Purchase of mortgage-backed securities available for sale                          (20,686,030)           (19,028,203)
Purchase of mortgage-backed securities held to maturity                           (207,676,165)           (49,524,955)
Principal collected on long-term loans & mortgage-backed securities                293,788,701            118,623,485
Purchases of premises and equipment                                                   (186,424)              (120,502)
                                                                                 -------------          -------------
Net cash used in investing activities                                              (68,437,221)           (37,087,229)
                                                                                 -------------          -------------

Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                            16,513,251             18,530,375
Net (decrease) increase in certificates of deposit                                  (3,809,739)           (13,471,507)
Cash dividends                                                                      (1,089,970)              (897,397)
Net increase in FHLB advances                                                       19,882,232             32,894,379
Delivery of treasury stock for employee benefit plans                                  513,881                351,804
Purchase of treasury stock                                                            (681,592)              (234,885)
Net proceeds from issuance of stock                                                         --                159,245
Net increase in advances from borrowers for taxes & insurance                        3,186,071              3,119,484
                                                                                 -------------          -------------
Net cash provided by financing activities                                           34,514,134             40,451,498
                                                                                 -------------          -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (31,556,570)             6,503,511

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      36,302,904              8,948,132
                                                                                 -------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   4,746,334          $  15,451,643
                                                                                 =============          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                 $   1,191,201          $     917,519
    Interest expense                                                                17,577,059             19,317,593


See notes to unaudited condensed consolidated financial statements.


                                    page -4-

         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected to continue application of APB Opinion No. 25 and related interpretations for stock options and, accordingly no compensation expense has been recorded in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                  For the Three Months Ended               For the Nine Months Ended
                                               June 30, 2003       June 30, 2002       June 30, 2003       June 30, 2002
                                               -------------       -------------       -------------       -------------
Net income                                     $   1,120,033       $   1,172,802       $   3,444,329       $   3,237,853
Less:  Stock based compensation expense                   --                  --              30,531              17,644
                                               -------------       -------------       -------------       -------------
Proforma net income                            $   1,120,033       $   1,172,802       $   3,413,798       $   3,220,209

Earnings per share:

Basic - as reported                            $        0.49       $        0.52       $        1.52       $        1.44
Basic - pro forma                                       0.49                0.52                1.50                1.43

Diluted - as reported                          $        0.48       $        0.51       $        1.48       $        1.41
Diluted - pro forma                                     0.48                0.51                1.47                1.41

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provision of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. Management of the Company does not expect that the adoption of this Statement will have a material impact on the Company's results of operations or financial condition for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Currently, the Company has no financial instruments entered into or modified after May 31, 2003 that require application of this Statement. Management does not expect that the adoption of this Statement will have a material impact on the Company's results of operations or financial condition. financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

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

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                      June 30, 2003
---------------------------------------------------------------------------------------------------------------
                                                                       Gross        Gross
                                                    Amortized       Unrealized    Unrealized      Approximate
                                                      Cost             Gains        Losses         Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 year through 5 years             $  3,000,000    $    13,000                    $  3,013,000
      Due after 5 years through 10 years             12,998,761        152,239                      13,151,000
      Due after 10 years through 15 years            30,360,256        243,744   $  (40,617)        30,604,000
Tax-Exempt Obligations
      Due after 10 years through 15 years             2,864,704        238,296                       3,103,000
      Due after 15 years                             23,054,816      1,761,184                      24,816,000
                                                   ------------    ------------  ----------       ------------

Total Investment Securities                        $ 72,278,537    $ 2,408,463   $  (40,617)      $ 74,687,000
                                                   =============   ===========   ==========       ============

                                                                   September 30, 2002
---------------------------------------------------------------------------------------------------------------
                                                                       Gross        Gross
                                                    Amortized       Unrealized    Unrealized      Approximate
                                                      Cost             Gains        Losses         Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 year through 5 years             $  7,026,952    $    26,048                    $  7,053,000
      Due after 5 years through 10 years              2,000,000         75,000                       2,075,000
      Due after 10 years through 15 years            21,757,858        415,571   $ (117,429)        22,056,000
Tax-Exempt Obligations
      Due after 10 years through 15 years             3,235,924        124,076                       3,360,000
      Due after 15 years                             21,644,665      1,406,010      (39,675)        23,011,000
                                                   ------------    ------------  ----------       ------------

Total Investment Securities                        $ 55,665,399    $ 2,046,705   $ (157,104)      $ 57,555,000
                                                   ============    ============  ==========       ============

The Company has the positive intent and the ability to hold these securities to maturity. At June 30, 2003, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.


                                    page -6-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities is as follows:

                                                                      June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                Gross
                                               Amortized             Unrealized            Unrealized           Approximate
                                                 Cost                   Gains                Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Equites                                      $    785,054           $     93,531         $     (733)          $    877,852
ARM Mutual Funds                                3,027,105                     --                 --              3,027,105
                                             ------------           ------------         ----------           ------------
Total Investment Securities                  $  3,812,159           $     93,531         $     (733)          $  3,904,957
                                             ============           ============         ==========           ============

                                                                   September 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                Gross
                                               Amortized             Unrealized            Unrealized           Approximate
                                                 Cost                   Gains                Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
ARM Mutual Funds                             $ 11,999,611           $        --          $       --           $ 11,999,611
                                             ------------           ------------         ----------           ------------
Total Investment Securities                  $ 11,999,611           $        --          $       --           $ 11,999,611
                                             ============           ============         ==========           ============

4.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                           June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                Gross
                                               Amortized             Unrealized            Unrealized           Approximate
                                                 Cost                   Gains                Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations          $  52,102,145          $    119,115         $    (63,260)        $  52,158,000
FHLMC pass-through certificates                 53,667,645               987,355                   --            54,655,000
FNMA pass-through certificates                 107,882,276             1,580,945              (47,221)          109,416,000
GNMA pass-through certificates                  29,591,150             1,335,850         $         --            30,927,000
                                             -------------          ------------         ------------         -------------
Total Mortgage-backed Securities             $ 243,243,216          $  4,023,265         $   (110,481)        $ 247,156,000
                                             =============          ============         ============         =============

                                                                       September 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                Gross
                                               Amortized             Unrealized            Unrealized           Approximate
                                                 Cost                   Gains                Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations          $  45,143,747          $    255,218         $     (5,965)        $  45,393,000
FHLMC pass-through certificates                 33,697,029             1,166,921               (4,950)           34,859,000
FNMA pass-through certificates                  29,674,733             1,062,267                   --            30,737,000
GNMA pass-through certificates                  55,299,461             2,240,539                   --            57,540,000
                                             -------------          ------------         ------------         -------------
Total Mortgage-backed Securities             $ 163,814,970          $  4,724,945         $    (10,915)        $ 168,529,000
                                             =============          ============         ============         =============

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                         June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                Gross
                                               Amortized             Unrealized            Unrealized           Approximate
                                                 Cost                   Gains                Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates               $  13,801,533          $     15,264         $         --         $  13,816,797
                                             -------------          ------------         ------------         -------------
Total Mortgage-backed Securities             $  13,801,533          $     15,264         $         --         $  13,816,797
                                             =============          ============         ============         =============

                                                                         September 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross                Gross
                                               Amortized             Unrealized            Unrealized           Approximate
                                                 Cost                   Gains                Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates               $  22,322,686          $     69,129         $         --         $  22,391,815
GNMA pass-through certificates                   7,116,778                 6,347                                  7,123,125
                                             -------------          ------------         ------------         -------------
Total Mortgage-backed Securities             $  29,439,464          $     75,476         $         --         $  29,514,940
                                             =============          ============         ============         =============


                                    page -7-

6. LOANS RECEIVABLE
Loans receivable consist of the following:

                                                    June 30, 2003           September 30, 2002
                                                    -------------           ------------------
Residential Mortgages                               $ 228,811,206           $      235,359,382
Commercial Mortgages                                      941,976                      495,647
Construction                                            7,852,701                    8,607,450
Education                                                 357,291                      334,271
Savings Account                                           732,983                      478,969
Home Equity                                            33,365,996                   41,451,058
Automobile and other                                      594,252                      725,883
Line of Credit                                         27,049,458                   18,529,734
                                                    -------------           ------------------
Total                                                 299,705,863                  305,982,394
  Undisbursed portion of loans in process              (6,435,723)                  (6,502,564)
  Deferred loan fees                                   (1,691,978)                  (2,091,264)
  Allowance for loan losses                            (1,991,174)                  (2,034,832)
                                                    -------------           ------------------
Loans receivable - net                              $ 289,586,988           $      295,353,734
                                                    =============           ==================

The total amount of loans being serviced for the benefit of others was approximately $2.5 million and $3.5 million at June 30, 2002 and September 30, 2002, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                    Nine Months Ended June 30,
                                                    2003                2002
                                                 -----------        -----------
Balance, beginning of period                     $ 2,034,832        $ 2,036,188
  Amounts charged-off                                (43,658)            (3,086)
  Loan recoveries                                         --              5,113
                                                 -----------        -----------
Balance, end of period                           $ 1,991,174        $ 2,038,215
                                                 ===========        ===========

7. OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                                    June 30, 2003           September 30, 2002
                                                    -------------           ------------------
Land and buildings                                  $   5,343,042           $        5,190,758
Construction in progress                                   25,071                           --
Furniture, fixtures and equipment                       3,607,407                    3,406,672
Automobiles                                                24,896                       81,059
                                                    -------------           ------------------
Total                                                   9,000,416                    8,678,489
  Less accumulated depreciation                        (4,028,215)                  (3,665,458)
                                                    -------------           ------------------
Net                                                 $   4,972,201           $        5,013,031
                                                    =============           ==================

8. DEPOSITS
Deposits are summarized as follows:

                                                    June 30, 2003           September 30, 2002
                                                    -------------           ------------------
NOW accounts                                        $  17,318,217           $       14,051,771
Checking accounts                                      10,868,562                    8,572,256
Money Market Demand accounts                           93,955,892                   83,464,010
Passbook and Club accounts                              3,785,955                    3,327,338
Certificate accounts                                  258,721,864                  262,531,603
                                                    -------------           ------------------
Total deposits                                      $ 384,650,490           $      371,946,978
                                                    =============           ==================

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2003 amounted to approximately $22.8 million.


                                    page -8-

9. COMMITMENTS
At June 30, 2003, the following commitments were outstanding:

Origination of fixed-rate mortgage loans        $ 11,129,605
Unused line of credit loans                       29,335,014
Loans in process                                   6,435,723
                                                ------------

Total                                           $ 46,900,342
                                                ============

10. DIVIDEND
On July 16, 2003, the Board of Directors declared a cash dividend of $.18 per share payable on August 20, 2003 to the stockholders of record at the close of business on August 6, 2003.

11.  EARNINGS PER SHARE
The calculations of earnings per share were based on the number of common stock and common stock equivalents outstanding for the three and nine months ended June 30, 2003 and 2002.

The following average shares were used for the computation of earnings per share:

                      For the Three Months Ended                  For the Nine Months Ended
                               June 30,                                    June 30,
                  -----------------------------------         -----------------------------------
                      2003                 2002                   2003                 2002
                      ----                 ----                   ----                 ----
Basic                 2,275,936            2,257,574              2,271,791            2,246,829
Diluted               2,328,722            2,303,573              2,321,813            2,288,888




                                    page -9-

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

Changes in Financial Position for the Nine-Month Period Ended June 30, 2003 Total assets at June 30, 2003 were $658.3 million, an increase of $38.0 million or 6.1% for the nine-month period. The increase was primarily the result of an increase in mortgage-backed securities held to maturity of $79.4 million, an increase in investment securities held to maturity of $16.6 million and an increase in FHLB stock of $2.6 million. These increases were offset by a decrease of $8.1 million in investment securities available for sale, a decrease in loans receivable of $5.8 million, a decrease in cash equivalents of $31.6 million and a decrease in mortgage-backed securities available for sale of $15.7 million. Retail deposits and long-term Federal Home Loan Bank advances funded the overall increase in assets.

During the nine-month period ended June 30, 2003, total deposits increased by $12.7 million to $384.7 million. The increase was partially attributed to an increase of $3.3 million in NOW, $2.3 million in checking accounts, $10.5 million in money market demand accounts, which was partially offset by a decrease of certificates of $3.8 million. Advances from borrowers for taxes and insurance also increased by $3.2 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $19.9 million, which was used to fund the purchase of mortgage-backed securities and investment securities.


                                    page -10-

Comparisons of Results of Operations for the Three-Month and Nine-Month Periods Ended June 30, 2003 with the Three and Nine-Month Periods Ended June 30, 2002.

Net Interest Income
The decrease in the net interest income for the three month period ended June 30, 2003 when compared to the same period in 2002 can be attributed to the decrease in the interest rate spread of 20 basis points. The increase in the net interest income for the nine month period ended June 30, 2003 when compared to the same period in 2002 can be attributed to the increase in the interest rate spread of 19 basis points.

Total interest income was $8.3 million for the three-month period ended June 30, 2003 compared to $8.8 million for the comparable period in 2002. For the nine month period ended June 30, 2003, total interest income was $25.3 million compared to $26.4 million for the comparable period in 2002. The decrease is the result of the reduction in the average yield for the interest-earning assets to 5.19% and 6.06% for the three and nine-month periods ended June 30, 2003, respectively from 6.15% and 6.27% for the comparable periods in 2002.

Total interest expense decreased to $5.4 million for the three-month period ended June 30, 2003 from $5.9 million for the comparable period in 2002. For the nine-month period ended June 30, 2003, total interest expense decreased to $16.5 million from $18.3 million for the comparable period in 2002. These decreases occurred as a result of a decrease in the average rate on liabilities to 3.56% and 4.17% for the three and nine-month periods ended June 30, 2003, respectively, from 4.32% and 4.57% for the comparable period ended June 30, 2002.

Other Income
Other income increased to $330,000 for the three-month period ended June 30, 2003 from $277,000 for the comparable period in 2002. For the nine-month period ended June 30, 2003, other income increased to $942,000 from $781,000 for the comparable period in 2002. The three-month increase is due to additional fees collected from fee generating services in connection with refinancing offered by the Company. The nine month increase is due to the lack of a loss on the sale of investment securities, which was recognized in the first quarter 2002 of $24,000 and additional fees collected from fee generating services offered by the Company.

Other Expenses
During the quarter ended June 30, 2003, other expenses increased by $51,000 or 3.0% to $1.7 million when compared to the same period in 2002. For the nine month period ended June 30, 2003, other expenses increased by $381,000 or 8.0% compared to the comparable period in 2002. Management believes these are normal increases in the cost of operations after considering the effects of the growth in the assets of the Company when compared to the same periods in 2002. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2003 was 1.06% and 1.08%, respectively when compared to the three and nine month periods ended June 30, 2002 of 1.13% and 1.10%, respectively.

Income Taxes
The Company made provisions for income taxes of $378,000 and $1.2 million for the three and nine-month periods ended June 30, 2002, respectively, compared to $376,000 and $869,000 for the comparable periods in 2002. These provisions are based on the levels of taxable income.

Liquidity and Capital Resources
The Company's net income for the quarter ended June 30, 2003 of $1.1 million increased stockholder's equity to $40.1 million or 6.09% of total assets. This amount is well in excess of the Company's minimum regulatory capital requirements as illustrated below:

                                                                      (in thousands)
                                                           Leveraged                  Risk-based
                                                       -----------------          -----------------
         Actual regulatory capital                     $ 40,072     6.1%          $ 42,105    14.3%
         Minimum required regulatory capital             26,123     4.0%            22,467     8.0%
                                                       --------     ----          --------    -----
         Excess capital                                $ 13,949     2.1%          $ 19,638     6.3%


                                    page -11-

The liquidity of the Company's operations, measured by the ratio of the cash and securities balances to total assets, equaled 51.4% at June 30, 2003 compared to 47.9% at September 30, 2002.

As of June 30, 2003, the Company had $46.9 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and net new deposits. In addition, the amount of certificate accounts, which are scheduled to mature during the 12 months ending June 30, 2004, is $121.6 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh ("FHLB") up to the Company's maximum borrowing capacity which was $488.9 million at June 30, 2003, of which $227.4 million was outstanding at June 30, 2003.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Company's asset and liability management policies seek to increase the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company's interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company's overall vulnerability to increases in interest rates, the Company remains vulnerable to material and prolonged increases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2003, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on Harleysville Savings' net interest income because the repricing of certain categories of assets and page -12-
liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.

                                                               1 Year          1 to 3          3 to 5         Over 5
                                                              or less          Years           Years          Years          Total
                                                              --------       ---------       ---------       --------       --------
Interest-earning assets
Mortgage loans                                                $ 29,481       $  35,757       $  28,949       $131,974       $226,161
Mortgage-backed securities                                      75,883          34,424          29,351        117,402        257,060
Consumer and other loans                                        39,498          12,373           6,966          4,589         63,426
Investment securities and other investments                     63,111           8,648           4,461         25,900        102,120
                                                              --------       ---------       ---------       --------       --------

Total interest-earning assets                                  207,973          91,202          69,727        279,865        648,767
                                                              --------       ---------       ---------       --------       --------
Interest-bearing liabilities
   Passbook and Club accounts                                       --              --              --          3,786          3,786
   NOW and Checking accounts                                        --              --              --         19,656         19,656
   Money Market Deposit accounts                                30,824              --              --         63,132         93,956
   Certificate accounts                                        121,588          69,728          67,406             --        258,722
   Borrowed money                                               44,129          36,772          39,102        107,382        227,385
                                                              --------       ---------       ---------       --------       --------

Total interest-bearing liabilities                             196,541         106,500         106,508        193,956        603,505
                                                              --------       ---------       ---------       --------       --------

Repricing GAP during the period                               $ 11,432       $ (15,298)      $ (36,781)      $ 85,909       $ 45,262
                                                              ========       =========       =========       ========       ========

Cumulative GAP                                                $ 11,432       $  (3,866)      $ (40,647)      $ 45,262
                                                              ========       =========       =========       ========

Ratio of GAP during the period to total assets                    1.76%          -2.36%         -5.67%          13.24%
                                                              ========       =========       =========       ========

Ratio of cumulative GAP to total assets                           1.76%          -0.60%         -6.27%           6.98%
                                                              ========       =========       =========       ========


Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    page -13-

Part II  OTHER INFORMATION

              Item 1-5.   Not applicable.

              Item 6.     Exhibits and Reports on Form 8-K

                          None




                                   page -14-