Form 10-K
period 2003-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2003-12-23
CIK 1107160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               Pennsylvania                                 23-3028464
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification Number)

             271 Main Street
       Harleysville, Pennsylvania                              19438
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (215) 256-8828

                          Common Stock, $.01 par value
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The aggregate market value of the 1,817,903 shares of the Registrant's Common Stock held by non-affiliates (2,316,490 shares outstanding less 498,587 shares held by affiliates), based upon the closing price of $25.53 for the Common Stock on March 31, 2003, as reported by the Nasdaq Stock Market, was approximately $46.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 5, 2003: 2,316,490

                       DOCUMENTS INCORPORATED BY REFERENCE

      Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2003 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 15 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

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

      As used in this report, unless the context otherwise requires, the terms "we," "us," or the "Company" refer to Harleysville Savings Financial Corporation, a Pennsylvania corporation, and the term the "Bank" refers to Harleysville Savings Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

                                     PART I

Item 1. Business.

General

      Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from five full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2003, the Company had $653,288 million of total assets, $380,687 million of deposits and $40,816 million of stockholders' equity. The Company's stockholders' equity constituted 6.25% of total assets as of September 30, 2003.

      The Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Bank's primary market area. The Bank also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Bank's primary lending area. The Bank serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.

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

Lending Activities

      Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2003, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $246.3 million or 45.7% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2003, mortgage-backed securities totaled $230.2 million and comprised 42.6% of the portfolio.

      As of September 30, 2003, loans secured by commercial real estate comprised $1.0 million or 0.2% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $60.5 million or 11.2% of the total loan and mortgage-backed securities portfolio as of September 30, 2003.

      As of September 30, 2003, the Company had $230.2 million, or 42.6%, of the total portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

      The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                                       As of September 30,
                                            ---------------------------------------------------------------------
                                                   2003                     2002                      2001
                                            -------------------      -------------------      -------------------
                                            Amount      Percent      Amount      Percent      Amount      Percent
                                            ------      -------      ------      -------      ------      -------
                                                                  (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family                         $234,748       43.6%     $233,057       46.7%     $230,805       48.9%
     Multi-family                             1,515        0.3         1,056        0.2           972        0.2
     Construction                            10,028        1.9         8,607        1.7        14,649        3.1
  Lot loans                                     923        0.2         1,247        0.2         1,514        0.3
  Mortgage-backed securities                230,247       42.6       193,330       38.8       167,727       35.5
  Commercial                                  1,015        0.2           496        0.1           786        0.2
                                            -------      -----       -------      -----       -------      -----
     Total real estate loans and
       mortgage-backed securities           478,476       88.8%      437,793       87.7%      416,453       88.2%
                                            -------      -----       -------      -----       -------      -----
Consumer loans:
  Education loans                                 1        0.0%          334        0.1%        1,041        0.2%
  Installment equity loans                   29,726        5.5        41,451        8.3        43,401        9.3
  Line of credit loans                       29,420        5.5        18,530        3.7         9,807        2.1
  Savings account loans                         733        0.1           479        0.1           617        0.1
  Automobile and other loans                    578        0.1           726        0.1           629        0.1
                                            -------      -----       -------      -----       -------      -----
     Total consumer loans                    60,458       11.2%       61,520       12.3%       55,495       11.8%
     Total loans receivable and
       mortgage-backed securities           538,934      100.0%      499,313      100.0%      471,948      100.0%
                                            -------      -----       -------      -----       -------      -----

Less:
  Loans in process                           (7,829)                  (6,503)                  (9,919)
  Deferred loan fees                         (1,520)                  (2,091)                  (2,052)
  Allowance for loan losses                  (1,991)                  (2,035)                  (2,036)
                                           --------                 --------                 --------
     Total loans receivable and
       mortgage-backed securities, net     $527,594                 $488,684                 $457,941
                                           ========                 ========                 ========

      Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2003 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

                                                                Principal Repayments Contractually
                                                                Due in Years(s) Ended September 30,
                               Principal        -------------------------------------------------------------------------
                              Balance at
                             September 30,                                  2006 -       2008 -       2014 -    2019 and
                                  2003            2004         2005         2007         2013         2018     Thereafter
                             -------------      --------     --------     --------     --------     --------   ----------
                                                                       (In Thousands)
Real estate loans:
  Residential
  Single-family                 $234,748        $  3,521     $  3,756     $ 12,676     $ 28,874     $ 41,316     $144,605
  Multi-family                     1,515              23           24           82          186          267          933
  Construction                    10,028             150          160          542        1,233        1,765        6,178
Lot loans                            923              50           54          186          418          215           --
Mortgage-backed
  securities                     230,247           3,454        3,914       12,894       29,011       40,754      140,220
Commercial                         1,015              37           40          139          322          477           --
Consumer and other loans          60,458           7,436        7,980       27,675       13,603        3,764           --
                                --------        --------     --------     --------     --------     --------     --------

      Total(1)                  $538,934        $ 14,671     $ 15,928     $ 54,198     $ 73,647     $ 88,558     $291,936
                                ========        ========     ========     ========     ========     ========     ========

----------

(1) With respect to the $524.3 million of loans with principal maturities contractually due after September 30, 2004, $375.5 million have fixed rates of interest and $148.8 million have adjustable or floating rates of interest.

      Contractual principal maturities of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan payments and prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

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

      During the year ended September 30, 2003, the Company sold $13.0 million of mortgage-backed securities for a gain of $159,000. During the year ended September 30, 2002, the Company did not sell any mortgage-backed securities. The Company sold $7.3 million of mortgage-backed securities during the year ended September 30, 2001 for a gain of $151,663. The Company sold $1.4 million, $2.5 million and $3.3 million of loans during fiscal 2003, 2002 and 2001, resulting in a gain of $15,581, $31,132 and $39,647, respectively.

      The Company's total loan originations increased by $42.1 million or 34.9% in fiscal 2003 and increased by $12.5 million or 11.6% in fiscal 2002. Of the $169.8 million and $86.0 million of single-family loans originated in fiscal 2003 and 2002, $67.8 million and $23.1 million, respectively, were loans originated to refinance property, $102.0 million and $62.9 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $46.3 million and $53.4 million or 28.6% and 41.5% of total loan originations during fiscal 2003 and 2002, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

      The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                    Year Ended September 30,
                                                              ------------------------------------
                                                                2003          2002          2001
                                                              --------      --------      --------
                                                                       (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                            $102,712      $ 62,939      $ 55,075
     Multi-family                                                1,380           266            --
     Construction                                               12,007        11,224        20,909
   Lot loans                                                       109           815           693
                                                              --------      --------      --------
       Total real estate loan originations                     116,208        75,244        76,677
Consumer loan originations(1)                                   46,288        45,255        31,308
                                                              --------      --------      --------
       Total loan originations                                 162,496       120,499       107,985
Purchases of mortgage-backed securities                        277,885        87,280        80,176
                                                              --------      --------      --------
       Total loan originations, and purchases                  440,381       207,779       188,161

Principal loan and mortgage-backed securities repayments       386,359       170,574       106,529
Sales of loans and mortgage-backed securities                   14,401         9,840        10,600
                                                              --------      --------      --------
       Total principal repayments and sales                    400,760       180,414       117,129
                                                              --------      --------      --------
         Net increase in loans                                $ 39,621      $ 27,365      $ 71,032
                                                              ========      ========      ========

----------
(1) Includes installment home equity loans, home equity lines of credit, vehicle loans, Pennsylvania Higher Education Assistance loans, secured and unsecured personal loans and lines of credit.

      Loan Underwriting Policies. Each loan application received by the Company is underwritten to the standards of the Company's written underwriting policies as adopted by the Company's Board of Directors. The Company's Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written underwriting policies. Individual approval authority of $500,000 has been granted to the Company's Chief Executive Officer, the Company's President, and the Company's Chief Lending Officer. Joint approval authority of $1.0 million has been granted to a combination of at least two of the above named individuals. Individual lending authority of $250,000 has been granted to the Bank's Assistant Vice President/Loan Administration Manager, the Assistant Vice President/Loan Customer Service Manager and to the Bank's Consumer Loan and Residential Mortgage Underwriter, employed by the Company. Additional consumer loan lending authority of $50,000 has been granted to several delegated underwriters, employed by the Bank. All approved loans are ratified by the Board of Directors at the next succeeding board meeting. Any loan which does not meet the guidelines set forth in the lending policies must be approved by the Company's Board of Directors.

      In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2003, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $2.1 million, which did not exceed the Company's loan to one borrower limitation.

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

      The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $1.0 million, are held in the portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2003, $247.7 million or 45.8% and $1.5 million or 0.3% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2003, approximately $434.5 million or 90.3% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $44.0 million or 9.1% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

      During the year ended September 30, 2003, the Company originated $1.2 million of ARM mortgages. ARMs represented 1.1% and 2.2% of the Company's total mortgage loan portfolio originations in fiscal 2003 and 2002, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

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

      Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2003, $10.0 million or 1.9% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

      Construction loans to homeowners are usually made in connection with the permanent financing on the property. The permanent loans have amortizing terms up to 30 years, following the initial construction phase during which time the borrower pays interest on the funds advanced. These loans are reclassified as permanent mortgage loans when the residences securing the loans are completed. The Company will make construction/permanent loans up to a maximum of 90% of the fair market value of the completed project. The rate on the loan during construction is the same rate as the Company will charge on the permanent loan on the completed project. Advances are made on a percentage of completion basis with the Company's receipt of a satisfactory inspection report of the project.

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

      Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 28.6% and 41.5% during fiscal 2003 and 2002, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

      Home equity loans continue to be a popular product and represented $59.1 million or 10.9% of the loan and mortgage-backed securities portfolio at September 30, 2003. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2003, the Company had outstanding 2,495 home equity loans of which 1,192 were installment equity loans and 1,303 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $29.4 million and there was approximately $33.0 million of unused credit available on such loans.

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

      Loans fees generated on origination of real estate mortgage loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income over the estimated remaining terms of such loans using various methods which approximate the interest method. The Company generated $1.6 million, $635,000 and $268,000 in deferred loan fees in fiscal 2003, 2002 and 2001, respectively.

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

      As of September 30, 2003, the Company was servicing $2.6 million of loans for others, substantially all of which related to loans sold by the Company to the FHLMC. The Company receives a servicing fee of 0.25% on such loans.

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

      All interest accrued but not collected for loans that are placed nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had no loans outstanding which were recorded as loans accounted for on a non-accrual basis as of the end of the period.

      If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" ("REO") account until it is sold. When property is acquired, it is recorded at the lower of carrying or market value at the date of acquisition and any write-down resulting is reclassed to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no REO at the end of the period.

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

                                                                          As of September 30,
                                                                 ------------------------------------

                                                                 2003            2002            2001
                                                                 ----            ----            ----
                                                                       (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                              $ --            $ --            $ --
  Accruing loans 90 days overdue                                  273             167             298
  Troubled debt restructurings                                     --              --              --
                                                                 ----            ----            ----
           Total                                                  273             167             298
                                                                 ----            ----            ----
Consumer loans:
  Non-accrual loans                                                --              --              --
  Accruing loans 90 days overdue                                   --              --
  Troubled debt restructurings                                     --              --              --
                                                                 ----            ----            ----
           Total                                                   --              --              --
                                                                 ----            ----            ----
Total non-performing loans:
  Non-accrual loans                                                --              --              --
  Accruing loans 90 days overdue                                  273             167             298
  Troubled debt restructurings                                     --              --              --
                                                                 ----            ----            ----
           Total                                                 $273            $167            $298
                                                                 ====            ====            ====

Total non-performing loans to total loans                         .09%            .05%            .09%
Total other real estate owned, net of related reserves             --              --              --
Total non-performing loans and other real
 estate owned to total assets                                     .04%            .03%            .05%

      Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2003 or 2002 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

      Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectibility because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company's policy to establish specific reserves for losses on delinquent consumer loans and commercial loans when it determines that losses are probable. In addition, consumer loans are charged against reserves if they are more than 120 days delinquent unless a satisfactory repayment schedule is arranged. Although management has currently established no specific reserves for losses, no assurance can be given as to whether future specific reserves may be required. The establishment of any such reserves could affect net income.

      The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                       Year Ended September 30,
                                                           -------------------------------------------------

                                                               2003               2002               2001
                                                           -----------        -----------        -----------
Allowances at beginning of year                            $ 2,034,832        $ 2,036,188        $ 2,038,131
 Provision for loan losses charged to
  operating expenses                                                --                 --                 --
Recoveries                                                          --              5,113                856
Loans charged off                                              (44,160)            (6,469)            (2,799)
                                                           -----------        -----------        -----------
Allowances at end of year                                  $ 1,990,672        $ 2,034,832        $ 2,036,188
                                                           ===========        ===========        ===========

Ratio of net charge-offs to average loans outstanding               --                 --                 --
Ratio of allowances to period-end loans                            .66%               .68%               .69%

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

      The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax-exempt obligations, ARM mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2003 was $263.1 million.

      The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                                     As of September 30,
                                            ------------------------------------

                                              2003          2002           2001
                                            --------      --------      --------
                                                       (In Thousands)
      Interest-bearing deposits at
         other depository institutions      $  4,836      $ 34,872      $  7,588
      Tax-exempt obligations                  25,290        24,881        23,771
      ARM mutual funds                         3,812        12,000         3,294
      Equities                                 1,061            --            --
      U.S. Government and agency
         obligations held to maturity         58,036        30,784        38,431
      FHLB of Pittsburgh stock                13,782        10,497         8,950
                                            --------      --------      --------
                 Total                      $106,817      $113,034      $ 82,034
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

      The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                        As of September 30,
                              -------------------------------------------------------------------------

                                      2003                     2002                       2001
                              ---------------------     --------------------      ---------------------

                                           Percent                   Percent                   Percent
                                             of                        of                         of
                               Amount      Deposits      Amount     Deposits       Amount      Deposits
                              --------     --------     --------    --------      --------     --------
                                                       (Dollars in Thousands)
Passbook and club
  accounts                    $  4,027        1.1%      $  3,327        0.9%      $  2,535        0.7%
NOW accounts                    17,340        4.6         14,052        3.4         12,280        3.5
Checking accounts               10,047        2.6          8,572        2.7          6,859        2.0
Money market demand
  accounts                      95,729       25.1         82,562       22.2         67,383       19.2
Certificates of deposit:
      6 month                   10,649        2.8         16,497        4.4         25,148        7.2
      9 month                    3,431        0.9          5,240        1.4          5,949        1.7
      12 month                  18,798        4.9         20,640        5.6         28,170        8.0
      15 month                   6,774        1.8          8,343        2.2         10,710        3.1
      17 month                   3,573        0.9          5,384        1.5          9,490        2.7
      18 month                  26,565        7.0         39,080       10.5         62,754       17.9
      24 month                  17,041        4.5         32,345        8.7         35,826       10.2
      27 month                  23,359        6.1         19,133        5.1          5,171        1.5
      36 month                  23,655        6.2         22,290        6.0         18,308        5.2
      48 month                  25,020        6.6         11,701        3.2             --         --
      60 month                  39,495       10.4         34,257        9.2         18,607        5.3
      Other                      8,988        2.4          5,268        1.4          3,712        1.1

Retirement accounts:
 Money market deposit
   accounts                      1,242        0.3            902        0.2            559        0.2
 Certificates of deposit        44,954       11.8         42,354       11.4         36,686       10.5
                              --------      -----       --------      -----       --------      -----
Total deposits                $380,687      100.0%      $371,947      100.0%      $350,147      100.0%
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

      The following table presents certain information concerning the Company's deposit accounts as of September 30, 2003 and the scheduled quarterly maturities of its certificates of deposit.

                                                           Percentage of     Weighted Average
                                                Amount     Total Deposits      Nominal Rate
                                                ------     --------------    ----------------
                                                      (Dollars in Thousands)
Passbook and club accounts                     $  4,028           1.1%             0.66%
NOW accounts                                     17,340           4.6              0.15
Checking accounts                                10,047           2.6              0.18
Money market deposits accounts(1)                96,970          25.5              1.02
                                               --------         -----             -----
           Total                               $128,385          33.7%             0.82%
                                               --------         -----             -----
Certificate accounts maturing by quarter:
     December 31, 2003                         $ 38,645          10.2              2.45

     March 31, 2004                              34,470           9.1              2.67
     June 30, 2004                               23,263           6.1              2.71
     September 30, 2004                          26,203           6.9              3.24
     December 31, 2004                           18,718           4.9              3.00

     March 31, 2005                              13,062           3.4              2.72
     June 30, 2005                                6,188           1.6              3.57
     September 30, 2005                           5,617           1.5              3.12
     December 31, 2005                            4,142           1.1              4.74

     March 31, 2006                               3,082           0.8              4.51
     June 30, 2006                                5,921           1.6              4.36
     September 30, 2006                          16,986           4.5              4.26

Thereafter                                       56,005          14.7              3.98
                                               --------         -----             -----
Total certificate accounts(1)                   252,302          66.3              3.25
                                               --------         -----             -----
           Total deposits                      $380,687         100.0%             2.43%
                                               ========         =====             =====

----------
(1)   Includes retirement accounts.

      Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $122.6 million of certificates of deposit which mature during the 12 months ended September 30, 2004.

      The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                                          Year Ended September 30,
                                                                     ----------------------------------

                                                                      2003           2002         2001
                                                                     -------       -------      -------
                                                                               (In Thousands)
(Decrease)/increase before interest credited                         $    (9)      $11,241      $26,472
Interest credited                                                      8,749        10,559       13,839
                                                                     -------       -------      -------
Net deposit increase                                                 $ 8,740       $21,800      $40,311
                                                                     =======       =======      =======

      The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2003 which mature during the periods indicated.

                                                         Amounts at September 30, 2003 Maturing
                                                  -----------------------------------------------------
                                       As of
                                   September 30,  One Year or
                                        2003          Less       Two Years     Three Years   Thereafter
                                   -------------      ----       ---------     -----------   ----------
                                                               (In Thousands)
Certificate accounts:
  0.01% to 2.00%                      $ 60,468      $ 46,970      $ 13,254      $    244      $     --
  2.01% to 4.00%                       119,876        58,886        22,385         8,732        29,873
  4.01% to 6.00%                        65,974        14,089         7,187        18,574        26,124
  6.01% to 8.00%                         5,984         2,636           759         2,581             8
                                      --------      --------      --------      --------      --------
Total certificate accounts(1)         $252,302      $122,581      $ 43,585      $ 30,131      $ 56,005
                                      ========      ========      ========      ========      ========

----------
(1)   Includes retirement accounts.

      The following table sets forth the maturity of certificate deposits in excess of $100,000 as of September 30, 2003.

                           Amount
                       --------------
                       (In thousands)
1 to 3 months              $ 2,874
4 to 6 months                3,199
7 to 12 months               3,543
thereafter                  13,289
                           -------
Total                      $22,905
                           =======

      Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2003, the Bank had FHLB advances with maturities of one year or less totaling $23.9 million at an interest rate of 2.79% and FHLB advances with maturities of 13 months to 10 years totaling $204.9 million at interest-rates ranging from 1.95% to 7.23%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

      The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

                                                                     September 30,
                                         ---------------------------------------------------------------------

                                                2003                      2002                    2001
                                         --------------------     --------------------     -------------------
                                                     Weighted                 Weighted                Weighted
                                                     Average                  Average                 Average
                                         Balance       Rate       Balance       Rate       Balance      Rate
                                         -------     --------     --------    --------     -------    --------
                                                                 (Dollars in Thousands)
Advances from FHLB of Pittsburgh         $228,817      4.76%      $207,502      5.37%     $171,309      5.74%

      The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

                                                           Year Ended September 30,
                                                    -------------------------------------

                                                      2003           2002           2001
                                                    -------       ---------       -------
                                                             (Dollars in Thousands)
      Advances from FHLB of Pittsburgh:
         Average balance outstanding                $ 4,496       $      --       $ 5,222

         Maximum amount outstanding at any
            month-end during the period              18,500           1,900        16,200

         Weighted average interest rate
            during the period                          1.20%           2.08%         6.31%

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

Employees

      The Company had 54 full-time employees and 41 part-time employees as of September 30, 2003. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

      Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The Congress attempted to clarify the application of this "source-of-strength" doctrine by an amendment to Section 18 of the Federal Deposit Insurance Act ("FDIA") that was included in the Gramm-Leach-Bliley Act of 1999. The amendment describes the circumstances under which a Federal banking agency would be protected from a claim by an affiliate or a controlling shareholder of an insured depository institution seeking the return of assets of such an affiliate or controlling shareholder. Under the amended provision, a claim would not be permitted if (1) the insured depository institution was under a written Federal directive to raise capital, (2) the institution was undercapitalized, and (3) the subject Federal banking agency followed the procedures set forth in Section 5(g) of the BHCA.

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

      FDIC Insurance Premiums. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2003 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2003 was 0.016% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2003, the Bank's regulatory capital exceeded all of its capital requirements.

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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2003, the Bank met each of its capital requirements.

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

      The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank's subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. $1.1 million was invested in HARL, LLC as of September 30, 2003.

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

      A thrift institution required to change its method of computing reserves for bad debts to the experience method treats such change as a change in method of accounting determined solely with respect to the "applicable excess reserves" of the institutions. The amount of applicable excess reserves is taken into account ratably over a six taxable-year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company has not incurred any additional tax expense. Amounts that had been previously deferred will be reversed for financial reporting purposes and will be included in the income tax return of the Company, increasing income tax payable. The change from the experience method to the specific charge-off method in the current year will not result in a recapture of bad debt reserves for tax purposes. Retained earnings at September 30, 2003 and 2002 included approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2003, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Subsidiary

      The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2003 amounted to approximately $131.4 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL LLC ("HARL"). FFS was established to engage in the sale of insurance products through a third party. HARL was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

Item 2. Properties.

      As of September 30, 2003, the Company conducted its business from its main office in Harleysville, Pennsylvania and five other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

                                                                                      Net Book Value
                                                                                     of Property and
                                                                                        Leasehold
                                                                  Lease              Improvements at
                                                Owned or        Expiration            September 30,
  County                    Address              Leased            Date                    2003              Deposits
----------         ---------------------------  --------        ----------           ---------------         --------
                                                                                             (In Thousands)
Montgomery         271 Main Street
                   Harleysville, Pennsylvania    Owned              --                   $  1,191            $139,853

Montgomery         640 East Main Street
                   Lansdale, Pennsylvania        Leased         May 2043(1)                   984              24,178

Montgomery         1550 Hatfield Valley Road
                   Hatfield, Pennsylvania        Leased       January 2064(1)                 911              86,925

Montgomery         2301 West Main Street
                   Norristown, Pennsylvania      Owned              --                        616              84,525

Montgomery         3090 Main Street
                   Sumneytown, Pennsylvania      Owned              --                        372              45,206
                                                                                         --------            --------

                                                                   Total                 $  4,074            $380,687
                                                                                         ========            ========

----------
(1)   The land at this office is leased; however, the Bank owns the building.

Item 3. Legal Proceedings.

      The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

      The information required herein is incorporated by reference from page 27 of the Company's 2003 Annual Report to Stockholders ("Annual Report") and from
Part III, Item 12 hereof.

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

Item 8. Financial Statements and Supplementary Data.

      The information required herein is incorporated by reference from pages 10 to 26 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 9A. Controls and Procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

      The information required by Items 401 and 405 of Regulation S-K with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 2004 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics, included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission, may also be found on the Company's website at www.harleysvillesavingsbank.com.

Item 11. Executive Compensation.

      The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Management Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

      Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2003.

                                   Number of Shares to be issued          Weighted-Average          Number of Shares Remaining
                                        upon the Exercise of             Exercise Price of                 Available for
                                        Outstanding Options,                 Outstanding        Future Issuance (Excluding Shares
         Plan Category                  Warrants and Rights                   Options             Reflected in the First Column)
------------------------------     -----------------------------         -----------------      ----------------------------------
Equity Compensation Plans
   Approved by Security
Holders                                        125,881                         $14.99                           75,325
Equity Compensation Plans Not
   Approved by Security
Holders                                             --                             --                               --
                                               -------                         ------                           ------
Total                                          125,881                         $14.99                           75,325
                                               =======                         ======                          =======

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Management Compensation - Indebtedness of Management" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

      Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Contents

      1. The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

      Independent Auditors' Report

      Consolidated Statements of Financial Condition as of September 30, 2003
         and 2002

      Consolidated Statements of Income for the Years Ended September 30, 2003,
         2002 and 2001

      Consolidated Statements of Stockholders' Equity for the Years Ended
         September 30, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the Years Ended
         September 30, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

      2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (b) Reports on Form 8-K

      The Company filed a Form 8-K on July 17, 2003 , furnishing a press release announcing its results of operations for the quarter ended June 30, 2003, which is required by Item 12 of Form 8-K, and was provided under Item 9 pursuant to Commission Release 34-47583.

      (c) Exhibits

            The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

   No.                                Exhibits                                                 Location
   3.1      Articles of Incorporation                                                             (1)
   3.2      Bylaws                                                                                (1)
     4      Common Stock Certificate                                                              (1)
  10.1      1995 Employee Stock Purchase Plan*                                              Filed herewith
  10.2      1995 Stock Option Plan*                                                         Filed herewith
  10.3      2000 Stock Option Plan*                                                               (2)
  10.4      Profit Sharing Incentive Plan*                                                  Filed herewith
  10.5      Employment Agreements with Edward J. Molnar, Ronald B.
              Geib, and Marian Bickerstaff*                                                       (2)
    13      Annual Report to Stockholders                                                   Filed herewith
    22      Subsidiaries of the Registrant - Reference is made to "Item 1. Business
              - Subsidiaries" of this Form 10-K for the required information                      --
    23      Consent of Deloitte & Touche                                                    Filed herewith
  31.1      Certification of Chief Executive Officer                                        Filed herewith
  31.2      Certification of Chief Financial Officer                                        Filed herewith
  32.1      Section 1350 Certification of the Chief Executive Officer                       Filed herewith
  32.2      Section 1350 Certification of the Chief Financial Officer                       Filed herewith
    99      Code of Conduct and Ethics                                                      Filed herewith

----------
*     Denotes management compensation plan or arrangement

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2000.

(2) Incorporated by reference to the Company's definitive proxy statement dated December 19, 2000 filed with the SEC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARLEYSVILLE SAVINGS
                                        FINANCIAL CORPORATION


December 19, 2003                       By: /s/ Edward J. Molnar
                                            ------------------------------------
                                            Edward J. Molnar
                                            Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Edward J. Molnar                                    December 19, 2003
-----------------------------------
Edward J. Molnar
Chief Executive Officer
and Director
(principal executive officer)


/s/ Brendan J. McGill                                   December 19, 2003
-----------------------------------
Brendan J. McGill
Senior Vice President, Treasurer
and Chief Financial Officer
(principal financial and principal
accounting officer)


/s/ Sanford L. Alderfer                                 December 19, 2003
-----------------------------------
Sanford L. Alderfer
Director


/s/ Paul W. Barndt                                      December 19, 2003
-----------------------------------
Paul W. Barndt
Director

/s/ Philip A. Clemens                                   December 19, 2003
-----------------------------------
Philip A. Clemens
Director


/s/ Mark R. Cummins                                     December 19, 2003
-----------------------------------
Mark R. Cummins
Director


/s/ David J. Friesen                                    December 19, 2003
-----------------------------------
David  J. Friesen
Director


/s/ Ronald B. Geib                                      December 19, 2003
-----------------------------------
Ronald B. Geib
Director, President and
 Chief Operating Officer



/s/ George W. Meschter                                  December 19, 2003
-----------------------------------
George W. Meschter
Director