Form 10-Q
period 2003-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2004-02-12
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

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

Common Stock, $.01 Par Value, 2,316,490 as of February 11, 2004

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index

                                                                                                     PAGE(S)
                                                                                                     -------
Part I  FINANCIAL INFORMATION
           Item 1. Financial Statements

                   Condensed Consolidated Statements of Financial Condition as of
                   December 31, 2003 Unaudited and September 30, 2003                                   1

                   Unaudited Condensed Consolidated Statements of Income for the Three
                   Months Ended December 31, 2003 and 2002                                              2

                   Unaudited Condensed Consolidated Statement of Comprehensive Income
                   for the Three Months Ended December 31, 2003 and 2002                                3

                   Unaudited Condensed Consolidated Statement of Stockholders' Equity
                   for the Three Months Ended December 31, 2003                                         3

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                   Ended December 31, 2003 and 2002                                                     4

                   Notes to Unaudited Condensed Consolidated Financial Statements                     5 - 9

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               10 - 11

           Item 3. Quantitative and Qualitative Disclosures About Market Risk                        12 - 13

           Item 4. Control and Procedures                                                              13

Part II OTHER INFORMATION

           Item 1. - 6                                                                                 14

           Signatures                                                                                15 - 20

                   Harleysville Savings Financial Corporation
            Condensed Consolidated Statements of Financial Condition

                                                                                     December 31,          September 30,
                                                                                         2003                   2003
                                                                                    -------------          -------------
                                                                                     (Unaudited)
Assets
Cash and amounts due from depository institutions                                   $   1,620,164          $   1,565,499
Interest bearing deposits in other banks                                                  756,929              4,836,099
                                                                                    -------------          -------------
     Total cash and cash equivalents                                                    2,377,093              6,401,598
Investment securities held to maturity (fair value -
        December 31, $84,988,000; September 30, $84,473,000)                           84,020,063             83,326,866
Investment securities available-for-sale at fair value                                  3,278,903              4,922,801
Mortgage-backed securities held to maturity (fair value -
        December 31, $252,796,000; September 30, $225,994,000)                        250,972,869            223,591,665
Mortgage-backed securities available-for-sale at fair value                             7,744,164              6,655,571
Loans receivable (net of allowance for loan losses -
        December 31, $1,988,000; September 30, $1,991,000)                            316,065,146            297,346,404
Accrued interest receivable                                                             3,077,254              2,801,340
Federal Home Loan Bank stock - at cost                                                 14,578,200             13,782,100
Office properties and equipment                                                         4,830,610              4,928,071
Deferred income taxes                                                                     350,208                369,635
Prepaid expenses and other assets                                                       9,039,597              9,162,160
                                                                                    -------------          -------------
TOTAL ASSETS                                                                        $ 696,334,107          $ 653,288,211
                                                                                    =============          =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                       $ 391,871,761          $ 380,686,554
     Advances from Federal Home Loan Bank                                             258,083,573            228,817,438
     Accrued interest payable                                                           1,127,868              1,070,969
     Advances from borrowers for taxes and insurance                                    2,727,845              1,093,869
     Accounts payable and accrued expenses                                                777,131                803,659
                                                                                    -------------          -------------
Total liabilities                                                                     654,588,178            612,472,489
                                                                                    -------------          -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
        7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
        shares authorized; issued and outstanding,
        Dec. 2003, 2,316,490; Sept. 2003, 2,316,490                                        23,165                 23,165
     Paid-in capital in excess of par                                                   7,516,160              7,584,949
     Treasury stock, at cost (Dec. 2003, 39,699 shares; Sept. 2003, 49,651)              (822,456)            (1,028,772)
     Retained earnings - partially restricted                                          34,975,375             34,220,406
     Accumulated other comprehensive income                                                53,685                 15,974
                                                                                    -------------          -------------
Total stockholders' equity                                                             41,745,929             40,815,722
                                                                                    -------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 696,334,107          $ 653,288,211
                                                                                    =============          =============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
INTEREST INCOME:
  Interest on mortgage loans                          $3,754,577      $4,476,742
  Interest on mortgage-backed securities               2,502,995       2,385,908
  Interest on consumer and other loans                   827,367         921,644
  Interest and dividends on tax-exempt investments       341,500         352,011
  Interest and dividends on taxable investments          637,537         559,579
                                                      ----------      ----------
Total interest income                                  8,063,976       8,695,884
                                                      ----------      ----------

Interest Expense:
  Interest on deposits                                 2,301,002       2,945,542
  Interest on borrowings                               2,870,437       2,780,170
                                                      ----------      ----------
Total interest expense                                 5,171,439       5,725,712
                                                      ----------      ----------

Net Interest Income                                    2,892,537       2,970,172
Provision for loan losses                                     --              --
                                                      ----------      ----------
Net Interest Income after Provision
  for Loan Losses                                      2,892,537       2,970,172
                                                      ----------      ----------

Other Income:
  Gain on sales of loans                                   6,423              --
  Gain on sales of securities                            109,988              --
  Other income                                           336,880         312,672
                                                      ----------      ----------
Total other income                                       453,291         312,672
                                                      ----------      ----------

Other Expenses:
  Salaries and employee benefits                         875,130         850,192
  Occupancy and equipment                                348,451         387,593
  Deposit insurance premiums                              14,582          15,074
  Other                                                  508,328         437,525
                                                      ----------      ----------
Total other expenses                                   1,746,491       1,690,384
                                                      ----------      ----------

Income before Income Taxes                             1,599,337       1,592,460

Income tax expense                                       391,000         412,300
                                                      ----------      ----------

Net Income                                            $1,208,337      $1,180,160
                                                      ==========      ==========

Basic Earnings Per Share                              $     0.53      $     0.52
                                                      ==========      ==========
Diluted Earnings Per Share                            $     0.52      $     0.51
                                                      ==========      ==========

Dividends Per Share                                   $     0.20      $     0.16
                                                      ==========      ==========

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                 ------------------------------
                                                                                    2003                2002
---------------------------------------------------------------------------------------------------------------
Net Income                                                                       $1,208,337         $ 1,180,160

Other Comprehensive Income

Unrealized gain on securities net of tax
expense - 2003, ($19,427); 2002, ($34,878)                                           37,711(1)           67,704
                                                                                 ----------         -----------

Total Comprehensive Income                                                       $1,246,048         $ 1,247,864
                                                                                 ==========         ===========

(1)  Disclosure of reclassification amount, net of tax for the years ended:         2003
                                                                                 ----------
     Net unrealized gain arising during the year                                 $  110,303
     Less: Reclassification adjustment for net gains included in net income          72,592
                                                                                 ----------

     Net unrealized gain on securities                                           $   37,711
                                                                                 ==========

See notes to unaudited condensed consolidated financial statements.



                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                        Paid-in                         Retained       Accumulated
                                                        Capital                         Earnings-         Other            Total
                                         Common        in Excess       Treasury         Partially     Comprehensive    Stockholders'
                                         Stock           of Par          Stock         Restricted         Income           Equity
-------------------------------------------------------------------------------------------------------------------    -------------
Balance at October 1, 2003            $     23,165   $  7,584,949    $ (1,028,772)    $ 34,220,406     $     15,974    $ 40,815,722
                                      ============   ============    ============     ============     ============    ============

Net Income                                                                               1,208,337                        1,208,337
Dividends - $.20 per share                                                                (453,368)                        (453,368)
Treasury stock delivered under
   Dividend Reinvestment Plan                              39,015         114,705                                           153,720
Treasury stock delivered under
   employee stock plan                                   (107,804)         91,611                                           (16,193)
Unrealized holding gain on available
   -for- sale securities, net of tax                                                                         37,711          37,711
                                      ------------   ------------    ------------     ------------     ------------    ------------

Balance at December 31, 2003          $     23,165   $  7,516,160    $   (822,456)    $ 34,975,375     $     53,685    $ 41,745,929
                                      ============   ============    ============     ============     ============    ============

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           Three Months Ended December 31,
                                                                           -------------------------------
                                                                              2003                 2002
                                                                          ------------        -------------
Operating Activities:
Net Income                                                                $  1,208,337        $   1,180,160
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                               127,976               35,573
    Increase in deferred income taxes                                          (19,427)            (117,012)
    Proceeds from the sale of loans held for sale                              794,147              146,000
    Gain on sale of investments                                               (109,988)
    Gain on sale of loans                                                       (6,423)                (702)
    Amortization of deferred loan fees                                        (194,102)            (151,250)
    Changes in assets and liabilities which (used) provided cash:
    (Decrease) increase in accounts payable and accrued
      expenses and income taxes payable                                        (26,528)             197,720
    Decrease in prepaid expenses and other assets                              122,563              561,433
    Increase in accrued interest receivable                                   (275,914)             (94,863)
    Increase (decrease) increase in accrued interest payable                    56,899               (9,715)
                                                                          ------------        -------------
Net cash provided by operating activities                                    1,677,540            1,747,344
                                                                          ------------        -------------

Investing Activities:
Purchase of investment securities held to maturity                          (3,989,750)         (10,227,013)
Proceeds from maturities of investment securities                            3,296,553            3,499,905
Purchase of FHLB stock                                                        (796,100)            (747,100)
Long-term loans originated or acquired                                     (40,278,825)         (42,149,251)
Purchase of mortgage-backed securities held to maturity                    (52,610,249)         (67,391,860)
Purchase of mortgage-backed securities available for sale                   (5,010,238)         (14,511,075)
Principal collected on long-term loans & mortgage-backed securities         51,947,602          114,770,974
Purchases of premises and equipment                                            (30,515)            (106,424)
                                                                          ------------        -------------
Net cash used in investing activities                                      (47,471,522)         (16,861,844)
                                                                          ------------        -------------

Financing Activities:
Net increase  in demand deposits, NOW accounts
    and savings accounts                                                     7,260,515            4,686,572
Net increase (decrease) in certificates of deposit                           3,924,692           (3,900,046)
Cash dividends                                                                (453,368)            (361,676)
Net increase (decrease) in FHLB advances                                    29,266,135           (5,313,070)
Use of treasury stock                                                          137,527              135,197
Net increase in advances from borrowers for taxes & insurance                1,633,976            1,522,000
                                                                          ------------        -------------
Net cash provided by (used in) financing activities                         41,769,477           (3,231,023)
                                                                          ------------        -------------

DECREASE  IN CASH AND CASH EQUIVALENTS                                      (4,024,505)         (18,345,523)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               6,401,598           36,302,904
                                                                          ------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,377,093        $  17,957,381
                                                                          ============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income taxes                                                        $    104,631        $      48,201
      Interest expense                                                       5,114,540            5,735,427

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended December 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

Accounting for Stock Options - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected to continue application of APB Opinion No. 25 and related interpretations for stock options and, accordingly no compensation expense has been recorded in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                 For the Three Months Ended
                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------
Net income                                     $1,208,337          $1,180,160
Less: Stock based compensation expense                 --                  --
                                               ----------          ----------
Proforma net income                            $1,208,337          $1,180,160

Earnings per share:

Basic - as reported                            $     0.53          $     0.52
Basic - pro forma                                    0.53                0.52

Diluted - as reported                          $     0.52          $     0.51
Diluted - pro forma                                  0.52                0.51

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS No.133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provision of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of this Statement has not had a material impact on the Company's results of operations or financial condition for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Currently, the Company has no financial instruments entered into or modified after May 31, 2003 that require application of this Statement. The adoption of this Statement has not had material impact on the Company's results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB has published a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and it's subsequent revision to exempt certain entities from its requirements. The Company is not a party to any variable interest entities covered by the Interpretation.


                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                       December 31, 2003
---------------------------------------------------------------------------------------------------------------
                                                                     Gross           Gross
                                                 Amortized        Unrealized       Unrealized       Approximate
                                                    Cost             Gains           Losses          Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years         $   998,892                        $  (5,892)       $   993,000
      Due after 5 years through 10 years         22,798,847       $  199,606         (41,453)        22,957,000
      Due after 10 years through 15 years        34,912,910           75,800        (759,710)        34,229,000
Tax Exempt Obligations
      Due after 10 years through 15 years         3,643,328          251,098            (426)         3,894,000
      Due after 15 years                         21,666,086        1,249,309            (395)        22,915,000
                                                -----------       ----------       ---------        -----------

Total Investment Securities                     $84,020,063       $1,775,813       $(807,876)       $84,988,000
                                                ===========       ==========       =========        ===========

                                                                      September 30, 2003
---------------------------------------------------------------------------------------------------------------
                                                                     Gross           Gross
                                                 Amortized        Unrealized       Unrealized       Approximate
                                                    Cost             Gains           Losses          Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years         $ 3,000,000       $    4,000                        $ 3,004,000
      Due after 5 years through 10 years         15,881,650          190,972       $ (31,622)        16,041,000
      Due after 10 years through 15 years        39,154,746          180,293        (713,039)        38,622,000
Tax Exempt Obligations
      Due after 10 years through 15 years         3,636,130          270,870                          3,907,000
      Due after 15 years                         21,654,340        1,244,660                         22,899,000
                                                -----------       ----------       ---------        -----------

Total Investment Securities                     $83,326,866       $1,890,795       $(744,661)       $84,473,000
                                                ===========       ==========       =========        ===========

The Company has the positive intent and the ability to hold these securities to maturity. At December 31, 2003, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen. The Company reviewed the unrealized loss position, and factors related to such losses and has concluded there is no other than temporary impairment.


                                    page -6-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities is as follows:

                                                                       December 31, 2003
---------------------------------------------------------------------------------------------------------------
                                                                     Gross           Gross
                                                 Amortized        Unrealized       Unrealized       Approximate
                                                    Cost             Gains           Losses          Fair Value
---------------------------------------------------------------------------------------------------------------
Equities                                        $   951,014       $   85,234       $  (1,629)       $ 1,034,619
ARM Mutual Funds                                  2,244,284               --              --          2,244,284
                                                -----------       ----------       ---------        -----------
Total Investment Securities                     $ 3,195,298       $   85,234       $  (1,629)       $ 3,278,903
                                                ===========       ==========       =========        ===========

                                                                      September 30, 2003
---------------------------------------------------------------------------------------------------------------
                                                                     Gross           Gross
                                                 Amortized        Unrealized       Unrealized       Approximate
                                                    Cost             Gains           Losses          Fair Value
---------------------------------------------------------------------------------------------------------------
Equities                                        $ 1,061,228       $   56,533       $  (6,611)       $ 1,111,150
Mutual Funds                                      3,811,651                                           3,811,651
                                                -----------       ----------       ---------        -----------
Total Investment Securities                     $ 4,872,879       $   56,533       $  (6,611)       $ 4,922,801
                                                ===========       ==========       =========        ===========

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                  December 31, 2003
-----------------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                           Amortized         Unrealized       Unrealized        Approximate
                                              Cost             Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations       $ 23,893,236       $   49,467       $(108,703)       $ 23,834,000
FHLMC pass-through certificates             84,418,147          710,289        (178,436)         84,950,000
FNMA pass-through certificates             124,548,741          952,838        (557,579)        124,944,000
GNMA pass-through certificates              18,112,745          955,609            (354)         19,068,000
                                          ------------       ----------       ---------        ------------
Total Mortgage-backed Securities          $250,972,869       $2,668,203       $(845,072)       $252,796,000
                                          ============       ==========       =========        ============

                                                                  September 30, 2003
-----------------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                           Amortized         Unrealized       Unrealized        Approximate
                                              Cost             Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations       $ 28,584,778       $   51,196       $(158,974)       $ 28,477,000
FHLMC pass-through certificates             55,503,939          711,406        (121,345)         56,094,000
FNMA pass-through certificates             117,081,660        1,173,281        (346,941)        117,908,000
GNMA pass-through certificates              22,421,288        1,093,712              --          23,515,000
                                          ------------       ----------       ---------        ------------
Total Mortgage-backed Securities          $223,591,665       $3,029,595       $(627,260)       $225,994,000
                                          ============       ==========       =========        ============

The Company has the positive intent and the ability to hold these securities to maturity. At December 31, 2003, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen. The Company reviewed the unrealized loss position, and factors related to such losses and has concluded there is no other than temporary impairment.

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                  December 31, 2003
-----------------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                           Amortized         Unrealized       Unrealized        Approximate
                                              Cost             Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------
FNMA pass-through certificates            $  7,746,429       $      376       $  (2,641)       $  7,744,164
                                          ------------       ----------       ---------        ------------
Total Mortgage-backed Securities          $  7,746,429       $      376       $  (2,641)       $  7,744,164
                                          ============       ==========       =========        ============

                                                                  September 30, 2003
-----------------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                           Amortized         Unrealized       Unrealized        Approximate
                                              Cost             Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------
FNMA pass-through certificates            $  6,681,291       $    4,865       $ (30,585)       $  6,655,571
                                          ------------       ----------       ---------        ------------
Total Mortgage-backed Securities          $  6,681,291       $    4,865       $ (30,585)       $  6,655,571
                                          ============       ==========       =========        ============

The Company reviewed the unrealized loss position, and factors related to such losses and has concluded there is no other than temporary impairment.


                                    page -7-

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                           December 31, 2003  September 30, 2003
                                           -----------------  ------------------
Residential Mortgages                        $ 243,940,987      $ 237,184,337
Commercial Mortgages                               951,596          1,015,228
Construction                                     9,383,526         10,027,955
Education                                                                 471
Savings Account                                    706,804            733,048
Home Equity                                     39,124,823         29,725,909
Automobile and other                               538,389            578,193
Line of Credit                                  30,934,768         29,420,476
                                             -------------      -------------
Total                                          325,580,893        308,685,617
  Undisbursed portion of loans in process       (6,240,271)        (7,828,925)
  Deferred loan fees                            (1,287,829)        (1,519,616)
  Allowance for loan losses                     (1,987,647)        (1,990,672)
                                             -------------      -------------
Loans receivable - net                       $ 316,065,146      $ 297,346,404
                                             =============      =============

The total amount of loans being serviced for the benefit of others was approximately $3.2 million and $2.6 million at December 31, 2003 and September 30, 2003, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                Three Months Ended December 31,
                                                -------------------------------
                                                   2003                 2002
                                               -----------          -----------
Balance, beginning of period                   $ 1,990,672          $ 2,034,832
  Amounts charged-off                               (3,088)              (3,251)
  Loan recoveries                                       63                   --
                                               -----------          -----------
Balance, end of period                         $ 1,987,647          $ 2,031,581
                                               ===========          ===========

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                        December 31, 2003     September 30, 2003
                                        -----------------     ------------------
Land and buildings                        $   5,349,486         $   5,404,864
Furniture, fixtures and equipment             3,679,834             3,658,034
Branch office in construction                    64,094
Automobiles                                      24,896                24,896
                                          -------------         -------------
Total                                         9,118,310             9,087,794
  Less accumulated depreciation              (4,287,700)           (4,159,723)
                                          -------------         -------------
Net                                       $   4,830,610         $   4,928,071
                                          =============         =============

8. DEPOSITS

Deposits are summarized as follows:

                                        December 31, 2003     September 30, 2003
                                        -----------------     ------------------
NOW accounts                              $  19,994,735         $  17,340,055
Checking accounts                            10,998,137            10,047,306
Money Market Demand accounts                100,804,517            96,969,856
Passbook and Club accounts                    3,847,697             4,027,354
Certificate accounts                        256,226,675           252,301,983
                                          -------------         -------------
Total deposits                            $ 391,871,761         $ 380,686,554
                                          =============         =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2003 amounted to approximately $23.7 million.


                                    page -8-

9. COMMITMENTS

At December 31, 2003, the following commitments were outstanding:

Origination of fixed-rate mortgage loans                             $ 6,571,500
Origination of adjustable-rate mortgage loans                          1,337,500
Unused line of credit loans                                           33,664,069
Loans in process                                                       6,240,271
                                                                     -----------

Total                                                                $47,813,340
                                                                     ===========

10. DIVIDEND

On January 28, 2004, the Board of Directors declared a cash dividend of $.20 per share payable on February 25, 2004 to the stockholders' of record at the close of business on February 11, 2004.

11. EARNINGS PER SHARE

The following average shares were used for the computation of earnings per share:

                                             For the Three Months Ended
                                                     December 31,
                                          --------------------------------
                                             2003                   2002
                                          ---------              ---------
       Basic                              2,269,265              2,263,380
      Diluted                             2,327,971              2,309,409

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consists of the following:

                                     December 31,             September 30,
                                         2003                     2003

                                             Weighted                   Weighted
                                             Interest                   Interest
Maturing Period                   Amount       Rate          Amount       Rate
--------------------------------------------------------------------------------
 1 to  12 months              $ 42,830,567     1.81%     $ 23,896,414     2.79%
13 to  24 months                24,951,921     5.32%       26,555,770     5.39%
25 to  36 months                23,365,168     3.88%       11,477,325     3.82%
37 to  48 months                 2,500,000     4.32%       10,786,600     4.66%
49 to  60 months                72,435,917     4.82%       59,101,329     5.07%
61 to  72 months                 5,000,000     5.60%       10,000,000     5.55%
73 to  84 months                15,000,000     6.08%               --     0.00%
85 to 120 months                72,000,000     4.70%       87,000,000     4.94%
                              ------------------------------------------------

Total                         $258,083,573     4.34%     $228,817,438     4.76%
                              ================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit of which $20.5 million out of $30.0 was used at December 31, 2003.and none was used as of September 30, 2002. Included in the table above at December 31, 2003 and September 30, 2002 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature.

13. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Considered Well
                                                                                                             Capitalized Under
                                                                                      For Capital            Prompt Corrective
                                                             Actual                Adequacy Purposes         Action Provisions

                                                        Amount       Ratio         Amount        Ratio        Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2003
        Tier 1 Capital (to assets)                   $41,597,000      6.05%     $27,498,000      4.00%     $34,373,000      5.00%
        Tier 1 Capital (to risk weighted assets)      41,597,000     13.73%      12,115,000      4.00%      18,172,000      6.00%
        Total Capital (to risk weighted assets)       43,623,000     14.40%      24,230,000      8.00%      30,287,000     10.00%

As of September 30, 2003
        Tier 1 Capital (to assets)                   $40,630,000      6.20%     $26,193,000      4.00%     $32,742,000      5.00%
        Tier 1 Capital (to risk weighted assets)      40,630,000     14.37%      11,313,000      4.00%      16,969,000      6.00%
        Total Capital (to risk weighted assets)       42,644,000     15.08%      22,626,000      8.00%      28,282,000     10.00%


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

Allowance for Loan Losses - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company's periodic evaluation of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, current economic conditions, trends within the Company's market area and other relevant factors. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Special mention, nonaccrual, substandard and doubtful residential and other consumer loans are considered for impairment. An allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience and prevailing market conditions. Because evaluating losses involves a high degree of management judgment, a margin is included for the imprecision inherent in making these estimates. While management believes that the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances that differ substantially from the assumptions used in evaluating the adequacy of the allowance for loan losses.

Changes in Financial Position for the Three Month Period Ended December 31, 2003

Total assets at December 31, 2003 were $696.3 million, an increase of $43.1 million or 6.6% for the three month period. This increase was primarily the result of an increase in mortgage-backed securities held to maturity, loan receivables, mortgage-backed securities available for sale, Federal Home Loan Bank stock, investment securities held to maturity of $27.4 million, $18.7 million, $1.1 million, $796,000 and $693,000 respectively. This growth is one of the ways the Company manages it's capital based on its business plan. The increase was partially offset by decrease cash and cash equivalents, investment securities available for sale and other assets of $4.0 million, $1.6 million and $123,000 respectively.

During the three-month period ended December 31, 2003, total deposits increased by $11.2 million to $391.9 million. Advances from borrowers for taxes and insurance also increased by $1.6 million. There was also an increase in advances from Federal Home Loan Bank of $29.3 million, which was used for the origination of loans and the purchase of mortgage-backed securities. This growth is a result of current market conditions and the execution of our business plan.

Comparisons of Results of Operations for the Three Month Period Ended December 31, 2003 with the Three Month Period Ended December 31, 2002

Net Interest Income

The decrease in the net interest income for the three month period ended December 31, 2003 when compared to the same period in 2002 can be attributed to the decrease in interest rate spread from 1.77% in 2002 to 1.57% in 2003. The decrease in the interest rate spread was partially offset by an increase in the interest earning assets of $65.9 million.


                                   page -10-

Total interest income was $8.1 million for the three month period ended December 31, 2003 compared to $8.7 million for the comparable period in 2002. The increase in the average balance of interest-earning assets was offset by a decrease in the average yield for the interest-earning assets to 4.84% for the three month period ended December 31, 2003 from 5.79% for the comparable period in 2002.

Total interest expense decreased to $5.2 million for the three month period ended December 31, 2003 from $5.7 million for the comparable period in 2002. This decrease was the result of a decrease in the average cost on interest-bearing liabilities to 3.27% for the three month period ended December 31, 2003 from 4.02% for the comparable period ended December 31, 2002. This decrease is the result of a lower level of interest paid on deposits for the three month period ended December 31, 2003 when compared to the same period ended December 31, 2002. This was partially offset by an increase in the average interest-bearing liabilities to $632.4 million for the three month period ended December 31, 2003 from $570.0 million for the comparable period ended December 31, 2002.

Other Income

Other income increased to $453,000 for the three month period ended December 31, 2003 from $313,000 for the comparable period in 2002. The increase is due to an increase in fee generating services, related to the origination of mortgages, offered by the Company and the sale of loans and investments available for sale.

Other Expenses

For the three month period ended December 31, 2003, other expenses increased by $56,000 or 3.32% to $1.7 million. Management believes these are reasonable increases in the cost of operations after considering the effects of inflation, the impact of the 12.6% growth in the assets of the Company. The annualized ratio of expenses to average assets for the three month period ended December 31, 2003 and 2002 was 1.02% and 1.09%, respectively.

Income Taxes

The Company made provisions for income taxes of $391,000 for the three-month period ended December 31, 2003 compared to $412,000 for the comparable period in 2002. The primary reason for the decrease in the percentage of tax expense in 2003 was the decrease in amount of taxable income resulting from a increase in the percentage of tax-exempt securities to total assets.

Liquidity and Capital Recourses

As of December 31, 2003, the Company had $47.8 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending December 31, 2004, is $122.8 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $478.8 million at December 31, 2003 of which $258.1 million was outstanding at December 31, 2003.

The Bank's net income for the quarter ended December 31, 2003 of $1,293,000 increased the Bank's stockholders' equity to $41.8 million or 6.1% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.


                                   page -11-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2003, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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


                                   page -12-

                                                    1 Year         1 to 3         3 to 5         Over 5
                                                    or less         Years          Years          Years         Total
                                                   ---------      ---------       --------      --------      --------
Interest-earning assets
Mortgage loans                                     $  53,853      $  70,541       $ 43,538      $ 74,752      $242,684
Mortgage-backed securities                            71,031         67,570         69,367        50,749       258,717
Consumer and other loans                              48,948         15,943          5,434         3,056        73,381
Investment securities and other investments           23,947          1,317          3,397        92,891       121,552
                                                   ---------      ---------       --------      --------      --------

Total interest-earning assets                        197,779        155,371        121,736       221,448       696,334
                                                   ---------      ---------       --------      --------      --------

Interest-bearing liabilities
 Passbook and Club accounts                               --             --             --         3,848         3,848
 NOW and checking accounts                                --             --             --        22,832        22,832
 Money Market Deposit accounts                        27,941             --             --        52,585        80,526
 Choice Savings                                        5,070                                      15,209        20,279
 Certificate accounts                                122,796         86,238         47,193            --       256,227
 Borrowed money                                       62,733         51,829         51,518        92,000       258,080
                                                   ---------      ---------       --------      --------      --------

Total interest-bearing liabilities                   218,540        138,067         98,711       186,474       641,792
                                                   ---------      ---------       --------      --------      --------

Repricing GAP during the period                    $ (20,761)     $  17,304       $ 23,025      $ 34,974      $ 54,542
                                                   =========      =========       ========      ========      ========

Cumulative GAP                                     $ (20,761)     $  (3,457)      $ 19,568      $ 54,542
                                                   =========      =========       ========      ========

Ratio of GAP during the period to total assets         -3.02%          2.52%          3.35%         5.09%
                                                   =========      =========       ========      ========

Ratio of cumulative GAP to total assets                -3.02%         -0.50%          2.85%         7.94%
                                                   =========      =========       ========      ========

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

Part II OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of Stockholders was held on January 28, 2004

                  (c) There were 2,271,261 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 1,940,951 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                        1     Election of directors for a three-year term:

                                                           FOR         WITHHELD
                                                           ---         --------
                              Sanford L. Alderfer       1,939,645         737
                              Mark R. Cummins           1,939,951         431
                              Ronald B. Geib            1,938,686       1,696

                              Name of each director whose term of office continued:

                              David J. Friesen
                              George W. Meschter
                              Paul W. Barndt
                              Philip A. Clemens
                              Edward J. Molnar

                        2 Proposal to ratify the appointment by the board of Deloitte & Touche, LLP as the Company's independent auditors for the year ending September 30, 2004

                                      FOR             AGAINST         ABSTAIN
                                      ---             -------         -------
                                   1,937,469           1,563           1,350

                        Each of the proposals were adopted by the stockholders of the Company.

      Item 1,2,3
      and 5.      Not applicable.

      Item 6.     Exhibits and Reports on Form 8-K

                  None


                                   page -14-