Form 10-Q
period 2004-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2004-05-17
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

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

Common Stock, $.01 Par Value, 2,286,138 as of May 11, 2004

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                     Index

                                                                                                         PAGE(S)
                                                                                                         -------
Part I FINANCIAL INFORMATION
        Item 1. Financial Statements

                Unaudited Condensed Consolidated Statements of Financial Condition as of
                March 31, 2004 Unaudited and September 30, 2003                                              1

                Unaudited Condensed Consolidated Statements of Income for the Three and Six
                Months Ended March 31, 2004 and 2003                                                         2

                Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                Three and Six Months Ended March 31, 2004 and 2003                                           3

                Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Six
                Months Ended March 31, 2004                                                                  3

                Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended March 31, 2004 and 2003                                                                4

                Notes to Unaudited Condensed Consolidated Financial Statements                             5 - 9

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       10 - 11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                                12 - 13

        Item 4. Controls and Procedures                                                                     13

Part II OTHER INFORMATION

        Item 1. - 6.                                                                                        14

        Signatures                                                                                        15 - 20

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                           March 31,        September 30,
                                                                                             2004                2003
                                                                                        -------------       -------------
Assets
Cash and amounts due from depository institutions                                       $   1,689,506       $   1,565,499
Interest bearing deposits in other banks                                                    2,015,435           4,836,099
                                                                                        -------------       -------------
     Total cash and cash equivalents                                                        3,704,941           6,401,598
Investment securities held to maturity (fair value -
        March 31, $76,784,000; September 30, $84,473,000)                                  74,885,163          83,326,866
Investment securities available-for-sale at fair value                                      4,403,315           4,922,801
Mortgage-backed securities held to maturity (fair value -
        March 31, $256,437,000; September 30, $225,994,000)                               253,145,365         223,591,665
Mortgage-backed securities available-for-sale at fair value                                 4,334,142           6,655,571
Loans receivable (net of allowance for loan losses -
        March 31, $1,984,000; September 30, $1,991,000)                                   321,774,678         297,346,404
Accrued interest receivable                                                                 2,931,898           2,801,340
Federal Home Loan Bank stock - at cost                                                     14,416,900          13,782,100
Office properties and equipment                                                             4,774,245           4,928,071
Deferred income taxes                                                                         350,188             369,635
Prepaid expenses and other assets                                                           9,167,652           9,162,160
                                                                                        -------------       -------------
TOTAL ASSETS                                                                            $ 693,888,487       $ 653,288,211
                                                                                        =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                           $ 395,304,000       $ 380,686,554
     Advances from Federal Home Loan Bank                                                 251,307,183         228,817,438
     Accrued interest payable                                                               1,047,001           1,070,969
     Advances from borrowers for taxes and insurance                                        3,209,640           1,093,869
     Accounts payable and accrued expenses                                                    502,620             803,659
                                                                                        -------------       -------------
Total liabilities                                                                         651,370,444         612,472,489
                                                                                        -------------       -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       Mar. 2003, 2,316,490; Sept. 2003, 2,316,490                                             23,165              23,165
     Paid-in capital in excess of par                                                       7,393,890           7,584,949
     Treasury stock, at cost (Mar. 2004, 30,352 shares; Sept. 2003, 49,651 shares)           (706,121)         (1,028,772)
     Retained earnings - partially restricted                                              35,753,384          34,220,406
     Accumulated other comprehensive income                                                    53,725              15,974
                                                                                        -------------       -------------
Total stockholders' equity                                                                 42,518,043          40,815,722
                                                                                        -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 693,888,487       $ 653,288,211
                                                                                        =============       =============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                         For the Three Months Ended         For the Six Months Ended
                                                                  March 31,                          March 31,
                                                        ----------------------------      ----------------------------
                                                            2004             2003             2004             2003
                                                            ----             ----             ----             ----
INTEREST INCOME:
  Interest on mortgage loans                            $ 3,704,170      $ 4,170,228      $ 7,458,747      $ 8,646,970
  Interest on mortgage-backed securities                  2,548,906        2,512,549        5,051,901        4,898,457
  Interest on consumer and other loans                      909,407          876,367        1,736,774        1,798,011
  Interest and dividends on tax-exempt investments          358,455          113,404          708,285          699,798
  Interest and dividends on taxable investments             583,882          718,588        1,213,090        1,043,784
                                                        -----------      -----------      -----------      -----------
Total interest income                                     8,104,820        8,391,136       16,168,797       17,087,020
                                                        -----------      -----------      -----------      -----------

Interest Expense:
  Interest on deposits                                    2,254,365        2,691,004        4,555,367        5,636,546
  Interest on borrowings                                  2,750,211        2,738,027        5,620,648        5,518,197
                                                        -----------      -----------      -----------      -----------
Total interest expense                                    5,004,576        5,429,031       10,176,015       11,154,743
                                                        -----------      -----------      -----------      -----------

Net Interest Income                                       3,100,244        2,962,105        5,992,782        5,932,277
Provision for loan losses                                        --               --               --               --
                                                        -----------      -----------      -----------      -----------
Net Interest Income after Provision
  for Loan Losses                                         3,100,244        2,962,105        5,992,782        5,932,277
                                                        -----------      -----------      -----------      -----------

Other Income:
  Gain on sales of securities                               115,262               --          225,250               --
  Gain on sale of loans                                      11,250               --           17,673              702
  Other income                                              307,932          299,725          644,812          611,695
                                                        -----------      -----------      -----------      -----------
Total other income                                          434,444          299,725          887,735          612,397
                                                        -----------      -----------      -----------      -----------

Other Expenses:
  Salaries and employee benefits                          1,016,720          916,149        1,891,850        1,766,341
  Occupancy and equipment                                   391,238          377,237          739,689          764,830
  Deposit insurance premiums                                 14,512           15,470           29,094           30,544
  Other                                                     465,910          429,554          974,239          867,079
                                                        -----------      -----------      -----------      -----------
Total other expenses                                      1,888,380        1,738,410        3,634,872        3,428,794
                                                        -----------      -----------      -----------      -----------

Income before Income Taxes                                1,646,308        1,523,420        3,245,645        3,115,880

Income tax expense                                          411,000          379,285          802,000          791,585
                                                        -----------      -----------      -----------      -----------

Net Income                                              $ 1,235,308      $ 1,144,135      $ 2,443,645      $ 2,324,295
                                                        ===========      ===========      ===========      ===========

Basic Earnings Per Share                                $      0.54      $      0.50      $      1.07      $      1.02
                                                        ===========      ===========      ===========      ===========
Diluted Earnings Per Share                              $      0.53      $      0.49      $      1.05      $      1.00
                                                        ===========      ===========      ===========      ===========

Dividends Per Share                                     $      0.20      $      0.16      $      0.40      $      0.32
                                                        ===========      ===========      ===========      ===========

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income

                                                                                      Three Months Ended
                                                                                     2004              2003
--------------------------------------------------------------------------------------------------------------
Net Income                                                                       $ 1,235,308       $ 1,144,135

Other Comprehensive Income

Unrealized gain (loss) on securities net of tax expense (benefit)
                                                                                          42          (176,701)
                                                                                 -----------       -----------

Total Comprehensive Income                                                       $ 1,235,350       $   967,434
                                                                                 ===========       ===========

                                                                                       Six Months Ended
                                                                                     2004             2003
--------------------------------------------------------------------------------------------------------------
Net Income                                                                       $ 2,443,645       $ 2,324,295

Other Comprehensive Income

Unrealized gain (loss) on securities net of tax expense (benefit)
                                                                                      37,751(1)       (109,001)
                                                                                 -----------       -----------

Total Comprehensive Income                                                       $ 2,481,396       $ 2,215,294
                                                                                 ===========       ===========

(1)  Disclosure of reclassification amount, net of tax for the years ended:          2004
                                                                                     ----
     Net unrealized gain arising during the year                                 $   115,262
     Less: Reclassification adjustment for net gains included in net income           77,511
                                                                                 -----------

     Net unrealized gain on securities                                           $    37,751
                                                                                 ===========

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                             Paid-in                       Retained     Accumulated
                                                             Capital                       Earnings-       Other          Total
                                                Common      in Excess      Treasury       Partially    Comprehensive  Stockholders'
                                                 Stock        of Par         Stock        Restricted       Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2003                      $ 23,165   $  7,584,949  $ (1,028,772)   $ 34,220,406    $  15,974    $ 40,815,722

 Net Income                                                                                 2,443,645                    2,443,645
 Dividends - $.20 per share                                                                  (910,667)                    (910,667)
 Treasury stock purchased                                                    (251,580)                                    (251,580)
 Treasury stock delivered under
   Dividend Reinvestment Plan                                    85,458       183,284                                      268,742
 Treasury stock delivered under
    employee stock plan                                        (276,517)      390,947                                      114,430
 Unrealized holding gain on available - for-
    sale securities, net of tax                                                                             37,751          37,751
                                                --------   ------------  ------------    ------------    ---------    ------------

Balance at March 31, 2004                       $ 23,165   $  7,393,890  $   (706,121)   $ 35,753,384    $  53,725    $ 42,518,043
                                                ========   ============  ============    ============    =========    ============

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                             Six Months Ended March 31,
                                                                             --------------------------
                                                                              2004               2003
                                                                              ----               ----
Operating Activities:
Net Income                                                               $   2,443,645       $   2,324,295
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                               184,341             159,132
    Amortization of deferred loan fees                                        (302,358)           (780,101)
    Gain on sale of loans                                                       17,673                 702
    Proceeds from the sale of loans held for sale                            1,166,114             146,000
    Gain on sale of securities                                                 225,250
    Changes in assets and liabilities which provided (used) cash:
      Decrease in accounts payable and accrued
      expenses                                                                (301,039)           (152,856)
      Decrease (increase) in deferred income taxes                              47,126            (117,012)
      (Increase) decrease in prepaid expenses and other assets                  (5,492)             97,307
      Increase in accrued interest receivable                                 (130,558)            (13,884)
      (Decrease) increase in accrued interest payable                          (23,968)             29,913
                                                                         -------------       -------------
Net cash provided by operating activities                                    3,320,734           1,693,496
                                                                         -------------       -------------

Investing Activities:
Purchase of investment securities held to maturity                          (3,989,750)        (19,222,095)
Proceeds from maturities of investment securities held to maturity          12,431,453          10,343,379
Purchase of investment securities available for sale                        (2,374,949)                 --
Proceeds from sale of investment securities available for sale               1,250,537                  --
Purchase of FHLB stock                                                        (634,800)         (2,516,200)
Long-term loans originated or acquired                                     (66,742,376)        (77,402,590)
Purchase of mortgage-backed securities available for sale                   (5,010,238)        (20,686,030)
Purchase of mortgage-backed securities held to maturity                    (74,968,993)       (155,113,926)
Principal collected on long-term loans & mortgage-backed securities         95,508,353         194,122,193
Purchases of premises and equipment                                            (30,515)           (186,424)
                                                                         -------------       -------------
Net cash used in investing activities                                      (44,561,278)        (70,661,693)
                                                                         -------------       -------------

Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                     6,649,081          12,156,575
Net increase (decrease) in certificates of deposit                           7,968,365          (2,683,219)
Cash dividends                                                                (910,667)           (725,524)
Net increase in FHLB advances                                               22,489,745          25,994,967
Use of treasury stock                                                          383,172             443,072
Purchase of treasury stock                                                    (251,580)           (226,583)
Net proceeds from issuance of stock                                                 --               6,531
Net increase in advances from borrowers for taxes & insurance                2,215,771           1,995,130
                                                                         -------------       -------------
Net cash provided by financing activities                                   38,543,887          36,960,949
                                                                         -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,696,657)        (32,007,248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               6,401,598          36,302,904
                                                                         -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   3,704,941       $   4,295,656
                                                                         =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                         $     659,262       $     811,201
    Interest expense                                                        10,199,983          11,124,830

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The financial information should be read in conjunction with the annual report on form 10-K.

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

Accounting for Stock Options - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Harleysville Savings Financial Corp. (the "Company") has elected to continue application of APB Opinion No. 25 and related interpretations for stock options and, accordingly no compensation expense has been recorded in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                               For the Three Months Ended             For the Six Months Ended
                                           March 31, 2004     March 31, 2003      March 31, 2004     March 31, 2003
                                           --------------     --------------      --------------     --------------
Net income                                  $   1,235,308      $   2,324,295      $   2,443,645      $   2,324,296
Less: Stock based compensation expense             37,773             30,531             37,773             30,531
                                            -------------      -------------      -------------      -------------
Proforma net income                         $   1,197,535      $   2,293,764      $   2,405,872      $   2,293,765

Earnings per share:

Basic - as reported                         $        0.54      $        0.50      $        1.07      $        1.02
Basic - pro forma                                    0.52               0.49               1.06               1.01

Diluted - as reported                       $        0.53      $        0.49      $        1.05      $        1.00
Diluted - pro forma                                  0.51               0.48               1.03               0.99

Treasury Stock - The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings.

In March 2004 the Company repurchased 8,400 shares of common stock at $29.95 per share for its treasury at a cost of $251,580.

New Accounting Pronouncements -In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS No.133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provision of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of this Statement has not had a material impact on the Company's results of operations or financial condition for contracts entered into or modified after June 30, 2003.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB has published a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and its subsequent revision to exempt certain entities from its requirements. The Company is not a party to any variable interest entities covered by this Interpretation.

In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the company's quarter ending September 30, 2004, and the disclosures for the cost method investments are effective for the company's fiscal year ending December 31, 2004.


                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities, by maturities, is as follows:

                                                                        March 31, 2004
------------------------------------------------------------------------------------------------------------------
                                                                     Gross            Gross
                                                 Amortized        Unrealized        Unrealized         Approximate
                                                    Cost             Gains            Losses           Fair Value
------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years        $    998,952      $      3,048                         $  1,002,000
      Due after 5 years through 10 years         15,651,243           184,757                           15,836,000
      Due after 10 years through 15 years        32,906,385           218,769      $   (144,154)        32,981,000
Tax Exempt Obligations
      Due after 10 years through 15 years         4,260,580           296,420                --          4,557,000
      Due after 15 years                         21,068,003         1,339,997                --         22,408,000
                                               ------------      ------------      ------------       ------------

Total Investment Securities                    $ 74,885,163      $  2,042,991      $   (144,154)      $ 76,784,000
                                               ============      ============      ============       ============

A summary of investment with unrealized losses, aggregated by category, at March 31, 2004 is as follows:

                                 Less than 12 Months                   12 Months or Longer             Total            Total
                            Fair Value    Unrealized Losses     Fair Value    Unrealized Losses     Fair Value     Unrealized Losses
                            ----------    -----------------     ----------    -----------------     ----------     -----------------
US Government agencies      $10,821,270      $  (144,154)      $        --        $        --      $10,821,270        $  (144,154)
Tax exempt obligations               --                0                --                 --               --                 --
                            -----------      -----------       -----------        -----------      -----------        -----------
Total                       $10,821,270      $  (144,154)      $        --        $        --      $10,821,270        $  (144,154)
                            ===========      ===========       ===========        ===========      ===========        ===========

The Company reviewed the unrealized loss position, and factors related to such losses and has concluded there is no other than temporary impairment.

                                                                     September 30, 2003
------------------------------------------------------------------------------------------------------------------
                                                                     Gross            Gross
                                                Amortized         Unrealized        Unrealized        Approximate
                                                   Cost              Gains            Losses           Fair Value
------------------------------------------------------------------------------------------------------------------
U.S. Government agencies
      Due after 1 years through 5 years        $  3,000,000      $      4,000                         $  3,004,000
      Due after 5 years through 10 years         15,881,650           190,972      $    (31,622)        16,041,000
      Due after 10 years through 15 years        39,154,746           180,293          (713,039)        38,622,000
Tax Exempt Obligations
      Due after 10 years through 15 years         3,636,130           270,870                --          3,907,000
      Due after 15 years                         21,654,340         1,244,660                --         22,899,000
                                               ------------      ------------      ------------       ------------

Total Investment Securities                    $ 83,326,866      $  1,890,795      $   (744,661)      $ 84,473,000
                                               ============      ============      ============       ============

The Company has the positive intent and the ability to hold these securities to maturity. At March 31, 2004, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.


                                    page -6-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities is as follows:

                                                                 March 31, 2004
----------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized          Unrealized         Unrealized         Approximate
                                              Cost              Gains              Losses            Fair Value
----------------------------------------------------------------------------------------------------------------
Equities                                 $   1,090,581      $      74,449      $          --       $   1,165,030
ARM Mutual Funds                             3,238,285                 --                 --           3,238,285
                                         -------------      -------------      -------------       -------------
Total Investment Securities              $   4,328,866      $      74,449      $          --       $   4,403,315
                                         =============      =============      =============       =============

                                                               September 30, 2003
----------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized          Unrealized         Unrealized         Approximate
                                              Cost              Gains              Losses            Fair Value
----------------------------------------------------------------------------------------------------------------
Equities                                 $   1,061,228      $      56,533      $      (6,611)      $   1,111,150
Mutual Funds                                 3,811,651                 --                 --           3,811,651
                                         -------------      -------------      -------------       -------------
Total Investment Securities              $   4,872,879      $      56,533      $      (6,611)      $   4,922,801
                                         =============      =============      =============       =============

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                   March 31, 2004
----------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized          Unrealized         Unrealized         Approximate
                                              Cost              Gains              Losses            Fair Value
----------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations      $  17,485,936      $      86,892      $     (22,828)      $  17,550,000
FHLMC pass-through certificates             89,907,637          1,255,083            (41,720)         91,121,000
FNMA pass-through certificates             130,460,115          1,510,598           (309,713)        131,661,000
GNMA pass-through certificates              15,291,677            813,323                             16,105,000
                                         -------------      -------------      -------------       -------------
Total Mortgage-backed Securities         $ 253,145,365      $   3,665,896      $    (374,261)      $ 256,437,000
                                         =============      =============      =============       =============

A summary of mortgage-backed securities held to maturity with unrealized losses, aggregated by category, at March 31, 2004 is as follows:

                                       Less than 12 Months               12 Months or Longer            Total            Total
                                 Fair Value   Unrealized Losses    Fair Value   Unrealized Losses    Fair Value    Unrealized Losses
                                ------------  -----------------   ------------  -----------------   ------------   -----------------
Mortgage-backed securities
  held to maturity              $ 70,687,981     $   (374,261)    $         --     $         --     $ 70,687,981     $   (374,261)
                                ------------     ------------     ------------     ------------     ------------     ------------
Total                           $ 70,687,981     $   (374,261)    $         --     $         --     $ 70,687,981     $   (374,261)
                                ============     ============     ============     ============     ============     ============

The Company reviewed the unrealized loss position, and factors related to such losses and has concluded there is no other than temporary impairment.

                                                                  September 30, 2003
----------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized          Unrealized         Unrealized         Approximate
                                              Cost              Gains              Losses            Fair Value
----------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations      $  28,584,778      $      51,196      $    (158,974)      $  28,477,000
FHLMC pass-through certificates             55,503,939            711,406           (121,345)         56,094,000
FNMA pass-through certificates             117,081,660          1,173,281           (346,941)        117,908,000
GNMA pass-through certificates              22,421,288          1,093,712                             23,515,000
                                         -------------      -------------      -------------       -------------
Total Mortgage-backed Securities         $ 223,591,665      $   3,029,595      $    (627,260)      $ 225,994,000
                                         =============      =============      =============       =============

The Company has the positive intent and the ability to hold these securities to maturity. At March 31, 2004, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                                   March 31, 2004
----------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized          Unrealized         Unrealized         Approximate
                                              Cost              Gains              Losses            Fair Value
----------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates           $   4,327,188      $       7,815      $        (861)      $   4,334,142
                                         -------------      -------------      -------------       -------------
Total Mortgage-backed Securities         $   4,327,188      $       7,815      $        (861)      $   4,334,142
                                         =============      =============      =============       =============

A summary of mortgage-backed securities available for sale with unrealized losses, aggregated by category, at March 31, 2004 is as follows:

                                      Less than 12 Months               12 Months or Longer             Total            Total
                                 Fair Value   Unrealized Losses     Fair Value   Unrealized Losses    Fair Value   Unrealized Losses
                                -----------   -----------------    -----------   -----------------   -----------   -----------------
Mortgage-backed securities
  available for sale            $ 1,535,425      $      (861)      $        --      $        --      $ 1,535,425      $      (861)
                                -----------      -----------       -----------      -----------      -----------      -----------
Total                           $ 1,535,425      $      (861)      $        --      $        --      $ 1,535,425      $      (861)
                                ===========      ===========       ===========      ===========      ===========      ===========

The Company reviewed the unrealized loss position, and factors related to such losses and has concluded there is no other than temporary impairment.

                                                                  September 30, 2003
----------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized          Unrealized         Unrealized         Approximate
                                              Cost              Gains              Losses            Fair Value
----------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates           $   6,681,291      $       4,865      $     (30,585)      $   6,655,571
                                         -------------      -------------      -------------       -------------
Total Mortgage-backed Securities         $   6,681,291      $       4,865      $     (30,585)      $   6,655,571
                                         =============      =============      =============       =============


                                    page -7-

6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                              March 31, 2004    September 30, 2003
                                              --------------    ------------------
Residential Mortgages                         $ 244,604,528       $ 237,184,337
Commercial Mortgages                               1,768,339           1,015,228
Construction                                       7,577,723          10,027,955
Education                                                 --                 471
Savings Account                                      838,809             733,048
Home Equity                                       42,773,880          29,725,909
Automobile and other                                 622,944             578,193
Line of Credit                                    31,641,582          29,420,476
                                               -------------       -------------
Total                                            329,827,805         308,685,617
  Undisbursed portion of loans in process         (4,921,239)         (7,828,925)
  Deferred loan fees                              (1,147,908)         (1,519,616)
  Allowance for loan losses                       (1,983,980)         (1,990,672)
                                               -------------       -------------
Loans receivable - net                         $ 321,774,678       $ 297,346,404
                                               =============       =============

The total amount of loans being serviced for the benefit of others was approximately $3.4 million and $2.6 million at March 31, 2004 and September 30, 2003, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                   Six Months Ended March 31,
                                                   --------------------------
                                             March 31, 2004     September 30, 2003
                                             --------------     ------------------
Balance, beginning of period                  $   1,990,672       $   2,034,832
  Amounts charged-off                                (6,818)            (44,160)
  Loan recoveries                                       126                  --
                                              -------------       -------------
Balance, end of period                        $   1,983,980       $   1,990,672
                                              =============       =============

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                             March 31, 2004    September 30, 2003
                                             --------------    ------------------
Land and buildings                            $   5,370,261       $   5,404,864
Furniture, fixtures and equipment                 2,945,936           3,658,034
Branch office in construction                        80,155                  --
Automobiles                                          24,896              24,896
                                              -------------       -------------
Total                                             8,421,248           9,087,794
  Less accumulated depreciation                  (3,647,003)         (4,159,723)
                                              -------------       -------------
Net                                           $   4,774,245       $   4,928,071
                                              =============       =============

8. DEPOSITS

Deposits are summarized as follows:

                                             March 31, 2004     September 30, 2003
                                             --------------     ------------------
NOW accounts                                  $  20,095,437       $  17,340,055
Checking accounts                                10,669,695          10,047,306
Money Market Demand accounts                    100,386,891          96,969,856
Passbook and Club accounts                        3,881,629           4,027,354
Certificate accounts                            260,270,348         252,301,983
                                              -------------       -------------
Total deposits                                $ 395,304,000       $ 380,686,554
                                              =============       =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2004 amounted to approximately $25.9 million.


                                    page -8-

9. COMMITMENTS

At March 31, 2004, the following commitments were outstanding:

Origination of fixed-rate mortgage loans           $ 7,925,453
Origination of adjustable-rate mortgage loans        1,172,000
Unused line of credit loans                         34,336,006
Loans in process                                     4,921,239
                                                   -----------

Total                                              $48,354,698
                                                   ===========

10.  DIVIDEND
On April 21, 2004, the Board of Directors declared a cash dividend of $.20 per share payable on May 26, 2004 to the stockholders' of record at the close of business on May 12, 2004.

11.  EARNINGS PER SHARE
The following average shares were used for the computation of earnings per share:
                          For the Three Months Ended    For the Six Months Ended
                                   March 31,                     March 31,
                          ------------------------------------------------------
                             2004           2003          2004            2003
                             ----           ----          ----            ----
Basic                     2,287,906      2,276,057      2,278,586      2,269,718
Diluted                   2,338,517      2,327,309      2,333,244      2,318,359

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consists of the following:

                                      March 31,               September 30,
                                       2004                       2003
                                             Weighted                   Weighted
                                             Interest                   Interest
Maturing Period                Amount          Rate         Amount        Rate
--------------------------------------------------------------------------------
 1 to  12 months            $ 28,101,163      1.55%      $ 23,896,414      2.79%
13 to  24 months              21,682,075      5.58%        26,555,770      5.39%
25 to  36 months              19,314,876      4.23%        11,477,325      3.82%
37 to  48 months              15,569,164      5.46%        10,786,600      4.66%
49 to  60 months              69,639,905      4.31%        59,101,329      5.07%
61 to  72 months               5,000,000      5.60%        10,000,000      5.55%
73 to  84 months              30,000,000      5.67%                --      0.00%
85 to 120 months              62,000,000      4.47%        87,000,000      4.94%
                            ----------------------------------------------------
Total                       $251,307,183      4.40%      $228,817,438      4.76%
                            ===================================================

13. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                               To Be Considered Well
                                                                                                                Capitalized Under
                                                                                          For Capital           Prompt Corrective
                                                                  Actual               Adequacy Purposes        Action Provisions

                                                            Amount      Ratio          Amount       Ratio      Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2004
      Tier 1 Capital (to assets)                        $ 42,420,000     6.11%      $27,773,000     4.00%     $34,717,000      5.00%
      Tier 1 Capital (to risk weighted assets)            42,420,000    13.86%       12,247,000     4.00%      18,370,000      6.00%
      Total Capital (to risk weighted assets)             44,438,000    14.51%       24,493,000     8.00%      30,617,000     10.00%
As of September 30, 2003
      Tier 1 Capital (to assets)                        $ 40,630,000     6.20%      $26,193,000     4.00%     $32,742,000      5.00%
      Tier 1 Capital (to risk weighted assets)            40,630,000    14.37%       11,313,000     4.00%      16,969,000      6.00%
      Total Capital (to risk weighted assets)             42,644,000    15.08%       22,626,000     8.00%      28,282,000     10.00%


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

The Company's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Company's primary market area. The Company also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Company's primary lending area. The Company serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.

Critical Accounting Policies and Judgments

The Company's unaudited condensed consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1, Summary of Significant Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

Changes in Financial Position for the Six Month Period Ended March 31, 2004

Total assets at March 31, 2004 were $693.9 million, an increase of $40.6 million or 6.21% for the six month period. This increase was primarily the result of an increase in mortgage-backed securities held to maturity and in loans receivable of approximately $29.6 million and $24.4 million, respectively. The remainder was due to an increase in Federal Home Loan Bank stock of approximately $635,000. This growth is one of the ways the Company manages its capital based on its business plan. These increases were partially offset by decreases in investment securities held to maturity, cash and cash equivalents, mortgage backed securities available for sale, investment securities available for sale of approximately $8.4 million, $2.7 million, $2.3 million and $519,000, respectively.

During the six-month period ended March 31, 2004, total deposits increased by $14.6 million to $395.3 million. Advances from borrowers for taxes and insurance also increased by $2.1 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $22.5 million, which was used to fund the purchase of mortgage-backed securities maturity and originate residential loans. Accrued interest payable decreased $24,000 and accounts payable and accrued expenses decreased by $301,000.


                                   page -10-

Comparisons of Results of Operations for the Three and Six Month Period Ended March 31, 2004 with the Three and Six Month Period Ended March 31, 2003.

Net Interest Income

The increase in the net interest income for the three and six month periods ended March 31, 2004 when compared to the same periods in 2003 can be attributed to the increase in the average balance of interest-earning assets to $676.2 million and $670.5 million from $617.4 million and $610.3 million, respectively. These increases were partially offset by a smaller increase in the average balance of interest-bearing liabilities to $639.5 million and $635.1 million for the three and six month periods ended March 31, 2004, respectively, when compared to $584.3 million, and $578.5 million the same periods in 2003.

Total interest income was $8.1 million for the three-month period ended March 31, 2004 compared to $8.4 million for the comparable period in 2003. For the six month period ended March 31, 2004, total interest income was $16.2 million compared to $17.1 million for the comparable period in 2003. The decrease is the result of the decreased average yield for the interest-earning assets to 4.79% and 4.82% for the three and six-month period ended March 31, 2004, respectively, from 5.44% and 5.60% for the comparable periods in 2003.

Total interest expense decreased to $5.0 million for the three-month period ended March 31, 2004 from $5.4 million for the comparable period in 2003. For the six-month period ended March 31, 2004, total interest expense decreased to $10.2 million from $11.2 million for the comparable period in 2003. These decreases occurred as a result of a decrease in the average rate paid on interest-bearing liabilities to 3.13% and 3.20% for the three and six month periods ended March 31, 2004, respectively, from 3.72% and 3.86% for the comparable period ended March 31, 2003.

Other Income

Other income increased to $434,000 for the three-month period ended March 31, 2004 from $300,000 for the comparable period in 2003. For the six-month period ended March 31, 2004, other income increased to $888,000 from $612,000 for the comparable period in 2003. The three and six-month increase is due to an increase in fee generating services, related to the origination of mortgages, offered by the Company and the sale of loans and investments available for sale.

Other Expenses

During the quarter ended March 31, 2004, other expenses increased by $150,000 or 8.6% to $1.9 million when compared to the same period in 2003. For the six month period ended March 31, 2004, other expenses increased by $206,000 or 6.0% compared to the comparable period in 2003. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 6.2% growth in the assets of the Company when compared to the same periods in 2003. The annualized ratio of expenses to average assets for the three and six month periods ended March 31, 2004 was 1.09% and 1.8% respectively.

Income Taxes

The Company made provisions for income taxes of $411,000 and $802,000 for the three and six-month periods ended March 31, 2004, respectively, compared to $379,000 and $792,000 for the comparable periods in 2003. These provisions are based on the levels of taxable income.

Liquidity and Capital Recourses

As of March 31, 2004, the Company had $48.4 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending March 31, 2005, is $118.4 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $529.7 million at March 31, 2004 of which $251.3 million was outstanding at March 31, 2004.


                                   page -11-

The Bank's net income for the six months ended March 31, 2004 of $2,444,000 increased the Bank's stockholders' equity to $42.5 million or 6.1% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2004, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.


                                   page -12-

                                                      1 Year          1 to 3          3 to 5         Over 5
                                                     or less          Years            Years          Years           Total
                                                    ---------       ---------       ---------       ---------       ---------
Interest-earning assets
Mortgage loans                                      $  49,805       $  67,501       $  44,040       $  83,259       $ 244,605
Mortgage-backed securities                             50,100          57,548          45,325         104,506         257,479
Consumer and other loans                               51,049          17,253           5,914           3,326          77,542
Investment securities and other investments            26,274           2,356           3,709          77,778         110,117
                                                    ---------       ---------       ---------       ---------       ---------

Total interest-earning assets                         177,228         144,658          98,988         268,869         689,743
                                                    ---------       ---------       ---------       ---------       ---------

Interest-bearing liabilities
   Passbook and Club accounts                              --              --              --           3,882           3,882
   NOW and checking accounts                               --              --              --          22,808          22,808
   Money Market Deposit accounts                       28,601              --              --          51,538          80,139
   Choice Savings                                       5,062                                          15,186          20,248
   Certificate accounts                               118,395          95,223          46,652              --         260,270
   Borrowed money                                      50,789          50,747          52,772          96,999         251,307
                                                    ---------       ---------       ---------       ---------       ---------

Total interest-bearing liabilities                    202,847         145,970          99,424         190,413         638,654
                                                    ---------       ---------       ---------       ---------       ---------

Repricing GAP during the period                     $ (25,619)      $  (1,312)      $    (436)      $  78,456       $  51,089
                                                    =========       =========       =========       =========       =========

Cumulative GAP                                      $ (25,619)      $ (26,931)      $ (27,367)      $  51,089
                                                    =========       =========       =========       =========

Ratio of GAP during the period to total assets          -3.73%          -0.19%          -0.06%          11.41%
                                                    =========       =========       =========       =========

Ratio of cumulative GAP to total assets                 -3.73%          -3.92%          -3.98%           7.43%
                                                    =========       =========       =========       =========

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

      Item 1,2,3,4 and 5.   Not applicable.

      Item 6.               Exhibits and Reports on Form 8-K

                            None


                                   page -14-