Form 10-Q
period 2004-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2004-08-13
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

Common Stock, $.01 Par Value, 2,286,138 as of August 12, 2004

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                      Index

                                                                                          PAGE(S)
                                                                                          -------
Part I   FINANCIAL INFORMATION
           Item 1. Financial Statements

                   Unaudited Condensed Consolidated Statements of Financial Condition
                   as of June 30, 2004 Unaudited and September 30, 2003                       1

                   Unaudited Condensed Consolidated Statements of Income for the Three
                   and Nine Months Ended June 30, 2004 and 2003                               2

                   Unaudited Condensed Consolidated Statements of Comprehensive Income
                   for the Three and Nine Months Ended June 30, 2004 and 2003                 3

                   Unaudited Condensed Consolidated Statements of Stockholders' Equity
                   for the Nine Months Ended June 30, 2004                                    3

                   Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended June 30, 2004 and 2003                                   4

                   Notes to Unaudited Condensed Consolidated Financial Statements          5 - 9

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    10 - 11

           Item 3. Quantitative and Qualitative Disclosures About Market Risk             12 - 13

           Item 4. Controls and Procedures                                                   13

Part II  OTHER INFORMATION

           Item 1. - 6.                                                                      14

           Signatures                                                                     15 - 20

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                  June 30,        September 30,
                                                                    2004               2003
                                                                -------------     -------------
Assets
Cash and amounts due from depository institutions               $   1,738,823     $   1,565,499
Interest bearing deposits in other banks                            3,800,931         4,836,099
                                                                -------------     -------------
     Total cash and cash equivalents                                5,539,754         6,401,598
Investment securities held to maturity (fair value -
        June 30, $71,301,000; September 30, $84,473,000)           71,623,438        83,326,866
Investment securities available-for-sale at fair value              4,748,415         4,922,801
Mortgage-backed securities held to maturity (fair value -
        June 30, $259,271,000; September 30, $225,994,000)        261,492,835       223,591,665
Mortgage-backed securities available-for-sale at fair value         4,519,432         6,655,571
Loans receivable (net of allowance for loan losses -
        June 30, $1,980,000; September 30, $1,991,000)            327,663,806       297,346,404
Accrued interest receivable                                         2,939,215         2,801,340
Federal Home Loan Bank stock - at cost                             14,836,400        13,782,100
Office properties and equipment                                     4,778,518         4,928,071
Deferred income taxes                                                 378,971           369,635
Prepaid expenses and other assets                                   9,393,503         9,162,160
                                                                -------------     -------------
TOTAL ASSETS                                                    $ 707,914,287     $ 653,288,211
                                                                =============     =============
Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                   $ 402,654,391     $ 380,686,554
     Advances from Federal Home Loan Bank                         255,812,000       228,817,438
     Accrued interest payable                                       1,091,432         1,070,969
     Advances from borrowers for taxes and insurance                4,529,558         1,093,869
     Accounts payable and accrued expenses                            552,007           803,659
                                                                -------------     -------------
Total liabilities                                                 664,639,388       612,472,489
                                                                -------------     -------------
Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding,
       June 2004, 2,316,490; Sept. 2003, 2,316,490                     23,165            23,165
     Paid-in capital in excess of par                               7,419,719         7,584,949
     Treasury stock, at cost (June 2004, 24,424 shares;
       Sept. 2003, 49,651 shares)                                    (583,228)       (1,028,772)
     Retained earnings - partially restricted                      36,417,391        34,220,406
     Accumulated other comprehensive (loss) income                     (2,148)           15,974
                                                                -------------     -------------
Total stockholders' equity                                         43,274,899        40,815,722
                                                                -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 707,914,287     $ 653,288,211
                                                                =============     =============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                      For the Three Months Ended     For the Nine Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                          2004           2003           2004           2003
                                                          ----           ----           ----           ----
INTEREST INCOME:
  Interest on mortgage loans                          $ 3,702,001    $ 4,210,229    $11,160,749    $12,857,199
  Interest on mortgage-backed securities                2,583,294      2,352,111      7,635,195      7,250,568
  Interest on consumer and other loans                    932,996        851,227      2,669,771      2,649,237
  Interest and dividends on tax-exempt investments        370,122        366,488      1,120,693      1,075,725
  Interest and dividends on taxable investments           498,779        476,304      1,669,581      1,510,649
                                                      -----------    -----------    -----------    -----------
Total interest income                                   8,087,192      8,256,359     24,255,989     25,343,378
                                                      -----------    -----------    -----------    -----------

Interest Expense:
  Interest on deposits                                  2,228,591      2,583,279      6,783,958      8,219,824
  Interest on borrowings                                2,818,120      2,772,530      8,438,768      8,290,727
                                                      -----------    -----------    -----------    -----------
Total interest expense                                  5,046,711      5,355,809     15,222,726     16,510,551
                                                      -----------    -----------    -----------    -----------

Net Interest Income                                     3,040,481      2,900,550      9,033,263      8,832,827
Provision for loan losses                                      --             --             --             --
                                                      -----------    -----------    -----------    -----------
Net Interest Income after Provision
  for Loan Losses                                       3,040,481      2,900,550      9,033,263      8,832,827
                                                      -----------    -----------    -----------    -----------

Other Income:
  Gain on sales of securities                              20,217             --        245,467             --
  Gain on sale of loans                                        --          5,611         17,673          6,313
  Other income                                            302,335        324,209        947,146        935,905
                                                      -----------    -----------    -----------    -----------
Total other income                                        322,552        329,820      1,210,286        942,218
                                                      -----------    -----------    -----------    -----------

Other Expenses:
  Salaries and employee benefits                        1,005,482        938,777      2,897,332      2,705,118
  Occupancy and equipment                                 374,987        365,813      1,114,675      1,130,643
  Deposit insurance premiums                               14,995         15,007         44,089         45,550
  Other                                                   496,016        412,640      1,470,254      1,279,720
                                                      -----------    -----------    -----------    -----------
Total other expenses                                    1,891,480      1,732,237      5,526,350      5,161,031
                                                      -----------    -----------    -----------    -----------

Income before Income Taxes                              1,471,553      1,498,133      4,717,199      4,614,014

Income tax expense                                        350,323        378,100      1,152,324      1,169,685
                                                      -----------    -----------    -----------    -----------

Net Income                                            $ 1,121,230    $ 1,120,033    $ 3,564,875    $ 3,444,329
                                                      ===========    ===========    ===========    ===========

Basic Earnings Per Share                              $      0.49    $      0.49    $      1.56    $      1.52
                                                      ===========    ===========    ===========    ===========
Diluted Earnings Per Share                            $      0.48    $      0.48    $      1.53    $      1.48
                                                      ===========    ===========    ===========    ===========

Dividends Per Share                                   $      0.20    $      0.16    $      0.60    $      0.48
                                                      ===========    ===========    ===========    ===========

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income

                                                                                   Three Months Ended
                                                                                 2004             2003
---------------------------------------------------------------------------------------------------------
Net Income                                                                   $ 1,121,230      $ 1,120,033

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax (benefit) expense
                                                                                 (55,874)         130,505
                                                                             -----------      -----------

Total Comprehensive Income                                                   $ 1,065,356      $ 1,250,538
                                                                             ===========      ===========

                                                                                   Nine Months Ended
                                                                                 2004             2003
---------------------------------------------------------------------------------------------------------
Net Income                                                                   $ 3,564,875      $ 3,444,329

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax  (benefit) expense
                                                                                 (18,122)(1)       21,507
                                                                             -----------      -----------

Total Comprehensive Income                                                   $ 3,546,753      $ 3,465,836
                                                                             ===========      ===========

(1) Disclosure of reclassification amount, net of tax for the year ended:        2004
                                                                                 ----
    Net unrealized gain arising during the year                              $   143,886
    Less: Reclassification adjustment for net gains included in net income       162,008
                                                                             -----------

    Net unrealized loss on securities                                        $   (18,122)
                                                                             ===========


                                    page -3-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                         Paid-in                        Retained        Accumulated
                                                         Capital                        Earnings-          Other          Total
                                           Common       in Excess        Treasury       Partially      Comprehensive   Stockholders'
                                           Stock          of Par          Stock         Restricted     (Loss) Income      Equity
--------------------------------------------------------------------------------------------------------------------   -------------
Balance at October 1, 2003              $     23,165   $  7,584,949    $ (1,028,772)   $ 34,220,406    $     15,974    $ 40,815,722

 Net Income                                                                               3,564,875                       3,564,875
 Dividends - $.20 per share                                                              (1,367,890)                     (1,367,890)
 Treasury stock purchased                                                  (251,580)                                       (251,580)
 Treasury stock delivered under
   Dividend Reinvestment Plan                               124,344         272,282                                         396,626
 Treasury stock delivered under
    employee stock plan                                    (289,574)        424,842                                         135,268
 Unrealized holding loss on available-
    for-sale securities, net of tax                                                                         (18,122)        (18,122)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2004                $     23,165   $  7,419,719    $   (583,228)   $ 36,417,391    $     (2,148)   $ 43,274,899
                                        ============   ============    ============    ============    ============    ============

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                        Nine Months Ended June 30,
                                                                        --------------------------
                                                                           2004             2003
                                                                           ----             ----
Operating Activities:
Net Income                                                            $   3,564,875    $   3,444,329
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                            180,068          227,254
    Amortization of deferred loan fees                                     (417,225)      (1,339,426)
    Gain on sale of loans                                                    17,673            6,313
    Proceeds from the sale of loans held for sale                         1,166,114          394,000
    Origination of loans held for sale                                   (1,166,114)        (394,000)
    Gain on sale of securities                                              245,467               --
    Deferred income taxes                                                    (9,335)         (70,254)
    Changes in assets and liabilities which provided (used) cash:
      Decrease in accounts payable and accrued
      expenses                                                             (251,652)          (4,286)
      Increase in prepaid expenses and other assets                        (231,343)        (224,553)
      Increase in accrued interest receivable                              (137,875)         (91,476)
      Increase in accrued interest payable                                   20,463           24,616
                                                                      -------------    -------------
Net cash provided by operating activities                                 2,981,116        1,972,517
                                                                      -------------    -------------

Investing Activities:
Purchase of investment securities held to maturity                       (5,989,750)     (43,392,095)
Proceeds from maturities of investment securities held to maturity       17,693,178       26,778,957
Purchase of investment securities available for sale                     (2,374,949)              --
Proceeds from sale of investment securities available for sale            1,498,177               --
Purchase of FHLB stock                                                   (1,054,300)      (2,593,200)
Long-term loans originated or acquired                                 (102,366,161)    (114,470,965)
Purchase of mortgage-backed securities available for sale                (5,010,238)     (20,686,030)
Purchase of mortgage-backed securities held to maturity                (108,268,993)    (207,676,165)
Principal collected on long-term loans & mortgage-backed securities     150,750,079      294,182,701
Purchases of premises and equipment                                         (30,515)        (186,424)
                                                                      -------------    -------------
Net cash used in investing activities                                   (55,153,472)     (68,043,221)
                                                                      -------------    -------------

Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                 13,612,243       16,513,251
Net increase (decrease) in certificates of deposit                        8,355,594       (3,809,739)
Cash dividends                                                           (1,367,890)      (1,089,970)
Net increase in FHLB advances                                            26,994,562       19,882,232
Treasury stock delivered under Dividend Reinvestment and
employee stock plan                                                         531,894          513,881
Purchase of treasury stock                                                 (251,580)        (681,592)
Net increase in advances from borrowers for taxes & insurance             3,435,689        3,186,071
                                                                      -------------    -------------
Net cash provided by financing activities                                51,310,512       34,514,134
                                                                      -------------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (861,844)     (31,556,570)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            6,401,598       36,302,904
                                                                      -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   5,539,754    $   4,746,334
                                                                      =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                      $   1,213,893    $   1,191,201
    Interest expense                                                     15,243,189       17,577,059

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Harleysville Savings Financial Corp. (the "Company") is a bank holding company that is regulated by the Federal Reserve Bank of Philadelphia. Harleysville Savings Bank (the "Bank") is a wholly owned subsidiary and is regulated by the FDIC and the Pennsylvania Department of Banking. The Bank is principally in the business of attracting deposits through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single family residential and consumer loans. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The financial information should be read in conjunction with the annual report on Form 10-K.

Use of Estimates in Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates is the allowance for loan losses. Actual results could differ from those estimates.

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

                                            For the Three Months Ended         For the Nine Months Ended
                                          June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                          -------------    -------------    -------------    -------------
Net income                                $   1,121,230    $   1,120,033    $   3,564,875    $   3,444,329
Less: Stock based compensation expense               --           30,531           37,773           30,531
                                          -------------    -------------    -------------    -------------
Proforma net income                       $   1,121,230    $   1,089,502    $   3,527,102    $   3,413,798

Earnings per share:

Basic - as reported                       $        0.49    $        0.49    $        1.56    $        1.52
Basic - pro forma                                  0.49             0.48             1.55             1.50

Diluted - as reported                     $        0.48    $        0.48    $        1.53    $        1.48
Diluted - pro forma                                0.48             0.47             1.51             1.47

Treasury Stock - The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to capital in excess of par value based on the per share amount of capital in excess of par value for all shares, with the difference charged to retained earnings.

In March 2004, the Company repurchased 8,400 shares of common stock at $29.95 per share for its treasury at a cost of $251,580.

New Accounting Pronouncements - In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's reporting periods begining after June 15, 2004, and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004.


                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities, by maturities, is as follows:

                                                               June 30, 2004
----------------------------------------------------------------------------------------------------
                                                           Gross           Gross
                                          Amortized      Unrealized      Unrealized      Approximate
                                             Cost          Gains           Losses        Fair Value
----------------------------------------------------------------------------------------------------
U.S. Government agencies
   Due after 1 years through 5 years     $    999,131                   $     (9,131)   $    990,000
   Due after 5 years through 10 years      15,364,900   $    105,523        (118,423)     15,352,000
   Due after 10 years through 15 years     29,912,082          5,110      (1,154,192)     28,763,000
Tax Exempt Obligations
   Due after 10 years through 15 years      4,672,881        212,119              --       4,885,000
   Due after 15 years                      20,674,444        672,607         (36,051)     21,311,000
                                         ------------   ------------    ------------    ------------
Total Investment Securities              $ 71,623,438   $    995,359    $ (1,317,797)   $ 71,301,000
                                         ============   ============    ============    ============

A summary of investment with unrealized losses, aggregated by category, at June 30, 2004 is as follows:

                                Less than 12 Months           12 Months or Longer                           Total
                                            Unrealized                     Unrealized       Total        Unrealized
                             Fair Value       Losses        Fair Value       Losses       Fair Value       Losses
                             ----------       ------        ----------       ------       ----------       ------
US Government agencies      $ 31,629,450   $ (1,281,763)   $         --   $         --   $ 31,629,450   $ (1,281,763)
Tax exempt obligations         2,187,700        (36,052)             --             --      2,187,700        (36,052)
                            ------------   ------------    ------------   ------------   ------------   ------------
Total                       $ 33,817,150   $ (1,317,815)   $         --   $         --   $ 33,817,150   $ (1,317,815)
                            ============   ============    ============   ============   ============   ============

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

                                                           September 30, 2003
----------------------------------------------------------------------------------------------------
                                                           Gross           Gross
                                          Amortized      Unrealized      Unrealized      Approximate
                                             Cost          Gains           Losses        Fair Value
----------------------------------------------------------------------------------------------------
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
                                         ============   ============    ============    ============

The Company has the positive intent and the ability to hold these securities to maturity. At June 30, 2004, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.


                                    page -6-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities is as follows:

                                                   June 30, 2004
----------------------------------------------------------------------------------------
                                                Gross          Gross
                                Amortized     Unrealized     Unrealized      Approximate
                                  Cost          Gains          Losses        Fair Value
----------------------------------------------------------------------------------------
Equities                      $  1,213,969   $     42,060   $    (17,658)   $  1,238,371
ARM Mutual Funds                 3,510,044             --             --       3,510,044
                              ------------   ------------   ------------    ------------
Total Investment Securities   $  4,724,013   $     42,060   $    (17,658)   $  4,748,415
                              ============   ============   ============    ============

                                                 September 30, 2003
----------------------------------------------------------------------------------------
                                                Gross          Gross
                                Amortized     Unrealized     Unrealized      Approximate
                                   Cost         Gains          Losses        Fair Value
----------------------------------------------------------------------------------------
Equities                      $  1,061,228   $     56,533   $     (6,611)   $  1,111,150
Mutual Funds                     3,811,651             --             --       3,811,651
                              ------------   ------------   ------------    ------------
Total Investment Securities   $  4,872,879   $     56,533   $     (6,611)   $  4,922,801
                              ============   ============   ============    ============

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                      June 30, 2004
------------------------------------------------------------------------------------------------
                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized      Approximate
                                           Cost         Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $  9,681,163   $     34,979   $   (166,142)   $  9,550,000
FHLMC pass-through certificates        108,683,281        364,959     (1,313,240)    107,735,000
FNMA pass-through certificates         130,477,599        419,410     (2,152,009)    128,745,000
GNMA pass-through certificates          12,650,792        592,064         (1,856)     13,241,000
                                      ------------   ------------   ------------    ------------
Total Mortgage-backed Securities      $261,492,835   $  1,411,412   $ (3,633,247)   $259,271,000
                                      ============   ============   ============    ============

A summary of mortgage-backed securities held to maturity with unrealized losses, aggregated by category, at June 30, 2004 is as follows:

                                                 Less than 12 Months           12 Months or Longer                        Total
                                                             Unrealized                   Unrealized       Total        Unrealized
                                              Fair Value       Losses       Fair Value      Losses       Fair Value       Losses
                                             ------------   ------------    -----------   -----------   ------------   ------------
Mortgage-backed securities held to maturity  $196,131,797   $ (3,633,247)   $        --   $        --   $196,131,797   $ (3,633,247)
                                             ------------   ------------    -----------   -----------   ------------   ------------
Total                                        $196,131,797   $ (3,633,247)   $        --   $        --   $196,131,797   $ (3,633,247)
                                             ============   ============    ===========   ===========   ============   ============

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

                                                       September 30, 2003
------------------------------------------------------------------------------------------------
                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized      Approximate
                                           Cost         Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 28,584,778   $     51,196   $   (158,974)   $ 28,477,000
FHLMC pass-through certificates         55,503,939        711,406       (121,345)     56,094,000
FNMA pass-through certificates         117,081,660      1,173,281       (346,941)    117,908,000
GNMA pass-through certificates          22,421,288      1,093,712             --      23,515,000
                                      ------------   ------------   ------------    ------------
Total Mortgage-backed Securities      $223,591,665   $  3,029,595   $   (627,260)   $225,994,000
                                      ============   ============   ============    ============

The Company has the positive intent and the ability to hold these securities to maturity. At June 30, 2004, neither a disposal, nor conditions that could lead to a decision not to hold these securities to maturity were reasonably foreseen.

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities is as follows:

                                                       June 30, 2004
---------------------------------------------------------------------------------------------
                                                     Gross          Gross
                                     Amortized     Unrealized     Unrealized      Approximate
                                        Cost         Gains          Losses        Fair Value
---------------------------------------------------------------------------------------------
FNMA pass-through certificates     $  4,547,088   $        200   $    (27,856)   $  4,519,432
                                   ------------   ------------   ------------    ------------
Total Mortgage-backed Securities   $  4,547,088   $        200   $    (27,856)   $  4,519,432
                                   ============   ============   ============    ============

A summary of mortgage-backed securities available for sale with unrealized losses, aggregated by category, at June 30, 2004 is as follows:

                                                   Less than 12 Months          12 Months or Longer                      Total
                                                              Unrealized                   Unrealized      Total       Unrealized
                                                Fair Value      Losses       Fair Value      Losses      Fair Value      Losses
                                                -----------   -----------    -----------   -----------   -----------   -----------
Mortgage-backed securities available for sale   $ 2,497,380   $   (27,856)   $        --   $        --   $ 2,497,380   $   (27,856)
                                                -----------   -----------    -----------   -----------   -----------   -----------
Total                                           $ 2,497,380   $   (27,856)   $        --   $        --   $ 2,497,380   $   (27,856)
                                                ===========   ===========    ===========   ===========   ===========   ===========

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

                                                    September 30, 2003
-----------------------------------------------------------------------------------------
                                                    Gross         Gross
                                    Amortized     Unrealized    Unrealized    Approximate
                                      Cost          Gains         Losses      Fair Value
-----------------------------------------------------------------------------------------
FNMA pass-through certificates     $ 6,681,291   $     4,865   $   (30,585)   $ 6,655,571
                                   -----------   -----------   -----------    -----------
Total Mortgage-backed Securities   $ 6,681,291   $     4,865   $   (30,585)   $ 6,655,571
                                   ===========   ===========   ===========    ===========


                                    page -7-

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                              June 30, 2004   September 30, 2003
                                              -------------   ------------------
Residential Mortgages                         $ 252,878,551     $ 237,184,337
Commercial Mortgages                                927,336         1,015,228
Construction                                      6,823,726        10,027,955
Education                                                --               471
Savings Account                                     878,925           733,048
Home Equity                                      43,585,663        29,725,909
Automobile and other                                631,157           578,193
Line of Credit                                   31,027,788        29,420,476
                                              -------------     -------------
Total                                           336,753,146       308,685,617
  Undisbursed portion of loans in process        (6,017,735)       (7,828,925)
  Deferred loan fees                             (1,091,654)       (1,519,616)
  Allowance for loan losses                      (1,979,951)       (1,990,672)
                                              -------------     -------------
Loans receivable - net                        $ 327,663,806     $ 297,346,404
                                              =============     =============

The total amount of loans being serviced for the benefit of others was approximately $3.3 million and $2.6 million at June 30, 2004 and September 30, 2003, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                            June 30, 2004     September 30, 2003
                                            -------------     ------------------
Balance, beginning of period                 $ 1,990,672         $ 2,034,832
  Amounts charged-off                            (11,077)            (44,160)
  Loan recoveries                                    356                  --
                                             -----------         -----------
Balance, end of period                       $ 1,979,951         $ 1,990,672
                                             ===========         ===========

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                           June 30, 2004      September 30, 2003
                                           -------------      ------------------
Land and buildings                          $ 5,370,261          $ 5,404,864
Furniture, fixtures and equipment             3,044,242            3,658,034
Branch office in construction                   119,471                   --
Automobiles                                      24,896               24,896
                                            -----------          -----------
Total                                         8,558,870            9,087,794
  Less accumulated depreciation              (3,780,352)          (4,159,723)
                                            -----------          -----------
Net                                         $ 4,778,518          $ 4,928,071
                                            ===========          ===========

8. DEPOSITS

Deposits are summarized as follows:

                                           June 30, 2004      September 30, 2003
                                           -------------      ------------------
NOW accounts                                $ 21,430,621         $ 17,340,055
Checking accounts                             11,649,781           10,047,306
Money Market Demand accounts                 104,732,722           96,969,856
Passbook and Club accounts                     4,183,690            4,027,354
Certificate accounts                         260,657,577          252,301,983
                                            ------------         ------------
Total deposits                              $402,654,391         $380,686,554
                                            ============         ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2004 amounted to approximately $25.9 million.


                                    page -8-

9.  COMMITMENTS

At June 30, 2004, the following commitments were outstanding:

Origination of fixed-rate mortgage loans                            $ 12,238,018
Origination of adjustable-rate mortgage loans                          1,290,060
Unused line of credit loans                                           36,032,892
Loans in process                                                       6,017,735
                                                                   -------------

Total                                                              $ 55,578,705
                                                                   ============

10. DIVIDEND

On July 21, 2004, the Company's Board of Directors declared a cash dividend of $.20 per share payable on August 18, 2004 to the stockholders' of record at the close of business on August 4, 2004.

11. EARNINGS PER SHARE

The following average shares were used for the computation of earnings per share:

                          For the Three Months Ended   For the Nine Months Ended
                                   June 30,                    June 30,
                          ------------------------------------------------------
                            2004           2003           2004           2003
                            ----           ----           ----           ----
Basic                     2,288,116      2,275,936      2,281,762      2,271,791
Diluted                   2,335,893      2,328,722      2,334,127      2,321,813

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consists of the following:

                                   June 30,                   September 30,
                                    2004                          2003
                                         Weighted                       Weighted
                                         Interest                       Interest
 Maturing Period            Amount         Rate           Amount          Rate
--------------------------------------------------------------------------------
 1 to  12 months         $ 33,925,080      2.16%       $ 23,896,414       2.79%
13 to  24 months           20,803,602      5.10%         26,555,770       5.39%
25 to  36 months           21,434,431      3.82%         11,477,325       3.82%
37 to  48 months           31,368,063      5.52%         10,786,600       4.66%
49 to  60 months           51,280,824      3.93%         59,101,329       5.07%
61 to  72 months            5,000,000      5.60%         10,000,000       5.55%
73 to  84 months           30,000,000      5.67%                 --         --
85 to 120 months           62,000,000      4.47%         87,000,000       4.94%
                        ------------------------------------------------------
Total                   $ 255,812,000      4.34%      $ 228,817,438       4.76%
                        =======================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $21.5 million of $30.0 million was used as of June 30, 2004. Included in the table above at June 30, 2004 and September 30, 2003 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature.

13. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Considered Well
                                                                                                              Capitalized Under
                                                                                        For Capital           Prompt Corrective
                                                                Actual               Adequacy Purposes        Action Provisions

                                                         Amount        Ratio        Amount       Ratio        Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2004
           Tier 1 Capital (to assets)                 $ 43,093,000      6.19%    $ 27,838,000     4.00%     $34,797,000     5.00%
           Tier 1 Capital (to risk weighted assets)     43,093,000     13.82%      12,474,000     4.00%      18,711,000     6.00%
           Total Capital (to risk weighted assets)      45,084,000     14.46%      24,948,000     8.00%      31,185,000    10.00%
As of September 30, 2003
           Tier 1 Capital (to assets)                 $ 40,630,000      6.20%    $ 26,193,000     4.00%     $32,742,000     5.00%
           Tier 1 Capital (to risk weighted assets)     40,630,000     14.37%      11,313,000     4.00%      16,969,000     6.00%
           Total Capital (to risk weighted assets)      42,644,000     15.08%      22,626,000     8.00%      28,282,000    10.00%


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

Allowance for Loan Losses - In management's opinion, the most critical accounting policy affecting the Company's consolidated financial statements is the evaluation of the allowance for loan loss. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company's periodic evaluation of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, current economic conditions, trends within the Company's market area and other relevant factors. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Special mention, nonaccrual, substandard and doubtful residential and other consumer loans are considered for impairment. An allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience and prevailing market conditions. Because evaluating losses involves a high degree of management judgment, a margin is included for the imprecision inherent in making these estimates. While management believes that the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances that differ substantially from the assumptions used in evaluating the adequacy of the allowance for loan losses.

Changes in Financial Position for the Nine-Month Period Ended June 30, 2004

Total assets at June 30, 2004 were $707.9 million, an increase of $54.6 million or 8.36% for the nine month period. This increase was primarily the result of an increase in mortgage-backed securities held to maturity and in loans receivable of approximately $37.9 million and $30.3 million, respectively. The remainder was due to an increase in Federal Home Loan Bank stock of approximately $1.1 million. This growth is one of the ways the Company manages its capital based on its business plan. These increases were partially offset by decreases in investment securities held to maturity and mortgage backed securities available for sale, of approximately $11.7 million and $2.1 million, respectively. The decreases were due to the normal maturities and repayments in the investment portfolio.

During the nine-month period ended June 30, 2004, total deposits increased by $22.0 million to $402.7 million. Advances from borrowers for taxes and insurance also increased by $3.4 million. This is a seasonal increase as the majority of taxes that the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $27.0 million, which was used to fund the purchase of mortgage-backed securities held to maturity and originate residential loans. Accounts payable and accrued expenses decreased by $252,000.



                                   page -10-

Comparisons of Results of Operations for the Three and Nine Month Period Ended June 30, 2004 with the Three and Nine Month Period Ended June 30, 2003.

Net Interest Income

The increase in the net interest income for the three and nine month periods ended June 30, 2004 when compared to the same periods in 2003 can be attributed to the increase in the average balance of interest-earning assets to $679.2 million and $673.5 million from $636.0 million and $557.4 million, respectively. These increases were partially offset by a smaller increase in the average balance of interest-bearing liabilities of $641.3 million and $637.2 million for the three and nine month periods ended June 30, 2004, respectively, when compared to $601.2 million, and $527.5 million the same periods in 2003.

Total interest income was $8.1 million for the three month period ended June 30, 2004 compared to $8.3 million for the comparable period in 2003. For the nine month period ended June 30, 2004, total interest income was $24.3 million compared to $25.3 million for the comparable period in 2003. The decrease is the result of the decreased average yield for the interest-earning assets to 4.76% and 4.80% for the three and nine-month period ended June 30, 2004, respectively, from 5.19% and 6.06% for the comparable periods in 2003.

Total interest expense decreased to $5.0 million for the three month period ended June 30, 2004 from $5.4 million for the comparable period in 2003. For the nine-month period ended June 30, 2004, total interest expense decreased to $15.2 million from $16.5 million for the comparable period in 2003. These decreases occurred as a result of a decrease in the average rate paid on interest-bearing liabilities to 3.15% and 3.19% for the three and nine month periods ended June 30, 2004, respectively, from 3.56% and 4.17% for the comparable period ended June 30, 2003.

Other Income

Other income decreased to $323,000 for the three-month period ended June 30, 2004 from $330,000 for the comparable period in 2003. For the nine-month period ended June 30, 2004, other income increased to $1.2 million from $942,000 for the comparable period in 2003. The three and nine-month increase is mainly due to an increase in the gain on sale of investments available for sale.

Other Expenses

During the quarter ended June 30, 2004, other expenses increased by $159,000 or 9.2% to $1.9 million when compared to the same period in 2003. For the nine month period ended June 30, 2004, other expenses increased by $365,000 or 7.1% compared to the comparable period in 2003. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 7.5% growth in the assets of the Company when compared to the same periods in 2003. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2004 was 1.08% and 1.06% respectively.

Income Taxes

The Company made provisions for income taxes of $350,000 and $1.2 million for the three and nine month periods ended June 30, 2004, respectively, compared to $378,000 and $1.2 million for the comparable periods in 2003. These provisions are based on the levels of taxable income.

Liquidity and Capital Recourses

As of June 30, 2004, the Company had $55.6 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending June 30, 2005, is $113.9 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $524.9 million at June 30, 2004 of which $255.8 million was outstanding at June 30, 2004.


                                   page -11-

The Bank's net income for the nine months ended June 30, 2004 of $3,565,000 increased the Bank's stockholders' equity to $43.3 million or 6.1% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2004, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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


                                   page -12-

                                                  1 Year        1 to 3       3 to 5      Over 5
                                                  or less       Years        Years        Years        Total
                                                 ---------    ---------    ---------    ---------    ---------
Interest-earning assets
Mortgage loans                                   $  34,026    $  50,921    $  38,604    $ 129,328    $ 252,879
Mortgage-backed securities                          55,199       56,854       40,759      113,200      266,012
Consumer and other loans                            49,103       17,637        6,053        3,331       76,124
Investment securities and other investments         28,909        3,293        3,273       69,734      105,209
                                                 ---------    ---------    ---------    ---------    ---------

Total interest-earning assets                      167,237      128,705       88,689      315,593      700,224
                                                 ---------    ---------    ---------    ---------    ---------

Interest-bearing liabilities

   Passbook and Club accounts                           --           --           --        4,184        4,184
   NOW and checking accounts                            --           --           --       24,607       24,607
   Money Market Deposit accounts                    30,939           --           --       53,455       84,394
   Choice Savings                                    5,085                                 15,254       20,339
   Certificate accounts                            113,942       98,679       48,036           --      260,657
   Borrowed money                                   55,406       53,514       49,893       96,999      255,812
                                                 ---------    ---------    ---------    ---------    ---------

Total interest-bearing liabilities                 205,372      152,193       97,929      194,499      649,993
                                                 ---------    ---------    ---------    ---------    ---------

Repricing GAP during the period                  $ (38,135)   $ (23,488)   $  (9,240)   $ 121,094    $  50,231
                                                 =========    =========    =========    =========    =========

Cumulative GAP                                   $ (38,135)   $ (61,623)   $ (70,863)   $  50,231
                                                 =========    =========    =========    =========

Ratio of GAP during the period to total assets       -5.55%       -3.42%       -1.34%       17.62%
                                                 =========    =========    =========    =========

Ratio of cumulative GAP to total assets              -5.55%       -8.97%      -10.31%        7.31%
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