Form 10-K
period 2004-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2004-12-20
CIK 1107160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                           23-3028464
---------------------------------                         ----------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

271 Main Street
Harleysville, Pennsylvania                                        19438
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (215) 256-8828

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

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

The aggregate market value of the 1,808,928 shares of the Registrant's Common Stock held by non-affiliates (2,299,127 shares outstanding less 490,199 shares held by affiliates), based upon the closing price of $30.0 for the Common Stock on March 31, 2004, as reported by the Nasdaq Stock Market, was approximately $54.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 3, 2004:  2,299,127

                      DOCUMENTS INCORPORATED BY REFERENCE

      Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2004 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 15 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

================================================================================

                        HARLEYSVILLE SAVINGS FINANICAL CORPORATION
                             2004 ANNUAL REPORT ON FORM 10-K

                                    TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.  Business ......................................................    2
Item 2.  Properties ....................................................   30
Item 3.  Legal Proceedings .............................................   30
Item 4.  Submission of Matters to a Vote of Security Holders ...........   30

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities .............   31
Item 6.  Selected Financial Data .......................................   31
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .........................................   31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....   31
Item 8.  Financial Statements and Supplementary Data ...................   32
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..........................................   32
Item 9A. Controls and Procedures .......................................   32
Item 9B. Other Information .............................................   32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............   32
Item 11. Executive Compensation ........................................   33
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ...............................   33
Item 13. Certain Relationships and Related Transactions ................   33
Item 14. Principal Accounting Fees and Services ........................   33

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules .......................   34

SIGNATURES

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

                                     PART I

Item 1. Business.
-----------------

General

      Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from five full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2004, the Company had $718.2 million of total assets, $405.2 million of deposits and $44.3 million of stockholders' equity. The Company's stockholders' equity constituted 6.2% of total assets as of September 30, 2004.

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

Lending Activities

      Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2004, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $263.9 million or 43.1% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2004, mortgage-backed securities totaled $265.1 million and comprised 43.2% of the portfolio.

      As of September 30, 2004, loans secured by commercial real estate comprised $2.1 million or 0.3% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $80.1 million or 13.1% of the total loan and mortgage-backed securities portfolio as of September 30, 2004.

      As of September 30, 2004, the Company had $265.1 million, or 43.2%, of the total portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

      The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                              As of September 30,
                                          ------------------------------------------------------------
                                                 2004                 2003                  2002
                                          ------------------   ------------------   ------------------
                                           Amount    Percent    Amount    Percent    Amount    Percent
                                          --------   -------   --------   -------   --------   -------
                                                             (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family                        $255,023     41.7%   $234,748     43.6%   $233,057     46.7%
     Multi-family                              914      0.1       1,515      0.3       1,056      0.2
     Construction                            7,971      1.3      10,028      1.9       8,607      1.7
  Lot loans                                    576      0.1         923      0.2       1,247      0.2
  Mortgage-backed securities               265,087     43.2     230,247     42.6     193,330     38.8
  Commercial                                 2,141      0.3       1,015      0.2         496      0.1
                                          --------    -----    --------    -----    --------    -----
     Total real estate loans and
        mortgage-backed securities         531,712     86.9%    478,476     88.8%    437,793     87.7%
                                          --------    -----    --------    -----    --------    -----

Consumer loans:
  Education loans                               --       --%          1       --%        334      0.1%
  Installment equity loans                  46,257      7.6      29,726      5.5      41,451      8.3
  Line of credit loans                      32,329      5.3      29,420      5.5      18,530      3.7
  Savings account loans                        811      0.1         733      0.1         479      0.1
  Automobile and other loans                   732      0.1         578      0.1         726      0.1
                                          --------    -----    --------    -----    --------    -----
     Total consumer loans                   80,129     13.1%     60,458     11.2%     61,520     12.3%
     Total loans receivable and
        mortgage-backed securities         611,841    100.0%    538,934    100.0%    499,313    100.0%
                                          --------    -----    --------    -----    --------    -----

Less:
  Loans in process                          (5,238)              (7,829)              (6,503)
  Deferred loan fees                          (955)              (1,520)              (2,091)
  Allowance for loan losses                 (1,977)              (1,991)              (2,035)
                                          --------             --------             --------
     Total loans receivable and
        mortgage-backed securities, net   $603,671             $527,594             $488,684
                                          ========             ========             ========

                                                    As of September 30,
                                          ---------------------------------------
                                                 2001                 2000
                                          ------------------   ------------------
                                           Amount    Percent    Amount    Percent
                                          --------   -------   --------   -------
                                                   (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family                        $224,100     48.2%   $205,560     52.1%
     Multi-family                              972      0.3       1,016      0.3
     Construction                           14,649      3.1       6,580      1.7
  Lot loans                                  1,514      0.3       1,351      0.3
  Mortgage-backed securities               167,727     36.0     123,744     31.4
  Commercial                                   786      0.2         807      0.2
                                          --------    -----    --------    -----
     Total real estate loans and
        mortgage-backed securities         409,748     88.1%    339,058     86.0%
                                          --------    -----    --------    -----

Consumer loans:
  Education loans                            1,041      0.3%      1,414      0.4%
  Installment equity loans                  43,401      9.3      44,727     11.3
  Line of credit loans                       9,807      2.1       7,889      2.0
  Savings account loans                        617      0.1         619      0.1
  Automobile and other loans                   629      0.1         641      0.2
                                          --------    -----    --------    -----

     Total consumer loans                   55,495     11.9%     55,290     14.0%
     Total loans receivable and
        mortgage-backed securities         465,243    100.0%    394,348    100.0%
                                          --------    -----    --------    -----

Less:
  Loans in process                          (9,919)              (3,845)
  Deferred loan fees                        (2,052)              (1,946)
  Allowance for loan losses                 (2,036)              (2,038)
                                          --------             --------
     Total loans receivable and
        mortgage-backed securities, net   $451,236             $386,519
                                          ========             ========

      Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2004 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

                                Principal         Principal Repayments Contractually Due in Year(s) Ended September 30,
                               Balance at     -------------------------------------------------------------------------------
                              September 30,                                2007-       2009-2014        2015-       2020 and
                              -------------                               --------     ---------      --------     ----------
                                  2004          2005          2006          2008                        2019       Thereafter
                              -------------   --------      --------      --------                    --------     ----------
Real estate loans:                                                     (In Thousands)
  Residential
  Single-family                 $255,023      $  3,826      $  4,080      $ 13,771      $ 31,368      $ 44,884      $157,094
  Multi-family                       914            14            15            49           112           161           563
  Construction                     7,971           120           128           430           980         1,403         4,910
Lot loans                            576            31            34           116           261           134            --
Mortgage-backed Securities       265,087         3,974         4,507        14,847        33,401         6,920       161,438
Commercial                         2,141            78            83           293           679         1,008            --
Consumer and other loans          80,129         9,856        10,577        36,679        18,029         4,988            --
                                --------      --------      --------      --------      --------      --------      --------
           Total(1)             $611,841      $ 17,899      $ 19,424      $ 66,185      $ 84,830      $ 99,498      $324,005
                                ========      ========      ========      ========      ========      ========      ========

(1) With respect to the $594.0 million of loans with principal maturities contractually due after September 30, 2004, $558.0 million have fixed rates of interest and $36.0 million have adjustable or floating rates of interest.

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

      During the year ended September 30, 2004, the Company did not sell any mortgage-backed securities. During the year ended September 30, 2003, the Company sold $13.0 million of mortgage-backed securities for a gain of $159,000. The Company sold $2.6 million, $1.4 million and $2.5 million of loans during fiscal 2004, 2003 and 2002, resulting in a gain of approximately $61,000, $16,000 and $31,000, respectively.

      The Company's total loan originations decreased by $24.9 million or 15.3% in fiscal 2004 and increased by $42.0 million or 34.9% in fiscal 2003. Of the $137.6 million and $162.5 million of single-family loans originated in fiscal 2004 and 2003, $16.8 million and $67.8 million, respectively, were loans originated to refinance property, $67.3 million and $102.0 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $58.6 million and $46.3 million or 43.2% and 28.6% of total loan originations during fiscal 2004 and 2003, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

      The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                Year Ended September 30,
                                                            --------------------------------
                                                              2004        2003        2002
                                                            --------    --------    --------
                                                                     (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                          $ 69,124    $102,712    $ 62,939
     Multi-family                                                300       1,380         266
     Construction                                              9,526      12,007      11,224
    Lot loans                                                     --         109         815
                                                            --------    --------    --------
         Total real estate loan originations                  78,950     116,208      75,244
Consumer loan originations(1)                                 58,655      46,288      45,255
                                                            --------    --------    --------
         Total loan originations                             137,605     162,496     120,499
Purchases of mortgage-backed securities                      121,201     277,885      87,280
                                                            --------    --------    --------
         Total loan originations, and purchases              258,806     440,381     207,779

Principal loan and mortgage-backed securities repayments     183,321     386,359     170,574
Sales of loans and mortgage-backed securities                  2,578      14,401       9,840
                                                            --------    --------    --------
         Total principal repayments and sales                185,899     400,760     180,414
                                                            --------    --------    --------
           Net increase in loans                            $ 72,907    $ 39,621    $ 27,365
                                                            ========    ========    ========

------------
(1) Includes installment home equity loans, home equity lines of credit, vehicle loans, Pennsylvania Higher Education Assistance loans, secured and unsecured personal loans and lines of credit.

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

      In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2004, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $2.1 million, which did not exceed the Company's loan to one borrower limitation.

      Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $333,700 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 75% of the appraised value.

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

      The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $1.0 million, are held in the portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2004, $263.9 million or 43.1% and $914,000 or .1% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2004, approximately $498.1 million or 93.7% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $33.6 million or 6.3% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

      During the year ended September 30, 2004, the Company originated $5.5 million of ARM mortgages. ARMs represented 6.9% and 1.1% of the Company's total mortgage loan portfolio originations in fiscal 2004 and 2003, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

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

      Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2004, $8.0 million or 1.3% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

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

      Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-
earning assets. Originations of consumer loans as a percent of total loan originations amounted to 42.6% and 28.6% during fiscal 2004 and 2003, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

      Home equity loans continue to be a popular product and represented $78.6 million or 12.8% of the loan and mortgage-backed securities portfolio at September 30, 2004. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2004, the Company had outstanding 2,707 home equity loans of which 1,309 were installment equity loans and 1,398 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $32.3 million and there was approximately $36.2 million of unused credit available on such loans.

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

      Loans fees generated on origination of real estate mortgage loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income as a yield adjustment over the estimated remaining terms of such loans using the interest method. The Company recorded income of $513,000, $2.0 million and $635,000 in deferred loan fees in fiscal 2004, 2003 and 2002, respectively.

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

      As of September 30, 2004, the Company was servicing $4.5 million of loans for others, which related to loans sold by the Company to the FHLMC and Federal Home Loan Bank of Pittsburgh in the amounts of $2.0 million and $2.5 million, respectively. The Company receives a servicing fee of 0.25% on such loans.

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

      All interest accrued but not collected for loans that are placed nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had no loans outstanding which were recorded as loans accounted for on a non-accrual basis as of the end of fiscal 2004 and 2003.

      If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" ("REO") account until it is sold. When property is acquired, it is recorded at the lower of carrying or market value at the date of acquisition and any write-down resulting is reclassed to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no REO at the end of fiscal 2004 and 2003.

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

                                                           As of September 30,
                                                         ----------------------
                                                         2004     2003     2002
                                                         ----     ----     ----
                                                         (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                      $ --     $ --     $ --
  Accruing loans 90 days overdue                          291      273      167
  Troubled debt restructurings                             --       --       --
                                                         ----     ----     ----
           Total                                          291      273      167
                                                         ----     ----     ----
Consumer loans:
  Non-accrual loans                                        --       --       --
  Accruing loans 90 days overdue                           --       --       --
  Troubled debt restructurings                             --       --       --
                                                         ----     ----     ----
           Total                                           --       --       --
                                                         ----     ----     ----

Total non-performing loans:
  Non-accrual loans                                        --       --       --
  Accruing loans 90 days overdue                          291      273      167
  Troubled debt restructurings                             --       --       --
                                                         ----     ----     ----
           Total                                         $291     $273     $167
                                                         ====     ====     ====

Total non-performing loans to total loans                 .09%     .09%     .05%
Total other real estate owned, net of related reserves     --       --       --
Total non-performing loans and other real
  estate owned to total assets                            .04%     .04%     .03%

      Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2004, 2003 or 2002 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

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

      The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                         Year Ended September 30,
                                             -------------------------------------------------------------------------------
                                                 2004             2003             2002             2001             2000
                                             -----------      -----------      -----------      -----------      -----------
Allowances at beginning of year              $ 1,990,672      $ 2,034,832      $ 2,036,188      $ 2,038,131      $ 2,040,000
 Provision for loan losses charged to
  operating expenses                                  --               --               --               --               --
Recoveries                                         1,571               --            5,113               --               --
Loans charged off                                (15,394)         (44,160)          (6,469)          (1,943)          (1,869)
                                             -----------      -----------      -----------      -----------      -----------
Allowances at end of year                    $ 1,976,849      $ 1,990,672      $ 2,034,832      $ 2,036,188      $ 2,038,131
                                             ===========      ===========      ===========      ===========      ===========

Ratio of net charge-offs to average loans
  outstanding                                         --               --               --               --               --
Ratio of allowances to period-end loans              .58%             .66%             .68%             .69%             .77%

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

      The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax-exempt obligations, ARM mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2004 was $99.6 million.

      The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                                As of September 30,
                                          -------------------------------
                                           2004        2003        2002
                                          -------    --------    --------
                                                  (In Thousands)
      Interest-bearing deposits at
         other depository institutions    $ 3,040    $  4,836    $ 34,872
      Tax-exempt obligations               24,966      25,290      24,881
      ARM mutual funds                      6,685       3,812      12,000
      Equities                                971       1,061          --

      U.S. Government and agency
         obligations held to maturity      43,196      58,036      30,784
      FHLB of Pittsburgh stock             15,184      13,782      10,497
                                          -------    --------    --------
                 Total                    $94,042    $106,817    $113,034
                                          =======    ========    ========

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

                                                  As of September 30,
                            -----------------------------------------------------------------
                                   2004                  2003                  2002
                            --------------------  --------------------  ---------------------
                                      Percent of            Percent of            Percent of
                             Amount    Deposits    Amount    Deposits    Amount    Deposits
                            --------  ----------  --------  ----------  --------  -----------
                                                 (Dollars in Thousands)
Passbook and club
  Accounts                  $  4,047      1.0%    $  4,027      1.1%    $  3,327      0.9%
NOW accounts                  19,839      4.9       17,340      4.6       14,052      3.8
Checking accounts             11,767      2.9       10,047      2.6        8,572      2.3
Money market demand
  Accounts                    99,225     24.5       95,729     25.1       82,562     22.2
Certificates of deposit:
         6 month               8,650      2.1       10,649      2.8       16,497      4.4
         9 month               3,031      0.7        3,431      0.9        5,240      1.4
         12 month             16,471      4.1       18,798      4.9       20,640      5.5
         15 month              4,554      1.1        6,774      1.8        8,343      2.2
         17 month              2,474      0.6        3,573      0.9        5,384      1.4
         18 month             18,967      4.7       26,565      7.0       39,080     10.5
         24 month             12,297      3.0       17,041      4.5       32,345      8.7
         27 month             12,326      3.0       23,359      6.1       19,133      5.1
         36 month             35,024      8.6       23,655      6.2       22,290      6.0
         48 month             60,392     14.9       25,020      6.6       11,701      3.1
         60 month             38,901      9.6       39,495     10.4       34,257      9.2
         Other                 7,057      1.7        8,988      2.4        5,268      1.4

Retirement accounts:
 Money market deposit
   Accounts                    1,224      0.3        1,242      0.3          902      0.2
 Certificates of deposit      48,985     12.1       44,954     11.8       42,354     11.4
                            --------    -----     --------    -----     --------    -----
Total deposits              $405,231    100.0%    $380,687    100.0%    $371,947    100.0%
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

      The following table presents certain information concerning the Company's deposit accounts as of September 30, 2004 and the scheduled quarterly maturities of its certificates of deposit.

                                                          Percentage of   Weighted Average
                                                Amount    Total Deposits    Nominal Rate
                                               --------   --------------  ----------------
                                                       (Dollars in Thousands)
Passbook and club accounts                     $  4,047          1.0%           0.67%
NOW accounts                                     19,839          4.9            0.15
Checking accounts                                11,767          2.9            0.22
Money market deposits accounts(1)               100,449         24.8            1.03
                                               --------        -----           -----
         Total                                 $136,102         33.6%           0.82%
                                               ========        =====           =====

Certificate accounts maturing by quarter:
     December 31, 2004                         $ 34,023          8.4            2.15

     March 31, 2005                              28,284          7.0            1.92
     June 30, 2005                               21,168          5.2            2.07
     September 30, 2005                          14,012          3.5            2.17
     December 31, 2005                            8,682          2.1            3.15

     March 31, 2006                               6,622          1.6            3.09
     June 30, 2006                                7,608          1.9            3.85
     September 30, 2006                          19,202          4.7            4.04
     December 31, 2006                           24,954          6.2            3.20

     March 31, 2007                              17,417          4.3            3.40
     June 30, 2007                               11,617          2.9            4.07
     September 30, 2007                          15,069          3.7            4.35

Thereafter                                       60,471         14.9            3.71
                                               --------        -----           -----
Total certificate accounts(1)                   269,129         66.4            3.09
                                               --------        -----           -----
         Total deposits                        $405,231        100.0%           2.33%
                                               ========        =====           =====

------------
(1)   Includes retirement accounts.

      Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $97.5 million of certificates of deposit which mature during the 12 months ended September 30, 2005.

      The following table sets forth the net deposit flows of the Company during the periods indicated.


                                                   Year Ended September 30,
                                                ------------------------------
                                                  2004       2003        2002
                                                -------    -------     -------
                                                        (In Thousands)
(Decrease)/increase before interest credited    $ 1,770    $    (9)    $11,241
Interest credited                                 7,474      8,749      10,559
                                                -------    -------     -------
Net deposit increase                            $24,544    $ 8,740     $21,800
                                                =======    =======     =======

      The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2004 which mature during the periods indicated.

                                                     Amounts at September 30, 2004 Maturing
                                    As of       ------------------------------------------------
                                 September 30,  One Year
                                     2004       or Less     Two Years   Three Years   Thereafter
                                 -------------  -------     ---------   -----------   ----------
                                                          (In Thousands)
Certificate accounts:
  0.01% to 2.00%                   $ 78,220      $67,555      $10,660      $     5      $    --
  2.01% to 4.00%                    135,114       22,006        9,985       44,854       58,269
  4.01% to 6.00%                     52,358        7,129       18,833       24,194        2,202
  6.01% to 8.00%                      3,437          797        2,636            4           --
                                   --------      -------      -------      -------      -------
Total certificate accounts(1)      $269,129      $97,487      $42,114      $69,057      $60,471
                                   ========      =======      =======      =======      =======

----------
(1)   Includes retirement accounts.

      The following table sets forth the maturity of certificate deposits in excess of $100,000 as of September 30, 2004.

                                          Amount
                                       --------------
                                       (In Thousands)
    1 to 3 months                        $ 2,385
    4 to 6 months                          2,672
    7 to 12 months                         2,374
    Thereafter                            20,665
                                         -------
    Total                                $28,096
                                         =======

      Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2004, the Bank had FHLB advances with maturities of one year or less totaling $40.4 million at an interest rate of 3.4% and FHLB advances with maturities of 13 months to 10 years totaling $225.5 million at interest-rates ranging from 3.55% to 6.08%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

      The  following  table  sets  forth  certain   information   regarding  the
borrowings of the Company as of the dates indicated.

                                                        September 30,
                            -----------------------------------------------------------------------
                                    2004                     2003                    2002
                            --------------------     --------------------      --------------------
                                        Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                             Balance      Rate        Balance       Rate        Balance      Rate
                            --------    --------     --------    --------      --------   ---------
                                                    (Dollars in Thousands)
Advances from FHLB
   of Pittsburgh            $265,953      4.34%      $228,817       4.76%      $207,502      5.37%

      The  following  table  sets  forth  certain  information   concerning  the
short-term borrowings of the Company for the periods indicated.

                                                 Year Ended September 30,
                                            ------------------------------------
                                              2004          2003          2002
                                            -------       -------       --------
                                                   (Dollars in Thousands)
Advances from FHLB of Pittsburgh:
   Average balance outstanding              $20,267       $ 4,496       $    --

   Maximum amount outstanding at any
      month-end during the period            25,600        18,500         1,900

   Weighted average interest rate
     during the period                         1.38%         1.20%         2.08%

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

Employees

      The Company had 53 full-time employees and 46 part-time employees as of September 30, 2004. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. This will be required for the Company in fiscal 2005. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

      FDIC Insurance Premiums. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2004 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2004 was 0.015% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2004, the Bank's regulatory capital exceeded all of its capital requirements.

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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2004, the Bank met each of its capital requirements.

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

      The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank's subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. $1.3 million was invested in HARL, LLC as of September 30, 2004.

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

      A thrift institution required to change its method of computing reserves for bad debts to the experience method treats such change as a change in method of accounting determined solely with respect to the "applicable excess reserves" of the institutions. The amount of applicable excess reserves is taken into account ratably over a six taxable-year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company has not incurred any additional tax expense. Amounts that had been previously deferred will be reversed for financial reporting purposes and will be included in the income tax return of the Company, increasing income tax payable. The change from the experience method to the specific charge-off method in the current year will not result in a recapture of bad debt reserves for tax purposes. Retained earnings at September 30, 2004 and 2003 included approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2004, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Subsidiary

      The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2004 amounted to approximately $135.7 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL LLC ("HARL"). FFS was established to engage in the sale of insurance products through a third party. HARL was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

Item 2. Properties.
------------------

      As of September 30, 2004, the Company conducted its business from its main office in Harleysville, Pennsylvania and five other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

                                                                                    Net Book Value of
                                                                                      Property and
                                                                                        Leasehold
                                                                    Lease            Improvements at
                                                 Owned or         Expiration          September 30,
  County                    Address               Leased             Date                  2004           Deposits
----------        --------------------------    ----------    ----------------      -----------------   -----------
                                                                                             (In Thousands)
Montgomery        271 Main Street
                  Harleysville, Pennsylvania      Owned              --                   $1,184         $142,761

Montgomery        640 East Main Street
                  Lansdale, Pennsylvania          Leased         May 2043(1)                 958           32,480

Montgomery        1550 Hatfield Valley Road
                  Hatfield, Pennsylvania          Leased       January 2064(1)               882           89,501

Montgomery        2301 West Main Street
                  Norristown, Pennsylvania         Owned              --                     594           91,724

Montgomery        3090 Main Street
                  Sumneytown, Pennsylvania         Owned              --                     354           48,765
                                                                                          ------         --------
                                                                            Total         $3,972         $405,231
                                                                                          ======         ========

------------
(1)   The land at this office is leased; however, the Bank owns the building.

Item 3. Legal Proceedings.
-------------------------

      The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

      Not Applicable.

                                     PART II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities.
        ------------------------------------------

      (a) The information required herein is incorporated by reference from page 27 of the Company's 2004 Annual Report to Stockholders ("Annual Report") and from Part III, Item 12 hereof.

      (b) Not applicable.

      (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of Common Stock of the Company during the indicated periods.

                                                         Total Number of
                                                       Shares Purchased as      Maximum Number of
                          Total Number    Average       Part of Publicly     Shares that May Yet Be
                           of Shares     Price Paid     Announced Plans or     Purchased Under the
        Period             Purchased     per Share          Programs          Plans or Programs(1)
----------------------   -------------  ------------  --------------------   ----------------------
July 1-31, 2004                --         $    --              --                   106,600
August 1-31, 2004              --              --              --                   106,600
September 1-30, 2004           --              --              --                   106,600
                            -----         -------           -----                   -------
     Total                     --         $    --              --                   106,600
                            =====         =======           =====                   =======

------------
(1) On June 18, 2003, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 115,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6. Selected Financial Data.
-------------------------------

      The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        -------------

      The information required herein is incorporated by reference from pages 4 to 9 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

      The information required herein is incorporated by reference from pages 6 to 8 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

      The information required herein is incorporated by reference from pages 10 to 26 of the Annual Report.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          --------------------

      Not Applicable.

Item 9A. Controls and Procedures.
--------------------------------

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
--------------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2005 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics, was included as an exhibit to the Company's Form 10-K for the year ended September 30, 2003 and filed with the Securities and Exchange Commission, may also be found on the Company's website at www.harleysvillesavingsbank.com.

Item 11. Executive Compensation.
-------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Management Compensation" in the Proxy Statement.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

      Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2004.

                                  Number of Shares to be      Weighted-             Number of Shares
                                      issued upon the      Average Exercise     Remaining Available for
                                        Exercise of            Price of       Future Issuance (Excluding
                                    Outstanding Options,     Outstanding        Shares Reflected in the
          Plan Category             Warrants and Rights        Options                First Column)
--------------------------------  ----------------------   ----------------   --------------------------
Equity Compensation Plans
  Approved by Security Holders             121,189            $   18.26                   54,625
Equity Compensation Plans Not
   Approved by Security Holders                 --                   --                       --
                                           -------            ---------                   ------
             Total                         121,189            $   18.26                   54,625
                                           =======            =========                   ======


Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Management Compensation - Indebtedness of Management" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Relationship with Independent Auditors" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

      (a)(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

      Report of Independent Registered Public Accounting Firm
      Consolidated Statements of Financial Condition as of September 30, 2004
         and 2003
      Consolidated Statements of Income for the Years Ended September 30, 2004,
         2003 and 2002
      Consolidated Statements of Stockholders' Equity for the Years Ended
         September 30, 2004, 2003 and 2002
      Consolidated Statements of Cash Flows for the Years Ended September 30,
         2004, 2003 and 2002
      Notes to Consolidated Financial Statements

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (b) Exhibits

            The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

          No.                                    Exhibits                                            Location
      ---------  -------------------------------------------------------------------------      -----------------
          3.1    Articles of Incorporation                                                             (1)
          3.2    Bylaws                                                                                (1)
            4    Common Stock Certificate                                                              (1)
         10.1    1995 Employee Stock Purchase Plan*                                                    (3)
         10.2    1995 Stock Option Plan*                                                               (3)
         10.3    2000 Stock Option Plan*                                                               (2)
         10.4    Profit Sharing Incentive Plan*                                                        (3)
         10.5    Employment Agreements with Edward J. Molnar, Ronald B.
                    Geib, and Marian Bickerstaff*                                                      (2)
           13    Annual Report to Stockholders                                                   Filed herewith
           22    Subsidiaries of the Registrant - Reference is made to "Item 1. Business
                   - Subsidiaries" of this Form 10-K for the required information                      --
           23    Consent of Deloitte & Touche LLP                                                Filed herewith
         31.1    Certification of Chief Executive Officer                                        Filed herewith
         31.2    Certification of Chief Financial Officer                                        Filed herewith

          No.                                    Exhibits                                            Location
      ---------  -------------------------------------------------------------------------      -----------------
         32.1    Section 1350 Certification of the Chief Executive Officer                       Filed herewith
         32.2    Section 1350 Certification of the Chief Financial Officer                       Filed herewith
           99    Code of Conduct and Ethics                                                            (3)

-----------------
*     Denotes management compensation plan or arrangement

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2000.

(2) Incorporated by reference to the Company's definitive proxy statement dated December 19, 2000 filed with the SEC.

(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, filed with the SEC on December 23, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARLEYSVILLE SAVINGS
                                       FINANCIAL CORPORATION


December 17, 2004                      By:  /s/ Edward J. Molnar
                                            ------------------------------------
                                            Edward J. Molnar
                                            Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Edward J. Molnar                                      December 17, 2004
----------------------------------------
Edward J. Molnar
Chief Executive Officer
and Director
(principal executive officer)


/s/ Brendan J. McGill                                     December 17, 2004
----------------------------------------
Brendan J. McGill
Senior Vice President, Treasurer
and Chief Financial Officer
(principal financial and principal
accounting officer)


/s/ Sanford L. Alderfer                                   December 17, 2004
----------------------------------------
Sanford L. Alderfer
Director


/s/ Paul W. Barndt                                        December 17, 2004
----------------------------------------
Paul W. Barndt
Director

/s/ Philip A. Clemens                                      December 17, 2004
----------------------------------------
Philip A. Clemens
Director


/s/ Mark R. Cummins                                        December 17, 2004
----------------------------------------
Mark R. Cummins
Director


/s/ David J. Friesen                                       December 17, 2004
----------------------------------------
David J. Friesen
Director


/s/ Ronald B. Geib                                         December 17, 2004
----------------------------------------
Ronald B. Geib
Director,  President and
   Chief Operating Officer


/s/ George W. Meschter                                     December 17, 2004
----------------------------------------
George W. Meschter
Director