Form 10-Q
period 2004-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2005-02-15
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            December 31, 2004
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                       to
                                    --------------------------------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   ------

APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of shares
outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 2,314,743 as of February 14, 2005

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      Index
                                      -----

                                                                                                           PAGE(S)
                                                                                                           -------
Part I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Unaudited Condensed Consolidated Statements of Financial Condition as of
                        December 31, 2004 and September 30, 2004                                               1

                        Unaudited Condensed Consolidated Statements of Income for the Three
                        Months Ended December 31, 2004 and 2003                                                2

                        Unaudited Condensed Consolidated Statement of Comprehensive Income
                        for the Three Months Ended December 31, 2004 and 2003                                  3

                        Unaudited Condensed Consolidated Statement of Stockholders' Equity
                        for the Three Months Ended December 31, 2004                                           3

                        Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                        Ended December 31, 2004 and 2003                                                       4

                        Notes to Unaudited Condensed Consolidated Financial Statements                       5 - 11

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                 12 - 14

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          14 - 15

              Item 4.   Control  and Procedures                                                             15 - 16

Part II   OTHER INFORMATION

              Item 1. - 6.                                                                                     17

              Signatures                                                                                       18

                   Harleysville Savings Financial Corporation
            Condensed Consolidated Statements of Financial Condition

                                                                               December 31,    September 30,
                                                                                   2004             2004
                                                                              -------------    -------------
                                                                               (Unaudited)
Assets
Cash and amounts due from depository institutions                             $   1,469,279    $   1,679,171
Interest bearing deposits in other banks                                          3,525,579        3,039,613
                                                                              -------------    -------------
     Total cash and cash equivalents                                              4,994,858        4,718,784
Investment securities held to maturity (fair value -
        December 31, $72,018,000; September 30, $69,439,000)                     71,009,105       68,161,572
Investment securities available-for-sale at fair value                            3,686,802        7,714,840
Mortgage-backed securities held to maturity (fair value -
        December 31, $267,083,000; September 30, $262,560,000)                  266,453,322      261,291,730
Mortgage-backed securities available-for-sale at fair value                       2,550,961        3,795,274
Loans receivable (net of allowance for loan losses -
        December 31, $1,974,000; September 30, $1,977,000)                      341,109,930      338,584,205
Accrued interest receivable                                                       2,994,933        3,069,038
Federal Home Loan Bank stock - at cost                                           15,339,700       15,184,100
Office properties and equipment, net                                              5,934,367        5,748,975
Deferred income taxes                                                               355,630          385,545
Prepaid expenses and other assets                                                12,527,220        9,577,465
                                                                              -------------    -------------
TOTAL ASSETS                                                                  $ 726,956,828    $ 718,231,528
                                                                              =============    =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                 $ 408,766,398    $ 405,230,639
     Advances from Federal Home Loan Bank                                       268,222,373      265,952,993
     Accrued interest payable                                                     1,183,093        1,126,113
     Advances from borrowers for taxes and insurance                              2,798,921        1,058,007
     Accounts payable and accrued expenses                                          783,528          550,864
                                                                              -------------    -------------
Total liabilities                                                               681,754,313      673,918,616
                                                                              -------------    -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       7,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued, Dec. 2004 and Sept. 2004, 2,316,490
       and outstanding Dec. 2004, 2,303,793; Sept. 2004, 2,299,127                   23,165           23,165
     Paid-in capital in excess of par                                             7,445,274        7,426,853
     Treasury stock, at cost (Dec. 2004, 12,697 shares; Sept. 2004, 17,363)        (302,905)        (414,430)
     Retained earnings - partially restricted                                    37,993,820       37,244,200
     Accumulated other comprehensive income                                          43,161           33,124
                                                                              -------------    -------------
Total stockholders' equity                                                       45,202,515       44,312,912
                                                                              -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 726,956,828    $ 718,231,528
                                                                              =============    =============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                        For the Three Months Ended
                                                                December 31,
                                                        --------------------------
                                                            2004            2003
                                                            ----            ----
Interest Income:
  Interest on mortgage loans                            $3,807,587      $3,754,577
  Interest on mortgage-backed securities                 2,846,287       2,502,995
  Interest on consumer and other loans                   1,055,729         827,367
  Interest and dividends on tax-exempt investments         336,580         341,500
  Interest and dividends on taxable investments            539,820         637,537
                                                        ----------      ----------
Total interest income                                    8,586,003       8,063,976
                                                        ----------      ----------

Interest Expense:
  Interest on deposits                                   2,395,751       2,301,002
  Interest on borrowings                                 2,954,901       2,870,437
                                                        ----------      ----------
Total interest expense                                   5,350,652       5,171,439
                                                        ----------      ----------

Net Interest Income                                      3,235,351       2,892,537
Provision for Loan Losses                                       --              --
                                                        ----------      ----------
Net Interest Income after Provision
  for Loan Losses                                        3,235,351       2,892,537
                                                        ----------      ----------

Non-Interest Income:
  Gain on sales of loans                                        --           6,423
  Gain on sales of securities                               63,743         109,988
  Other income                                             342,744         336,880
                                                        ----------      ----------
Total other income                                         406,487         453,291
                                                        ----------      ----------

Non-Interest Expenses:
  Salaries and employee benefits                         1,016,619         875,130
  Occupancy and equipment                                  369,511         348,451
  Deposit insurance premiums                                14,670          14,582
  Other                                                    558,143         508,328
                                                        ----------      ----------
Total other expenses                                     1,958,943       1,746,491
                                                        ----------      ----------

Income before Income Taxes                               1,682,895       1,599,337

Income tax expense                                         427,400         391,000
                                                        ----------      ----------

Net Income                                              $1,255,495      $1,208,337
                                                        ==========      ==========

Basic Earnings Per Share                                $     0.55      $     0.53
                                                        ==========      ==========
Diluted Earnings Per Share                              $     0.54      $     0.52
                                                        ==========      ==========

Dividends Per Share                                     $     0.22      $     0.20
                                                        ==========      ==========

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income

                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                 ------------------------------
                                                                                       2004               2003
---------------------------------------------------------------------------------------------------------------
Net Income                                                                       $1,255,495         $1,208,337

Other Comprehensive Income

Unrealized gain on securities net of tax
expense - 2004, ($3,653); 2003, ($19,427)                                            10,037 (1)         37,711
                                                                                 ----------         ----------

Total Comprehensive Income                                                       $1,265,532         $1,246,048
                                                                                 ==========         ==========

                                                                                     2004               2003
                                                                                     ----               ----
(1)  Disclosure of reclassification amount, net of tax for the years ended:
     Net unrealized gain arising during the year                                 $   52,107         $  110,303
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2004, $21,673; 2003, $37,396                                42,070             72,592
                                                                                 ----------         ----------

     Net unrealized gain on securities                                           $   10,037         $   37,711
                                                                                 ==========         ==========

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                            Paid-in                   Retained      Accumulated
                                                            Capital                   Earnings-        Other         Total
                                               Common      in Excess    Treasury      Partially    Comprehensive  Stockholders'
                                                Stock       of Par        Stock       Restricted       Income        Equity
                                             -----------  -----------  -----------   ------------  -------------  -------------
Balance at October 1, 2004                   $    23,165  $ 7,426,853  $  (414,430)  $ 37,244,200  $      33,124  $ 44,312,912
 Net Income                                                                             1,255,495                    1,255,495
 Dividends - $.22 per share                                                              (505,875)                    (505,875)
 Treasury stock delivered under
   Dividend Reinvestment Plan                                  19,028      104,354                                     123,382
 Treasury stock delivered under
    employee stock plan                                          (607)       7,171                                       6,564
 Unrealized holding gain on available -for-
sale securities, net of tax                                                                               10,037         10,037
                                             -----------  -----------  -----------   ------------  -------------  -------------

Balance at December 31, 2004                 $    23,165  $ 7,445,274  $  (302,905)  $ 37,993,820  $      43,161  $  45,202,515
                                             ===========  ===========  ===========   ============  =============  =============

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                   Three Months Ended December 31,
                                                                   -------------------------------
                                                                         2004           2003
                                                                         ----           ----
Operating Activities:
Net Income                                                           $  1,255,495   $  1,208,337
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                           64,224        127,976
    Proceeds from the sale of loans held for sale                                        794,147
    Origination of loans held for sale                                                  (787,724)
    Gain on sale of investments                                           (63,743)      (109,988)
    Gain on sale of loans                                                                 (6,423)
    Amortization of deferred loan fees                                    (54,480)      (194,102)
    Changes in assets and liabilities which provided (used) cash:
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                                   232,664        (26,528)
    (Increase) decrease in prepaid expenses and other assets           (2,949,755)       122,563
    Decrease (increase) in accrued interest receivable                     74,105       (275,914)
    Increase in accrued interest payable                                   56,980         56,899
                                                                     ------------   ------------
Net cash (used in) provided by operating activities                    (1,384,510)       909,243
                                                                     ------------   ------------

Investing Activities:
Purchase of investment securities held to maturity                    (11,000,000)    (3,989,750)
Proceeds from maturities of investment securities held to maturity      8,152,467      3,296,553
Purchase of FHLB stock                                                   (155,600)      (796,100)
Long-term loans originated or acquired                                (27,479,179)   (39,491,101)
Purchase of mortgage-backed securities held to maturity               (20,131,609)   (52,610,249)
Purchase of mortgage-backed securities available for sale                             (5,010,238)
Purchase of investment securities available for sale                     (575,249)
Proceeds from sales of investment securities available for sale         4,613,148
Principal collected on long-term loans & mortgage-backed securities    41,316,098     51,928,175
Purchases of premises and equipment                                      (249,616)       (30,515)
                                                                     ------------   ------------
Net cash used in investing activities                                  (5,509,540)   (46,703,225)
                                                                     ------------   ------------

Financing Activities:
Net increase  in demand deposits, NOW accounts
    and savings accounts                                                1,262,241      7,260,515
Net increase in certificates of deposit                                 2,273,518      3,924,692
Cash dividends                                                           (505,875)      (453,368)
Net increase in FHLB advances                                           2,269,380     29,266,135
Proceeds from the reissuance of treasury stock                            129,946        137,527
Net increase in advances from borrowers for taxes & insurance           1,740,914      1,633,976
                                                                     ------------   ------------
Net cash provided by financing activities                               7,170,124     41,769,477
                                                                     ------------   ------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                         276,074     (4,024,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          4,718,784      6,401,598
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  4,994,858   $  2,377,093
                                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                     $     31,000   $    104,631
    Interest expense                                                    5,293,672      5,114,540

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

Accounting for Stock Options - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. Harleysville Savings Financial Corporation (the "Company") has elected to continue application of APB Opinion No. 25 and related interpretations for stock options and, accordingly no compensation expense has been recorded in the consensed consolidated financial statements. There was no proforma effect in the three month periods ended December 31, 2004 and 2003. Effective for the first interim or annual reporting period that begins after June 15, 2005, the FASB will require that the Company recognize financial expense for the fair value of stock options that are granted or vest after that date. FASB set forth these rules in Statement No. 123(R), Share-Based Payment, which became final December 16, 2004. Management believes this will not have a material impact to the Company.

Recent Accounting Pronouncements - In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance For the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company's consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.


                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                           December 31, 2004
                                                           Gross          Gross
                                            Amortized   Unrealized     Unrealized    Approximate
                                               Cost        Gains         Losses      Fair Value
                                           -----------  -----------   ------------   -----------
U.S. Government Agencies
      Due after 1 years through 5 years    $ 5,999,580                $    (38,580)  $ 5,961,000
      Due after 5 years through 10 years    12,096,165  $   164,455        (25,620)   12,235,000
      Due after 10 years through 15 years   27,928,656        6,942       (623,598)   27,312,000
Tax Exempt Obligations
      Due after 10 years through 15 years    8,161,251      515,749                    8,677,000
      Due after 15 years                    16,823,453    1,009,547                   17,833,000
                                           -----------  -----------   ------------   -----------

Total Investment Securities                $71,009,105  $ 1,696,693   $   (687,798)  $72,018,000
                                           ===========  ===========   ============   ===========

A summary of investment with unrealized losses, aggregated by category, at December 31, 2004 is as follows:

                                 Less than 12 Months            12 Months or Longer           Total           Total
                            Fair Value  Unrealized Losses   Fair Value  Unrealized Losses  Fair Value   Unrealized Losses
                            ----------  -----------------   ----------  -----------------  ----------   -----------------
US Government agencies      $34,245,050      $(687,798)      $      --      $      --      $34,245,050      $(687,798)
                            -----------      ---------       ---------      ---------      -----------      ---------
Total                       $34,245,050      $(687,798)      $      --      $      --      $34,245,050      $(687,798)
                            ===========      =========       =========      =========      ===========      =========


Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the securities are temporarily impaired.

                                                                      September 30, 2004
                                                                           Gross             Gross
                                                       Amortized        Unrealized         Unrealized         Approximate
                                                         Cost              Gains             Losses           Fair Value
                                                    ------------        ----------        -----------        ------------
U.S. Government Agencies
      Due after 1 years through 5 years             $    999,347                          $     (347)        $    999,000
      Due after 5 years through 10 years              15,278,032        $  186,208           (21,240)          15,443,000
      Due after 10 years through 15 years             26,918,369            22,286          (402,655)          26,538,000
Tax Exempt Obligations
      Due after 10 years through 15 years              6,932,105           453,895                              7,386,000
      Due after 15 years                              18,033,719         1,039,281                             19,073,000
                                                    ------------        ----------        -----------        ------------
Total Investment Securities                         $ 68,161,572        $1,701,670        $ (424,242)        $ 69,439,000
                                                    ============        ==========        ===========        ============

At December 31,2004 and September 30, 2004, U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are callable periodically by the issuing agency. These structured notes were comprised of step-up bonds with par values of $35.7 and $38.7 million respectively, at December 31, 2004 and September 30, 2004. The Company has the positive intent and the ability to hold these securities to maturity.

                                    page -6-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                      December 31, 2004
                                                    Gross            Gross
                                  Amortized       Unrealized       Unrealized
                                    Cost             Gain            Losses          Fair Value
                                 -----------      -----------      -----------       -----------
Equities                         $   972,917      $    72,437      $    (4,199)      $ 1,041,155
Mutual Funds                       2,645,647                                           2,645,647
                                 -----------      -----------      -----------       -----------

Total Investment Securities      $ 3,618,564      $    72,437      $    (4,199)      $ 3,686,802
                                 ===========      ===========      ===========       ===========

A summary of investment with unrealized losses, aggregated by category, at December 31, 2004 is as follows:

                  Less than 12 Months             12 Months or Longer           Total          Total
              Fair Value  Unrealized Losses   Fair Value  Unrealized Losses  Fair Value   Unrealized Losses
              ----------  -----------------   ----------  -----------------  ----------   -----------------
Equities      $  299,700      $  (4,199)      $      --       $      --       $  299,700      $  (4,199)
              ----------      ---------       ---------       ---------       ----------      ---------
Total         $  299,700      $  (4,199)      $      --       $      --       $  299,700      $  (4,199)
              ==========      =========       =========       =========       ==========      =========

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the securities are temporarily impaired.


                                                      September 30, 2004
                                                    Gross            Gross
                                  Amortized       Unrealized       Unrealized
                                    Cost             Gain            Losses         Fair Value
                                 -----------      -----------      -----------      -----------
Equities                         $   971,110      $    58,377      $        --      $ 1,029,487
Mutual Funds                       6,685,353                                          6,685,353
                                 -----------      -----------      -----------      -----------

Total Investment Securities      $ 7,656,463      $    58,377      $        --      $ 7,714,840
                                 ===========      ===========      ===========      ===========

Proceeds from the sale of investments available for sale during the period ended December 31, 2004 were $4,613,000 resulting in a pre-tax gain of $64,000.


                                    page -7-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

                                                               December 31,2004
                                                             Gross           Gross
                                         Amortized        Unrealized       Unrealized       Approximate
                                            Cost            Gains            Losses          Fair Value
                                        ------------     ------------      ------------     ------------
Collateralized mortgage obligations     $ 17,665,769     $     72,497     $    (70,266)     $ 17,668,000
FHLMC pass-through certificates          122,760,750          513,076         (321,826)      122,952,000
FNMA pass-through certificates           116,582,198          669,264         (713,462)      116,538,000
GNMA pass-through certificates             9,444,605          480,395                          9,925,000
                                        ------------     ------------      ------------     ------------

Total Mortgage-Backed Securities        $266,453,322     $  1,735,232     $ (1,105,554)     $267,083,000
                                        ============     ============     ============      ============

A summary of investment with unrealized losses, aggregated by category, at December 31, 2004 is as follows:


                                     Less than 12 Months               12 Months or Longer             Total            Total
                               Fair Value    Unrealized Losses    Fair Value   Unrealized Losses    Fair Value     Unrealized Losses
                               ----------    -----------------    ----------   -----------------    ----------     -----------------
Mortgage-backed securities
  held to maturity            $128,885,186      $(1,105,554)      $        --      $        --      $128,885,186      $(1,105,554)
                              ------------      -----------       -----------      -----------      ------------      -----------
Total                         $128,885,186      $(1,105,554)      $        --      $        --      $128,885,186      $(1,105,554)
                              ============      ===========       ===========      ===========      ============      ===========


Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the securities are temporarily impaired.

                                                         September 30,2004
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized     Approximate
                                          Cost          Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $  8,733,300   $     42,446   $    (71,746)   $  8,704,000
FHLMC pass-through certificates        118,448,507        717,032       (189,539)    118,976,000
FNMA pass-through certificates         123,234,413        831,713       (641,126)    123,425,000
GNMA pass-through certificates          10,875,510        579,490                     11,455,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $261,291,730   $  2,170,681   $   (902,411)   $262,560,000
                                      ============   ============   ============    ============


The Company has the positive intent and ability to hold these securities to maturity.

                                    page -8-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

                                                     December 31,2004
                                                     Gross          Gross
                                    Amortized      Unrealized     Unrealized
                                       Cost          Gains          Losses        Fair Value
                                   ------------   ------------   ------------    ------------
FNMA pass-through certificates     $  2,553,804   $         --   $     (2,843)   $  2,550,961
                                   ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities   $  2,553,804   $         --   $     (2,843)   $  2,550,961
                                   ============   ============   ============    ============

A summary of investment with unrealized losses, aggregated by category, at December 31, 2004 is as follows:

                                     Less than 12 Months                12 Months or Longer            Total            Total
                                Fair Value    Unrealized Losses    Fair Value   Unrealized Losses    Fair Value   Unrealized Losses
                                ----------    -----------------    ----------   -----------------    ----------   -----------------
Mortgage-backed securities
  available for sale            $ 2,550,961      $    (2,843)      $        --      $        --      $ 2,550,961      $    (2,843)
                                -----------      -----------       -----------      -----------      -----------      -----------
Total                           $ 2,550,961      $    (2,843)      $        --      $        --      $ 2,550,961      $    (2,843)
                                ===========      ===========       ===========      ===========      ===========      ===========

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the securities are temporarily impaired.

                                                    September 30,2004
                                                   Gross          Gross
                                    Amortized    Unrealized    Unrealized
                                      Cost          Gains        Losses       Fair Value
-----------------------------------------------------------------------------------------
FNMA pass-through certificates     $ 3,803,463   $     2,518   $   (10,706)   $ 3,795,274
                                   -----------   -----------   -----------    -----------

Total Mortgage-Backed Securities   $ 3,803,463   $     2,518   $   (10,706)   $ 3,795,274
                                   ===========   ===========   ===========    ===========

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                               December 31, 2004    September 30, 2004
                                               -----------------    ------------------
Residential Mortgages                            $ 257,033,912         $ 256,512,743
Commercial Mortgages                                 3,834,962             2,141,481
Construction                                         8,328,360             7,970,663
Savings Account                                        745,270               811,032
Home Equity                                         48,909,931            46,256,556
Automobile and other                                   711,467               732,062
Line of Credit                                      32,917,504            32,329,416
                                                 -------------         -------------
Total                                              352,481,406           346,753,953
  Undisbursed portion of loans in process           (8,499,104)           (5,237,847)
  Deferred loan fees                                  (898,372)             (955,052)
  Allowance for loan losses                         (1,974,000)           (1,976,849)
                                                 -------------         -------------
Loans receivable - net                           $ 341,109,930         $ 338,584,205
                                                 =============         =============

The total amount of loans being serviced for the benefit of others was approximately $4.4 million and $4.5 million at December 31, 2004 and September 30, 2004, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                    Three Months Ended December 31,
                                    -------------------------------
                                        2004                2003
                                        ----                ----
Balance, beginning of period        $ 1,976,849         $ 1,990,672
  Provision for loan losses                  --                  --
  Amounts charged-off                    (4,084)             (3,088)
  Loan recoveries                         1,235                  63
                                    -----------         -----------
Balance, end of period              $ 1,974,000         $ 1,987,647
                                    ===========         ===========


                                    page -9-

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                     December 31, 2004    September 30, 2004
                                     -----------------    ------------------

Land and buildings                       $ 6,534,779         $ 6,489,050
Furniture, fixtures and equipment          3,352,451           3,102,835
Automobiles                                   24,896              24,896
                                         -----------         -----------
Total                                      9,912,126           9,616,781
  Less accumulated depreciation           (3,977,759)         (3,867,806)
                                         -----------         -----------
Net                                      $ 5,934,367         $ 5,748,975
                                         ===========         ===========

8. DEPOSITS

Deposits are summarized as follows:

                                      December 31, 2004   September 30, 2004
                                      -----------------   ------------------

Non-interest bearing checking            $  9,681,526        $  8,335,991
NOW accounts                               21,296,647          19,838,879
Checking accounts                           3,634,018           3,431,273
Money Market Demand accounts               99,100,575         100,448,760
Passbook and Club accounts                  3,651,582           4,047,204
Certificate accounts                      271,402,050         269,128,532
                                         ------------        ------------
Total deposits                           $408,766,398        $405,230,639
                                         ============        ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31 and September 30, 2004 amounted to approximately $28.7 million and $28.1 million, respectively. Amounts in excess of $100,000 are not federally insured.

9. COMMITMENTS

At December 31, 2004, the following commitments were outstanding:

Origination of fixed-rate mortgage loans             $ 8,221,910
Origination of adjustable-rate mortgage loans            146,250
Unused line of credit loans                           36,602,364
Loans in process                                       8,499,104
                                                     -----------

Total                                                $53,469,628
                                                     ===========

10. CASH DIVIDEND AND STOCK SPLIT

On January 26, 2005, the Board of Directors declared a five for three stock split and declared a cash dividend of $.25 per share payable on February 23, 2005 to the stockholders' of record at the close of business on February 9, 2005. The number of shares and dividends on the face of the consolidated financial statements do not reflect the five for three stock split. The shares of Harleysville Savings Financial Corporation will trade on February 24, 2005 on a post split basis.

                                       Three Months Ended December 31,
                                       -------------------------------
                                                   2004                             2003
                                                   ----                             ----
                                             Basic        Diluted            Basic        Diluted
                                             -----        -------            -----        -------
Pre-split number of shares outstanding     2,299,407     2,343,815         2,269,265     2,327,971
Additional shares due to stock split       1,532,938     1,562,543         1,512,843     1,551,981
                                           ---------     ---------         ---------     ---------
Post-split number of shares                3,832,345     3,906,358         3,782,108     3,879,952

                                             Basic        Diluted            Basic        Diluted
                                             -----        -------            -----        -------
Pre-split earnings per share               $    0.55     $    0.54         $    0.53     $    0.52
Post-split earnings per share                   0.33          0.32              0.32          0.31

Pre-split dividend per share               $    0.22                       $    0.20
Post-split dividend per share                   0.13                            0.12


                                   page -10-

11. EARNINGS PER SHARE

The following average shares were used for the computation of earnings per share:

                                    For the Three Months Ended
                                             December 31,
                                ---------------------------------------------
                                       2004                    2003
                                       ----                    ----
 Basic                              2,299,407               2,269,265
Diluted                             2,343,815               2,327,971

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consists of the following:

                              December 31,               September 30,
                                 2004                        2004
                                      Weighted                    Weighted
                                      Interest                    Interest
Maturing Period          Amount         Rate          Amount        Rate
--------------------------------------------------------------------------

 1 to  12 months      $ 30,043,158      3.64%      $ 40,428,147      3.40%
13 to  24 months        22,547,072      3.75%         9,545,900      3.55%
25 to  36 months        22,088,497      3.36%        28,476,845      3.59%
37 to  48 months        67,960,282      4.84%        54,582,988      5.08%
49 to  60 months        20,801,721      3.70%        34,950,243      3.77%
61 to  72 months        15,000,000      6.08%        15,000,000      6.08%
73 to  84 months        37,781,643      4.67%        25,968,870      4.89%
85 to 120 months        52,000,000      4.41%        57,000,000      4.43%
                      ----------------------------------------------------
Total                 $268,222,373      4.36%      $265,952,993      4.34%
                      ====================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $10.6 million out of $30.0 was used at December 31, 2004 and $19.1 million was used as of September 30, 2004. Included in the table above at December 31, 2004 and September 30, 2004 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total borrowing capacity of $527.0 million of which $268.2 million was used as of December 31, 2004.

13. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Considered Well
                                                                                                               Capitalized Under
                                                                                          For Capital          Prompt Corrective
                                                                  Actual               Adequacy Purposes       Action Provisions

                                                           Amount        Ratio         Amount       Ratio      Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2004
              Tier 1 Capital (to assets)                 $45,105,227      6.25%      $28,862,329     4.00%   $36,077,911     5.00%
              Tier 1 Capital (to risk weighted assets)    45,105,227     13.59%       13,272,209     4.00%    19,908,314     6.00%
              Total Capital (to risk weighted assets)     47,110,227     14.20%       26,544,418     8.00%    33,180,523    10.00%

As of September 30, 2004
              Tier 1 Capital (to assets)                 $44,124,545      6.20%      $28,480,960     4.00%   $35,601,200     5.00%
              Tier 1 Capital (to risk weighted assets)    44,124,545     13.69%       12,890,920     4.00%    19,336,380     6.00%
              Total Capital (to risk weighted assets)     46,127,545     14.31%       25,781,840     8.00%    32,227,300    10.00%


                                   page -11-

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

Critical Accounting Policies and Judgments
------------------------------------------

The Company's consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Analysis And Determination of the Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for certain impaired or collateral-dependent loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish a allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2004, no loans were considered impaired.

General Valuation Allowance on Certain Identified Problem Loans - We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is page -12-
determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Three Month Period Ended December 31, 2004
--------------------------------------------------------------------------------

Total assets at December 31, 2004 were $727.0 million, an increase of $8.8 million or 1.2% for the three month period then ended. This increase was primarily the result of an increase in other assets due to the purchase of bank owned life insurance, mortgage-backed securities held to maturity, loan receivables, investment securities held to maturity of $2.9 million, $5.2 million, $2.5 million and $2.8 million, respectively. This growth is one of the ways the Company manages it's capital based on its business plan. The increase was partially offset by a decrease in investment securities available for sale and mortgage-backed securities available for sale of $4.0 million and $1.2 million, respectively.

During the three-month period ended December 31, 2004, total deposits increased by $3.6 million to $408.8 million. Advances from borrowers for taxes and insurance also increased by $1.7 million. There was also an increase in advances from Federal Home Loan Bank of $2.3 million, which was used for the origination of loans and the purchase of mortgage-backed securities. This growth is a result of the growth in our local market and the execution of our business plan which calls for asset growth.

Comparisons of Results of Operations for the Three Month Period Ended December
------------------------------------------------------------------------------
31, 2004 with the Three Month Period Ended December 31, 2003
------------------------------------------------------------

Net Interest Income
-------------------

The increase in the net interest income for the three month period ended December 31, 2004 when compared to the same period in 2003 can be attributed to the increase in interest rate spread from 1.57% in 2003 to 1.68% in 2004. Total interest income was $8.6 million for the three month period ended December 31, 2004 compared to $8.1 million for the comparable period in 2003. The increase was a result of an increase in the average balance of interest-earning assets of $34.6 million and an increase in the average yield for the interest-earning assets to 4.89% for the three month period ended December 31, 2004 from 4.84% for the comparable period in 2003.

Total interest expense increased to $5.4 million for the three month period ended December 31, 2004 from $5.2 million for the comparable period in 2003. This increase was the result of an increase in the average interest bearing liabilities average balance to $666.8 million from $632.4 million for the three month period ended December 31, 2004 and 2003. The increase was partially offset by a decrease in the average cost on interest-bearing liabilities to 3.21% for the three month period ended December 31, 2004 from 3.27% for the comparable period ended December 31, 2003.

Non-Interest Income
-------------------

Non-interest income decreased to $406,000 for the three month period ended December 31, 2004 from $453,000 for the comparable period in 2003. The decrease is due to a decrease in gain on the sale of loans and investment securities available for sale.

Non-Interest Expenses
---------------------

For the three month period ended December 31, 2004, non-interest expenses increased by $212,000 or 12.2% to $2.0 million compared to $1.8 million for the same period in 2003. Management believes these are reasonable increases in the cost of operations after considering the impact of the 4.4% growth in the assets of the Company since December 31, 2003. The annualized ratio of non-interest expenses to average assets for the three month page -13-
period ended December 31, 2004 and 2003 was 1.08% and 1.02%, respectively. The Company anticipates additional expenses in relation to the adoption of Sarbanes-Oxley Section 404 in the current fiscal year in the form of professional fees.

Income Taxes
------------

The Company made provisions for income taxes of $427,000 for the three-month period ended December 31, 2004 compared to $391,000 for the comparable period in 2003. The primary reason for the increase in the percentage of tax expense in 2004 was the increase in amount of taxable income which was partially offset by an increase in nontaxable income.

Liquidity and Capital Recourses
-------------------------------

As of December 31, 2004, the Company had $53.5 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending December 31, 2005, is $84.9 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $527.0 million at December 31, 2004 of which $268.2 million was outstanding at December 31, 2004.

The Bank's net income for the quarter ended December 31, 2004 of $1,341,000 increased the Bank's stockholders' equity to $45.2 million or 6.3% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2004, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate page -14-
assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on the Company's' net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.

                                                     1 Year          1 to 3          3 to 5          Over 5
                                                     or less          Years           Years           Years           Total
                                                    ---------       ---------       ---------       ---------       ---------
Interest-earning assets
Mortgage loans                                      $  42,734       $  61,866       $  43,595       $ 108,839       $ 257,034
Mortgage-backed securities                             55,481          59,256          42,811         111,456         269,004
Consumer and other loans                               55,064          19,579           6,762          14,042          95,447
Investment securities and other investments            27,693           4,010           9,847          63,101         104,651
                                                    ---------       ---------       ---------       ---------       ---------

Total interest-earning assets                         180,972         144,711         103,015         297,438         726,136
                                                    ---------       ---------       ---------       ---------       ---------

Interest-bearing liabilities
   Passbook and Club accounts                              --              --              --           3,652           3,652
   NOW and checking accounts                               --              --              --          24,930          24,930
   Money Market Deposit accounts                       30,926              --              --          50,048          80,974
   Choice Savings                                       4,532                                          13,595          18,127
   Certificate accounts                                84,869         114,118          72,415              --         271,402
   Borrowed money                                      52,253          61,062          55,656          99,251         268,222
                                                    ---------       ---------       ---------       ---------       ---------

Total interest-bearing liabilities                    172,580         175,180         128,071         191,476         667,307
                                                    ---------       ---------       ---------       ---------       ---------

Repricing GAP during the period                     $   8,392       $ (30,469)      $ (25,056)      $ 105,962       $  58,829
                                                    =========       =========       =========       =========       =========

Cumulative GAP                                      $   8,392       $ (22,077)      $ (47,133)      $  58,829
                                                    =========       =========       =========       =========

Ratio of GAP during the period to total assets           1.22%          -4.43%          -3.65%          15.42%
                                                    =========       =========       =========       =========

Ratio of cumulative GAP to total assets                  1.22%          -3.21%          -6.86%           8.56%
                                                    =========       =========       =========       =========

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are page -15-
designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                   page -16-

Part II  OTHER INFORMATION

    Item 4.            Submission of Matters to a Vote of Security Holders
                       ---------------------------------------------------

                        (a) The annual meeting of Stockholders was held on January 26, 2005

                        (c) There were 2,303,542 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 2,029,456 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                               1   Election of directors for a three-year term:

                                                              FOR       WITHHELD
                                                              ---       --------
                                   Philip A. Clemens        2,015,911     13,545
                                   Edward J. Molnar         2,015,501     13,955
                                   Charlotte A. Hunsberger  2,014,569     14,887

                                   Election of director for a one-year term:

                                                              FOR       WITHHELD
                                                              ---       --------
                                   James L. Rittenhouse     2,014,411     15,045

                                   Name of each director whose term of office continued:

                                   David J. Friesen
                                   George W. Meschter
                                   Sanford L. Alderfer
                                   Mark R. Cummins
                                   Ronald B. Geib

                               2 Proposal to ratify the appointment by the board of Deloitte & Touche LLP as the Company's independent auditors for the year ending September 30, 2005

                                        FOR            AGAINST       ABSTAIN
                                        ---            -------       -------
                                       2,023,615          938         4,903

                               Each of the proposals were adopted by the stockholders of the Company.

    Item 1,2,3 and 5.  Not applicable.
                       ---------------

    Item 6.            Exhibits and Reports on Form 8-K
                       --------------------------------
                       None


                                   page -17-