Form 10-Q
period 2005-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2005-05-16
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005
                                     --------------

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

Common Stock, $.01 Par Value, 3,880,336 as of May 13, 2005

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                      Index
                                      -----

                                                                                                  PAGE(S)
                                                                                                  -------
Part I  FINANCIAL INFORMATION
        Item 1. Financial Statements

                Unaudited Condensed Consolidated Statements of Financial Condition as of
                March 31, 2005 and September 30, 2004                                                1

                Unaudited Condensed Consolidated Statements of Income for the Three and Six
                Months Ended March 31, 2005 and 2004                                                 2

                Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                Three and Six Months Ended March 31, 2005 and 2004                                   3

                Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Six
                Months Ended March 31, 2005                                                          3

                Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended March 31, 2005 and 2004                                                        4

                Notes to Unaudited Condensed Consolidated Financial Statements                    5 - 11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               12 - 14

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                        14 - 15

        Item 4. Controls and Procedures                                                           15 - 16

Part II OTHER INFORMATION

        Item 1. - 6                                                                                 17

        Signatures                                                                                  18

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                        March 31,        September 30,
                                                                                           2005               2004
                                                                                      -------------      -------------
Assets
Cash and amounts due from depository institutions                                     $   1,635,532      $   1,679,171
Interest bearing deposits in other banks                                                  1,453,968          3,039,613
                                                                                      -------------      -------------
     Total cash and cash equivalents                                                      3,089,500          4,718,784
Investment securities held to maturity (fair value -
        March 31, $80,810,000; September 30, $69,439,000)                                80,437,926         68,161,572
Investment securities available-for-sale at fair value                                    4,819,045          7,714,840
Mortgage-backed securities held to maturity (fair value -
        March 31, $269,484,000; September 30, $262,560,000)                             273,099,457        261,291,730
Mortgage-backed securities available-for-sale at fair value                               1,412,737          3,795,274
Loans receivable (net of allowance for loan losses -
        March 31, $1,971,000; September 30, $1,977,000)                                 347,554,742        338,584,205
Accrued interest receivable                                                               3,285,909          3,069,038
Federal Home Loan Bank stock - at cost                                                   15,731,900         15,184,100
Office properties and equipment                                                           5,888,157          5,748,975
Deferred income taxes                                                                       396,802            385,545
Prepaid expenses and other assets                                                        12,709,229          9,577,465
                                                                                      -------------      -------------
TOTAL ASSETS                                                                          $ 748,425,404      $ 718,231,528
                                                                                      =============      =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                         $ 411,852,048      $ 405,230,639
     Advances from Federal Home Loan Bank                                               285,214,247        265,952,993
     Accrued interest payable                                                             1,240,964          1,126,113
     Advances from borrowers for taxes and insurance                                      3,558,151          1,058,007
     Accounts payable and accrued expenses                                                  569,924            550,864
                                                                                      -------------      -------------
Total liabilities                                                                       702,435,334        673,918,616
                                                                                      -------------      -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock: $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock: $.01 par value; 25,000,000
       shares authorized; issued Mar. 2005, 3,885,347; Sept. 2004, 2,316,490
       and outstanding, Mar. 2005, 3,880,336; Sept. 2004, 2,299,127                          38,853             23,165
     Paid-in capital in excess of par                                                     7,425,888          7,426,853
     Treasury stock, at cost (Mar. 2005, 5,011 shares; Sept. 2004, 17,363 shares)           (94,835)          (414,430)
     Retained earnings - partially restricted                                            38,656,926         37,244,200
     Accumulated other comprehensive (loss) income                                          (36,762)            33,124
                                                                                      -------------      -------------
Total stockholders' equity                                                               45,990,070         44,312,912
                                                                                      -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 748,425,404      $ 718,231,528
                                                                                      =============      =============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                        For the Three Months Ended      For the Six Months Ended
                                                                March 31,                       March 31,
                                                       ---------------------------     ---------------------------
                                                           2005            2004            2005            2004
                                                       -----------     -----------     -----------     -----------
INTEREST INCOME:
  Interest on mortgage loans                           $ 3,752,988     $ 3,704,170     $ 7,553,501     $ 7,458,747
  Interest on mortgage-backed securities                 2,937,716       2,548,906       5,784,003       5,051,901
  Interest on consumer and other loans                   1,111,828         909,407       2,167,557       1,736,774
  Interest and dividends on tax-exempt investments         336,487         358,455         673,067         708,285
  Interest and dividends on taxable investments            709,526         583,882       1,249,346       1,213,090
                                                       -----------     -----------     -----------     -----------
Total interest income                                    8,848,545       8,104,820      17,427,474      16,168,797
                                                       -----------     -----------     -----------     -----------

Interest Expense:
  Interest on deposits                                   2,474,723       2,254,365       4,870,474       4,555,367
  Interest on borrowings                                 3,028,392       2,750,211       5,983,293       5,620,648
                                                       -----------     -----------     -----------     -----------
Total interest expense                                   5,503,115       5,004,576      10,853,767      10,176,015
                                                       -----------     -----------     -----------     -----------

Net Interest Income                                      3,345,430       3,100,244       6,573,707       5,992,782
Provision for loan losses                                       --              --              --              --
                                                       -----------     -----------     -----------     -----------
Net Interest Income after Provision
  for Loan Losses                                        3,345,430       3,100,244       6,573,707       5,992,782
                                                       -----------     -----------     -----------     -----------

Other Income:
  Gain on sales of securities                                   --         115,262          63,743         225,250
  Gain on sale of loans                                         --          11,250              --          17,673
  Other income                                             341,204         307,932         691,022         644,812
                                                       -----------     -----------     -----------     -----------
Total other income                                         341,204         434,444         754,765         887,735
                                                       -----------     -----------     -----------     -----------

Other Expenses:
  Salaries and employee benefits                         1,054,636       1,016,720       2,071,255       1,891,850
  Occupancy and equipment                                  392,896         391,238         762,407         739,689
  Deposit insurance premiums                                14,441          14,512          29,111          29,094
  Other                                                    551,195         465,910       1,109,338         974,239
                                                       -----------     -----------     -----------     -----------
Total other expenses                                     2,013,168       1,888,380       3,972,111       3,634,872
                                                       -----------     -----------     -----------     -----------

Income before Income Taxes                               1,673,466       1,646,308       3,356,361       3,245,645

Income tax expense                                         431,500         411,000         858,901         802,000
                                                       -----------     -----------     -----------     -----------

Net Income                                             $ 1,241,966     $ 1,235,308     $ 2,497,460     $ 2,443,645
                                                       ===========     ===========     ===========     ===========

Basic Earnings Per Share                               $      0.32     $      0.32     $      0.65     $      0.64
                                                       ===========     ===========     ===========     ===========
Diluted Earnings Per Share                             $      0.32     $      0.32     $      0.64     $      0.63
                                                       ===========     ===========     ===========     ===========

Dividends Per Share                                    $      0.15     $      0.12     $      0.28     $      0.24
                                                       ===========     ===========     ===========     ===========

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Comprehensive Income

                                                                                           Three Months Ended
                                                                                        2005                2004
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 1,241,966         $ 1,235,308

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax (benefit) expense
                                                                                        (79,953)                 42
                                                                                    -----------         -----------

Total Comprehensive Income                                                          $ 1,162,013         $ 1,235,350
                                                                                    ===========         ===========

                                                                                            Six Months Ended
                                                                                        2005                2004
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 2,497,460         $ 2,443,645

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax (benefit) expense
                                                                                        (69,886)(1)          37,751
                                                                                    -----------         -----------

Total Comprehensive Income                                                          $ 2,427,574         $ 2,481,396
                                                                                    ===========         ===========

(1) Disclosure of reclassification amount, net of tax for the six months ended:         2005                2004
                                                                                    -----------         -----------
    Net unrealized (loss) gain arising during the six months ended                  $   (27,816)        $   115,262
    Less: Reclassification adjustment for net gains included in net income               42,070              77,511
                                                                                    -----------         -----------

    Net unrealized gain on securities                                               $   (69,886)        $    37,751
                                                                                    ===========         ===========

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                          Paid-in                        Retained       Accumulated
                                                          Capital                       Earnings-          Other           Total
                                           Common        in Excess       Treasury       Partially      Comprehensive   Stockholders'
                                            Stock         of Par           Stock        Restricted     Income (Loss)       Equity
                                         -----------    -----------     -----------     -----------    -------------   -------------
Balance at October 1, 2004               $    23,165    $ 7,426,853     $  (414,430)    $37,244,200     $    33,124     $44,312,912

 Net Income                                                                               2,497,460                       2,497,460
 Issuance of Common Stock                        246        155,152                                                         155,398
 Stock Split                                  15,442        (15,442)
 Dividends - $.28 per share                                                              (1,084,734)                     (1,084,734)
 Treasury stock purchased                                                  (204,100)                                       (204,100)
 Treasury stock delivered under
   Dividend Reinvestment Plan                                19,028         104,356                                         123,384
 Treasury stock delivered under
    employee stock plan                                    (159,703)        419,339                                         259,636
 Unrealized holding loss on available -
    for - sale securities, net of tax                                                                       (69,886)        (69,886)
                                         -----------    -----------     -----------     -----------     -----------     -----------

Balance at March 31, 2005                $    38,853    $ 7,425,888     $   (94,835)    $38,656,926     $   (36,762)    $45,990,070
                                         ===========    ===========     ===========     ===========     ===========     ===========

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                          Six Months Ended March 31,
                                                                          --------------------------
                                                                            2005              2004
                                                                        ------------      ------------
Operating Activities:
Net Income                                                              $  2,497,460      $  2,443,645
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                             159,805           184,341
    Amortization of deferred loan fees                                      (120,257)         (302,358)
    Gain on sale of loans                                                         --            17,673
    Proceeds from the sale of loans held for sale                                 --         1,166,114
    Gain on sale of securities                                               (63,743)         (225,250)
    Changes in assets and liabilities which provided (used) cash:
      Increase (decrease) in accounts payable and accrued
      expenses                                                                19,060          (301,039)
      Decrease (increase) in deferred income taxes                            (6,754)           47,126
      Increase in prepaid expenses and other assets                         (631,764)           (5,492)
      Increase bank owned life insurance                                  (2,500,000)
      Increase in accrued interest receivable                               (216,871)         (130,558)
      Increase (decrease)  in accrued interest payable                       114,851           (23,968)
                                                                        ------------      ------------
Net cash (used in) provided by operating activities                         (748,213)        2,870,234
                                                                        ------------      ------------

Investing Activities:
Purchase of investment securities held to maturity                       (21,500,000)       (3,989,750)
Proceeds from maturities of investment securities held to maturity        11,237,653        12,431,453
Purchase of investment securities available for sale                      (1,804,598)       (2,374,949)
Proceeds from sale of investment securities available for sale             4,539,544         1,250,537
Purchase of FHLB stock                                                      (547,800)         (634,800)
Long-term loans originated or acquired                                   (49,426,495)      (66,742,376)
Purchase of mortgage-backed securities available for sale                         --        (5,010,238)
Purchase of mortgage-backed securities held to maturity                  (40,210,279)      (74,968,993)
Principal collected on long-term loans & mortgage-backed securities       69,497,500        95,958,853
Purchases of premises and equipment                                         (298,987)          (30,515)
                                                                        ------------      ------------
Net cash used in investing activities                                    (28,513,462)      (44,110,778)
                                                                        ------------      ------------

Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts
    and savings accounts                                                  (1,822,436)        6,649,081
Net increase in certificates of deposit                                    8,443,845         7,968,365
Cash dividends                                                            (1,084,734)         (910,667)
Net increase in FHLB advances                                             19,261,254        22,489,745
Use of treasury stock                                                        383,020           383,172
Purchase of treasury stock                                                  (204,100)         (251,580)
Net proceeds from issuance of stock                                          155,398                --
Net increase in advances from borrowers for taxes & insurance              2,500,144         2,215,771
                                                                        ------------      ------------
Net cash provided by financing activities                                 27,632,391        38,543,887
                                                                        ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,629,284)       (2,696,657)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             4,718,784         6,401,598
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  3,089,500      $  3,704,941
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                        $    621,112      $    659,262
    Interest expense                                                      10,968,618        10,199,983

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The financial information should be read in conjunction with the annual report on Form 10-K.

Use of Estimates in Preparation of Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

Accounting for Stock Options - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Harleysville Savings Financial Corporation (the "Company") has elected to continue application of APB Opinion No. 25 and related interpretations for stock options and, accordingly no compensation expense has been recorded in the condensed consolidated financial statements. Effective for the annual reporting period that begins after June 15, 2005, the FASB will require that the Company recognize compensation expense for the fair value of stock options that are granted or vest after that date. FASB set forth these rules in Statement No. 123(R), Share-Based Payment, which became final December 16, 2004. Management is currently evaluating the effects the adoption will have on the Company's financial statements of the Company. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                              For the Three Months Ended        For the Six Months Ended
                                           March 31, 2005   March 31, 2004   March 31, 2005   March 31, 2004
                                           --------------   --------------   --------------   --------------
Net income                                   $1,241,966       $1,235,308       $2,497,460       $2,443,645
Less: Stock based compensation expense           41,693           37,773           41,693           37,773
                                             ----------       ----------       ----------       ----------
Proforma net income                          $1,200,273       $1,197,535       $2,455,767       $2,405,872

Earnings per share:

Basic - as reported                          $     0.32       $     0.32       $     0.65       $     0.64
Basic - pro forma                                  0.31             0.31             0.64             0.64

Diluted - as reported                        $     0.32       $     0.32       $     0.64       $     0.63
Diluted - pro forma                                0.31             0.31             0.63             0.62

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

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                       March 31, 2005
                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized        Approximate
                                                   Cost            Gains            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years        $ 8,999,790                       $  (144,790)      $ 8,855,000
      Due after 5 years through 10 years        13,991,246      $   101,094         (134,340)       13,958,000
      Due after 10 years through 15 years       32,441,716                          (814,716)       31,627,000
Tax Exempt Obligations
      Due after 10 years through 15 years        8,922,332          481,668                          9,404,000
      Due after 15 years                        16,082,842          883,158                         16,966,000
                                               -----------      -----------      -----------       -----------

Total Investment Securities                    $80,437,926      $ 1,465,920      $(1,093,846)      $80,810,000
                                               ===========      ===========      ===========       ===========

A summary of investment with unrealized losses, aggregated by category, at March 31, 2005 is as follows:

                                  Less than 12 Months                12 Months or Longer             Total            Total
                             Fair Value   Unrealized Losses    Fair Value    Unrealized Losses     Fair Value   Unrealized Losses
                             ----------   -----------------    ----------    -----------------     ----------   -----------------
US Government agencies      $38,923,605      $  (544,055)      $10,423,140      $  (549,791)      $49,346,745      $(1,093,846)
                            -----------      -----------       -----------      -----------       -----------      -----------
Total                       $38,923,605      $  (544,055)      $10,423,140      $  (549,791)      $49,346,745      $(1,093,846)
                            ===========      ===========       ===========      ===========       ===========      ===========

At March 31, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of 18 agencies that at such date had an aggregate depreciation of 2.2% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment.

                                                                     September 30, 2004
                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized        Approximate
                                                   Cost            Gains            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years        $   999,347                       $      (347)      $   999,000
      Due after 5 years through 10 years        15,278,032      $   186,208          (21,240)       15,443,000
      Due after 10 years through 15 years       26,918,369           22,286         (402,655)       26,538,000
Tax Exempt Obligations
      Due after 10 years through 15 years        6,932,105          453,895                          7,386,000
      Due after 15 years                        18,033,719        1,039,281                         19,073,000
                                               -----------      -----------      -----------       -----------

Total Investment Securities                    $68,161,572      $ 1,701,670      $  (424,242)      $69,439,000
                                               ===========      ===========      ===========       ===========

At March 31,2005 and September 30, 2004, U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are callable periodically by the issuing agency. At March 31,2005 and September 30, 2004, these structured notes were comprised of step-up bonds with par values of $32.7 million and $38.7 million, respectively. The Company has the positive intent and the ability to hold these securities to maturity.


                                    page -6-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                       March 31, 2005
                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized
                                                   Cost             Gain            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
Equities                                       $ 1,070,024      $    23,501      $   (63,635)      $ 1,029,890
Mutual Funds                                     3,789,155                                           3,789,155
                                               -----------      -----------      -----------       -----------

Total Investment Securities                    $ 4,859,179      $    23,501      $   (63,635)      $ 4,819,045
                                               ===========      ===========      ===========       ===========

A summary of investment with unrealized losses, aggregated by category, at March 31,2005 is as follows:

                     Less than 12 Months              12 Months or Longer         Total            Total
               Fair Value   Unrealized Losses   Fair Value   Unrealized Losses  Fair Value   Unrealized Losses
               ----------   -----------------   ----------   -----------------  ----------   -----------------
Equities        $730,640        $(63,635)        $     --        $     --        $730,640        $(63,635)
                --------        --------         --------        --------        --------        --------
Total           $730,640        $(63,635)        $     --        $     --        $730,640        $(63,635)
                ========        ========         ========        ========        ========        ========

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

                                                      September 30, 2004
                                                    Gross            Gross
                                 Amortized        Unrealized      Unrealized
                                    Cost             Gain            Losses          Fair Value
-----------------------------------------------------------------------------------------------
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

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                       March 31, 2005
                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized        Approximate
                                                   Cost            Gains            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $16,561,899      $    67,159      $  (261,058)      $16,368,000
FHLMC pass-through certificates                127,534,584          224,495       (1,950,079)      125,809,000
FNMA pass-through certificates                 120,581,656          226,047       (2,292,703)      118,515,000
GNMA pass-through certificates                   8,421,318          370,682                          8,792,000
                                               -----------      -----------      -----------       -----------

Total Mortgage-Backed Securities               $273,099,457     $   888,383      $(4,503,840)      $269,484,000
                                               ===========      ===========      ===========       ===========

A summary of investment with unrealized losses, aggregated by category, at March 31,2005 is as follows:

                                    Less than 12 Months                12 Months or Longer            Total             Total
                              Fair Value    Unrealized Losses    Fair Value   Unrealized Losses     Fair Value     Unrealized Losses
                              ----------    -----------------    ----------   -----------------     ----------    -----------------
Mortgage-backed securities
  held to maturity           $188,521,987     $ (2,996,695)     $ 49,048,904     $ (1,507,145)     $237,570,891     $ (4,503,840)
                             ------------     ------------      ------------     ------------      ------------     ------------
Total                        $188,521,987     $ (2,996,695)     $ 49,048,904     $ (1,507,145)     $237,570,891     $ (4,503,840)
                             ============     ============      ============     ============      ============     ============

At March 31, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 84 securities that at such date had an aggregate depreciation of 1.9% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature.

                                                                 September 30, 2004
                                                              Gross             Gross
                                          Amortized         Unrealized       Unrealized         Approximate
                                             Cost             Gains             Losses           Fair Value
------------------------------------------------------------------------------------------------------------
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

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                      March 31, 2005
                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized        Approximate
                                                   Cost            Gains            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
FNMA pass-through certificates                 $ 1,428,303      $        --      $   (15,566)      $ 1,412,737
                                               -----------      -----------      -----------       -----------

Total Mortgage-Backed Securities               $ 1,428,303      $        --      $   (15,566)      $ 1,412,737
                                               ===========      ===========      ===========       ===========

A summary of investment with unrealized losses, aggregated by category, at March 31,2005 is as follows:

                                      Less than 12 Months              12 Months or Longer         Total            Total
                                Fair Value   Unrealized Losses   Fair Value   Unrealized Losses  Fair Value   Unrealized Losses
                                ----------   -----------------   ----------   -----------------  ----------   -----------------
Mortgage-backed securities
  available for sale            $1,412,737      $  (15,566)      $       --      $       --      $1,412,737      $  (15,566)
                                ----------      ----------       ----------      ----------      ----------      ----------
Total                           $1,412,737      $  (15,566)      $       --      $       --      $1,412,737      $  (15,566)
                                ==========      ==========       ==========      ==========      ==========      ==========

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

                                                                    September 30 ,2004
                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized        Approximate
                                                   Cost            Gains            Losses          Fair Value
--------------------------------------------------------------------------------------------------------------
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
                                               ===========      ===========      ===========       ===========

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                           March 31, 2005     September 30, 2004
                                           --------------     ------------------
Residential Mortgages                       $ 260,925,802       $ 256,512,743
Commercial Mortgages                            1,701,541           2,141,481
Construction                                    9,036,100           7,970,663
Savings Account                                   804,822             811,032
Home Equity                                    52,283,283          46,256,556
Automobile and other                              759,170             732,062
Line of Credit                                 32,842,995          32,329,416
                                            -------------       -------------
Total                                         358,353,713         346,753,953
  Undisbursed portion of loans in process      (7,972,790)         (5,237,847)
  Deferred loan fees                             (854,766)           (955,052)
  Allowance for loan losses                    (1,971,415)         (1,976,849)
                                            -------------       -------------
Loans receivable - net                      $ 347,554,742       $ 338,584,205
                                            =============       =============

The total amount of loans being serviced for the benefit of others was approximately $4.2 million and $4.5 million at March 31,2005 and September 30, 2004, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                          Six Months Ended        Year Ended
                                           March 31, 2005     September 30, 2004
                                           --------------     ------------------
Balance, beginning of period                $ 1,976,849          $ 1,990,672
  Provision for loan losses                          --
  Amounts charged-off                            (8,080)             (15,394)
  Loan recoveries                                 2,646                1,571
                                            -----------          -----------
Balance, end of period                      $ 1,971,415          $ 1,976,849
                                            ===========          ===========


                                    page -9-

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                            March 31, 2005    September 30, 2004
                                            --------------    ------------------
Land and buildings                          $   6,549,448       $   6,489,050
Furniture, fixtures and equipment               3,401,822           3,102,835
Automobiles                                        24,896              24,896
                                            -------------       -------------
Total                                           9,976,166           9,616,781
  Less accumulated depreciation                (4,088,009)         (3,867,806)
                                            -------------       -------------
Net                                         $   5,888,157       $   5,748,975
                                            =============       =============

8. DEPOSITS

Deposits are summarized as follows:

                                            March 31, 2005    September 30, 2004
                                            --------------    ------------------
Non-interest bearing checking               $   8,729,271       $   8,335,991
NOW accounts                                   19,888,153          19,838,879
Checking accounts                               3,889,526           3,431,273
Money Market Demand accounts                   97,973,111         100,448,760
Passbook and Club accounts                      3,799,610           4,047,204
Certificate accounts                          277,572,377         269,128,532
                                            -------------       -------------
Total deposits                              $ 411,852,048       $ 405,230,639
                                            =============       =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2005 and September 30, 2004 amounted to approximately $31.7 million and $28.1 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9. COMMITMENTS

At March 31,2005, the following commitments were outstanding:

Origination of fixed-rate mortgage loans                             $ 8,819,130
Origination of adjustable-rate mortgage loans                            753,000
Unused line of credit loans                                           38,474,794
Loans in process                                                       7,972,790
                                                                     -----------

Total                                                                $56,019,714
                                                                     ===========

10. CASH DIVIDEND AND STOCK SPLIT

On January 26, 2005, the Board of Directors declared a declared a cash dividend of $.25 ($.15 post split) per share and a five for three stock split payable on February 23, 2005 to the stockholders of record at the close of business on February 9, 2005. The number of shares and per share information has been restated to reflect the five for three stock split. The shares of Harleysville Savings Financial Corporation traded on February 24, 2005 on a post split page -10-

11. EARNINGS PER SHARE

The following average shares were used for the computation of earnings per share:

                   For the Three Months Ended     For the Six Months Ended
                           March 31,                     March 31,
                ---------------------------------------------------------------
                       2005           2004           2005           2004
                    ---------      ---------      ---------      ---------
       Basic        3,854,294      3,813,177      3,857,206      3,797,643
      Diluted       3,926,205      3,897,528      3,915,365      3,888,740

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consists of the following:

                                 March 31,                    September 30,
                                   2005                           2004
                                         Weighted                       Weighted
                                         Interest                       Interest
 Maturing Period           Amount          Rate           Amount          Rate
--------------------------------------------------------------------------------

 1 to  12 months       $ 35,533,859        3.67%      $ 40,428,147        3.40%
13 to  24 months         26,267,609        3.83%         9,545,900        3.55%
25 to  36 months         38,602,269        4.27%        28,476,845        3.59%
37 to  48 months         62,381,142        4.35%        54,582,988        5.08%
49 to  60 months         17,898,942        4.37%        34,950,243        3.77%
61 to  72 months         30,000,000        5.67%        15,000,000        6.08%
73 to  84 months         32,530,426        4.41%        25,968,870        4.89%
85 to 120 months         42,000,000        4.34%        57,000,000        4.43%
                       ---------------------------------------------------------

Total                  $285,214,247        4.35%      $265,952,993        4.34%
                       =========================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $22.0 million out of $30.0 was used at March 31, 2005 and $19.1 million was used as of September 30, 2004. Included in the table above at March 31, 2005 and September 30, 2004 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $541.0 million of which $285.2 million was used as of March 31, 2005.

13. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                       To Be Considered Well
                                                                                                         Capitalized Under
                                                                                   For Capital           Prompt Corrective
                                                             Actual             Adequacy Purposes        Action Provisions

                                                        Amount      Ratio       Amount       Ratio        Amount      Ratio
----------------------------------------------------------------------------------------------------------------------------
As of March 31, 2005
         Tier 1 Capital (to assets)                  $45,862,363     6.22%    $29,491,175     4.00%    $36,863,968     5.00%
         Tier 1 Capital (to risk weighted assets)     45,862,363    13.46%     13,632,175     4.00%     20,448,262     6.00%
         Total Capital (to risk weighted assets)      47,833,363    14.04%     27,264,349     8.00%     34,080,436    10.00%

As of September 30, 2004
         Tier 1 Capital (to assets)                  $44,124,545     6.20%    $28,480,960     4.00%    $35,601,200     5.00%
         Tier 1 Capital (to risk weighted assets)     44,124,545    13.69%     12,890,920     4.00%     19,336,380     6.00%
         Total Capital (to risk weighted assets)      46,127,545    14.31%     25,781,840     8.00%     32,227,300    10.00%


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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish a allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At March 31, 2005, no loans were considered impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the page -12-
portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Six Month Period Ended March 31, 2005
---------------------------------------------------------------------------

Total assets at March 31, 2005 were $748.4 million, an increase of $30.2 million or 4.20% for the six month period. This increase was attributable to an increase in investment securities held to maturity, mortgage-backed securities held to maturity, loans receivable, other assets and Federal Home Loan Bank stock of approximately $12.3 million, $11.8 million, $9 million, $3.1 million and $548,000, respectively. This growth is one of the ways the Company manages its capital based on its business plan. These increases were partially offset by decreases in investment securities available for sale, mortgage backed securities available for sale and cash and cash equivalents of approximately $2.9 million, $2.4 million and $1.6 million, respectively.

During the six-month period ended March 31, 2005, total deposits increased by $6.6 million to $411.9 million. Advances from borrowers for taxes and insurance also increased by $2.5 million. This is a seasonal increase as the majority of taxes the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $19.3 million, which was used to fund the purchase of investment securities held to maturity and originate residential loans.

Comparisons of Results of Operations for the Three and Six Month Period Ended
-----------------------------------------------------------------------------
March 31, 2005 with the Three and Six Month Period Ended March 31, 2004.
------------------------------------------------------------------------

Net Interest Income
-------------------

The increase in the net interest income for the three and six month periods ended March 31, 2005 when compared to the same periods in 2004 can be attributed to the increase in the net interest spread from 1.66% and 1.62% to 1.71% and 1.70%, respectively. This is attributed to the fact that the yield on interest earning assets rose more than the cost of the interest bearing liabilities.

Total interest income was $8.8 million for the three-month period ended March 31, 2005 compared to $8.1 million for the comparable period in 2004. For the six month period ended March 31, 2005, total interest income was $17.4 million compared to $16.2 million for the comparable period in 2004. The increase is the result of the increased average yield for the interest-earning assets to 4.95% and 4.92% for the three and six-month period ended March 31, 2005, respectively, from 4.79% and 4.82% for the comparable periods in 2004.

Total interest expense increased to $5.5 million for the three-month period ended March 31, 2005 from $5.0 million for the comparable period in 2004. For the six-month period ended March 31, 2005, total interest expense increased to $10.9 million from $10.2 million for the comparable period in 2004. These increases occurred as a result of a increase in the average balance and a increase in the average rate paid on interest-bearing liabilities to 3.24% and 3.22% for the three and six month periods ended March 31, 2005, respectively, from 3.13% and 3.20% for the comparable period ended March 31, 2004.

Other Income
------------

Other income decreased to $341,000 for the three-month period ended March 31, 2005 from $434,000 for the comparable period in 2004. For the six-month period ended March 31, 2005, other income decreased to $755,000 from $888,000 for the comparable period in 2004. The three and six-month decrease is due to an decrease in the sale of loans and investments available for sale.

Other Expenses
--------------

During the quarter ended March 31, 2005, other expenses increased by $125,000 or 6.6% to $2.0 million when compared to the same period in 2004. For the six month period ended March 31, 2005, other expenses increased by $337,000 or 9.3% compared to the comparable period in 2004. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 5.2% growth in the assets of page -13-
the Company when compared to the same periods in 2004. The annualized ratio of expenses to average assets for the three and six month periods ended March 31, 2005 was 1.09%.

Income Taxes
------------

The Company made provisions for income taxes of $432,000 and $859,000 for the three and six-month periods ended March 31, 2005, respectively, compared to $411,000 and $802,000 for the comparable periods in 2004. These provisions are based on the levels of taxable income.

Liquidity and Capital Recourses
-------------------------------

As of March 31, 2005, the Company had $56.0 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows, FHLB borrowings and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending March 31, 2006, is $78.4 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $541.0 million at March 31, 2005 of which $285.2 million was outstanding at March 31, 2005.

The Bank's net income for the six months ended March 31, 2005 of $2,497,000 increased the Bank's stockholders' equity to $46.0 million or 6.1% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

The authority and responsibility for interest rate management is vested in the Company's Board of Directors. The Chief Executive Officer implements the Board of Directors' policies during the day-to-day operations of the Company. Each month, the Chief Financial Officer presents the Board of Directors with a report, which outlines the Company's asset and liability "gap" position in various time periods. The "gap" is the difference between interest-earning assets and interest-bearing liabilities which mature or reprice over a given time period. He also meets weekly with the Company's other senior officers to review and establish policies and strategies designed to regulate the Company's flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company's assets.

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2005, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate page -14-
assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                    1 Year       1 to 3        3 to 5        Over 5
                                                   Or less        Years         Years         Years         Total
                                                  ---------     ---------     ---------     ---------     ---------
Interest-earning assets
Mortgage loans                                    $  42,208     $  62,416     $  44,761     $ 111,541     $ 260,926
Mortgage-backed securities                           68,059        74,326        47,566        84,561       274,512
Consumer and other loans                             54,191        20,486         8,291        14,459        97,427
Investment securities and other investments          27,367         4,272        13,340        67,277       112,256
                                                  ---------     ---------     ---------     ---------     ---------

Total interest-earning assets                       191,825       161,500       113,958       277,838       745,121
                                                  ---------     ---------     ---------     ---------     ---------

Interest-bearing liabilities
   Passbook and Club accounts                            --            --            --         3,800         3,800
   NOW and checking accounts                             --            --            --        32,507        32,507
   Money Market Deposit accounts                     31,055            --            --        50,151        81,206
   Choice Savings                                     4,192                                    12,575        16,767
   Certificate accounts                              78,407       127,085        72,080            --       277,572
   Borrowed money                                    57,523        84,285        44,460        98,946       285,214
                                                  ---------     ---------     ---------     ---------     ---------

Total interest-bearing liabilities                  171,177       211,370       116,540       197,979       697,066
                                                  ---------     ---------     ---------     ---------     ---------

Repricing GAP during the period                   $  20,648     $ (49,870)    $  (2,582)    $  79,859     $  48,055
                                                  =========     =========     =========     =========     =========

Cumulative GAP                                    $  20,648     $ (29,222)    $ (31,804)    $  48,055
                                                  =========     =========     =========     =========

Ratio of GAP during the period to total assets         3.00%        -7.26%        -0.38%        11.62%
                                                  =========     =========     =========     =========

Ratio of cumulative GAP to total assets                3.00%        -4.25%        -4.63%         6.99%
                                                  =========     =========     =========     =========

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the page -15-

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


                                   page -16-

Part II OTHER INFORMATION

            Item 1,2,3,4 and 5. Not applicable.
                                ---------------

            Item 6.             Exhibits and Reports on Form 8-K
                                --------------------------------

                                None


                                   page -17-