Form 10-Q
period 2005-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2005-08-12
CIK 1107160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 2005
                                       -----------------------------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,896,099 as of August 11, 2005

                                     HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                                        Index
                                                        -----


                                                                                                    PAGE(S)
                                                                                                    -------
Part I   FINANCIAL INFORMATION
           Item 1. Financial Statements

                   Unaudited Condensed Consolidated Statements of Financial Condition as of
                   June 30, 2005 and September 30, 2004                                                1

                   Unaudited Condensed Consolidated Statements of Income for the Three and Nine
                   Months Ended June 30, 2005 and 2004                                                 2

                   Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                   Three and Nine Months Ended June 30, 2005 and 2004                                  3

                   Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Nine
                   Months Ended June 30, 2005                                                          3

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                   Ended June 30, 2005 and 2004                                                        4

                   Notes to Unaudited Condensed Consolidated Financial Statements                    5 - 11

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                              12 - 14

           Item 3. Quantitative and Qualitative Disclosures About Market Risk                       14 - 16

           Item 4. Controls and Procedures                                                             16



Part II  OTHER INFORMATION

           Item 1. - 6                                                                                 17

           Signatures                                                                                  18

                                 Harleysville Savings Financial Corporation
                  Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                   June 30,      September 30,
                                                                                     2005            2004
                                                                                -------------    -------------
Assets
Cash and amounts due from depository institutions                               $   1,536,631    $   1,679,171
Interest-bearing deposits in other banks                                            2,794,613        3,039,613
                                                                                -------------    -------------
     Total cash and cash equivalents                                                4,331,244        4,718,784
Investment securities held to maturity (fair value -
        June 30, $84,041,000; September 30, $69,439,000)                           82,321,076       68,161,572
Investment securities available-for-sale at fair value                              4,516,903        7,714,840
Mortgage-backed securities held to maturity (fair value -
        June 30, $267,650,000; September 30, $262,560,000)                        268,106,003      261,291,730
Mortgage-backed securities available-for-sale at fair value                         1,271,845        3,795,274
Loans receivable (net of allowance for loan losses -
        June 30, $1,970,000; September 30, $1,977,000)                            357,211,912      338,584,205
Accrued interest receivable                                                         3,446,106        3,069,038
Federal Home Loan Bank stock - at cost                                             16,004,000       15,184,100
Office properties and equipment                                                     5,899,578        5,748,975
Deferred income taxes                                                                 385,675          385,545
Prepaid expenses and other assets                                                  14,014,294        9,577,465
                                                                                -------------    -------------
TOTAL ASSETS                                                                    $ 757,508,636    $ 718,231,528
                                                                                =============    =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                   $ 412,667,308    $ 405,230,639
     Advances from Federal Home Loan Bank                                         289,307,646      265,952,993
     Accrued interest payable                                                       1,305,803        1,126,113
     Advances from borrowers for taxes and insurance                                4,793,000        1,058,007
     Accounts payable and accrued expenses                                          2,578,052          550,864
                                                                                -------------    -------------
Total liabilities                                                                 710,651,809      673,918,616
                                                                                -------------    -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000
       shares authorized; issued June 2005, 3,896,099; Sept. 2004, 2,316,490
       and outstanding, June 2005, 3,896,099; Sept. 2004, 2,299,127                    38,961           23,165
     Paid-in capital in excess of par                                               7,514,803        7,426,853
     Treasury stock, at cost (June 2005, 0 shares; Sept. 2004, 17,363 shares)              --         (414,430)
     Retained earnings - partially restricted                                      39,318,224       37,244,200
     Accumulated other comprehensive (loss) income                                    (15,161)          33,124
                                                                                -------------    -------------
Total stockholders' equity                                                         46,856,827       44,312,912
                                                                                -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 757,508,636    $ 718,231,528
                                                                                =============    =============

See notes to unaudited condensed consolidated financial statements.

                                    page -1-

                              Harleysville Savings Financial Corporation
                        Unaudited Condensed Consolidated Statements of Income

                                                     For the Three Months Ended  For the Nine Months Ended
                                                               June 30,                  June 30,
                                                     -----------------------------------------------------
                                                         2005          2004          2005          2004
                                                         ----          ----          ----          ----
INTEREST INCOME:
  Interest on mortgage loans                         $ 3,837,297   $ 3,702,001   $11,390,798   $11,160,749
  Interest on mortgage-backed securities               2,976,642     2,583,294     8,760,645     7,635,195
  Interest on consumer and other loans                 1,187,392       932,996     3,354,950     2,669,771
  Interest and dividends on tax-exempt investments       343,634       370,122     1,030,480     1,120,693
  Interest and dividends on taxable investments          821,684       498,779     2,057,250     1,669,581
                                                     -----------   -----------   -----------   -----------
Total interest income                                  9,166,649     8,087,192    26,594,123    24,255,989
                                                     -----------   -----------   -----------   -----------

Interest Expense:
  Interest on deposits                                 2,640,489     2,228,591     7,510,962     6,783,958
  Interest on borrowings                               3,215,587     2,818,120     9,198,880     8,438,768
                                                     -----------   -----------   -----------   -----------
Total interest expense                                 5,856,076     5,046,711    16,709,842    15,222,726
                                                     -----------   -----------   -----------   -----------

Net Interest Income                                    3,310,573     3,040,481     9,884,281     9,033,263
Provision for loan losses                                     --            --            --            --
                                                     -----------   -----------   -----------   -----------
Net Interest Income after Provision
  for Loan Losses                                      3,310,573     3,040,481     9,884,281     9,033,263
                                                     -----------   -----------   -----------   -----------

Other Income:
  Gain on sales of securities                             24,260        20,217        88,003       245,467
  Gain on sale of loans                                   16,672            --        16,672        17,673
  Other income                                           338,382       302,335     1,029,404       947,146
                                                     -----------   -----------   -----------   -----------
Total other income                                       379,314       322,552     1,134,079     1,210,286
                                                     -----------   -----------   -----------   -----------

Other Expenses:
  Salaries and employee benefits                       1,019,274     1,005,482     3,090,529     2,897,332
  Occupancy and equipment                                372,118       374,987     1,134,525     1,114,675
  Deposit insurance premiums                              14,416        14,995        43,527        44,089
  Other                                                  611,092       496,016     1,720,433     1,470,254
                                                     -----------   -----------   -----------   -----------
Total other expenses                                   2,016,900     1,891,480     5,989,014     5,526,350
                                                     -----------   -----------   -----------   -----------

Income before Income Taxes                             1,672,987     1,471,553     5,029,346     4,717,199

Income tax expense                                       428,500       350,323     1,287,400     1,152,324
                                                     -----------   -----------   -----------   -----------

Net Income                                           $ 1,244,487   $ 1,121,230   $ 3,741,946   $ 3,564,875
                                                     ===========   ===========   ===========   ===========


Basic Earnings Per Share                             $      0.32   $      0.29   $      0.97   $      0.94
                                                     ===========   ===========   ===========   ===========
Diluted Earnings Per Share                           $      0.32   $      0.29   $      0.95   $      0.92
                                                     ===========   ===========   ===========   ===========

Dividends Per Share                                  $      0.15   $      0.12   $      0.43   $      0.36
                                                     ===========   ===========   ===========   ===========

See notes to unaudited condensed consolidated financial statements.

                                    page -2-

                                Harleysville Savings Financial Corporation
                 Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                           Three Months Ended
                                                                                          2005              2004
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $ 1,244,487       $ 1,121,230

Other Comprehensive Income

Unrealized gain (loss) on securities net of tax expense (benefit)
                                                                                           21,601           (55,874)
                                                                                      -----------       -----------

Total Comprehensive Income                                                            $ 1,266,088       $ 1,065,356
                                                                                      ===========       ===========
                                                                                             Nine Months Ended
                                                                                          2005              2004
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $ 3,741,946       $ 3,564,875

Other Comprehensive Income

Unrealized loss on securities net of tax benefit                                          (48,285)(1)       (18,122)(1)
                                                                                      -----------       -----------

Total Comprehensive Income                                                            $ 3,693,661       $ 3,546,753
                                                                                      ===========       ===========

(1) Disclosure of reclassification amount, net of tax for the nine months ended:          2005              2004
                                                                                          ----              ----
     Net unrealized gain arising during the nine months ended                         $     9,797       $   143,886
     Less: Reclassification adjustment for net gains included in net income                58,082           162,008
                                                                                      -----------       -----------

     Net unrealized loss on securities                                                $   (48,285)      $   (18,122)
                                                                                      ===========       ===========

                                        Harleysville Savings Financial Corporation
                             Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                          Paid-in                     Retained     Accumulated
                                                          Capital                     Earnings-       Other          Total
                                           Common        in Excess      Treasury      Partially   Comprehensive   Stockholders'
                                           Stock          of Par         Stock        Restricted  Income (Loss)      Equity
--------------------------------------------------------------------------------------------------------------    -----------
Balance at October 1, 2004              $    23,165    $ 7,426,853    $  (414,430)   $37,244,200   $    33,124    $44,312,912

 Net Income                                                                            3,741,946                    3,741,946
 Issuance of Common Stock                       356        170,045                                                    170,401
 Stock Split                                 15,440        (15,440)
 Dividends - $.43 per share                                                           (1,667,922)                  (1,667,922)
 Treasury stock purchased                                                (204,100)                                   (204,100)
 Treasury stock delivered under
   Dividend Reinvestment Plan                              168,715        104,356                                     273,071
 Treasury stock delivered under
    employee stock plan                                   (235,370)       514,174                                     278,804
 Unrealized holding loss on available
   - for- sale securities, net of tax                                                                  (48,285)       (48,285)
                                        -----------    -----------    -----------    -----------   -----------    -----------

Balance at June 30, 2005                $    38,961    $ 7,514,803    $        --    $39,318,224   $   (15,161)   $46,856,827
                                        ===========    ===========    ===========    ===========   ===========    ===========

See notes to unaudited condensed consolidated financial statements.

                                    page -3-

                                Harleysville Savings Financial Corporation
                         Unaudited Condensed Consolidated Statements of Cash Flows

                                                                          Nine Months Ended June 30,
                                                                             2005             2004
                                                                             ----             ----
Operating Activities:
Net Income                                                              $   3,741,946    $   3,564,875
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation                                                              159,805          180,068
    Amortization of deferred loan fees                                       (182,247)        (417,225)
    Gain on sale of loans                                                     (16,672)         (17,673)
    Proceeds from the sale of loans held for sale                             925,094        1,166,114
    Origination of loans held for sale                                       (908,422)      (1,166,114)
    Gain on sale of securities                                                (88,003)        (245,467)
      Increase in deferred income taxes                                          (130)          (9,335)
    Changes in assets and liabilities which provided (used) cash:
      Increase (decrease) in accounts payable and accrued
      expenses                                                              2,027,188         (251,652)
      Increase in prepaid expenses and other assets                        (1,936,829)        (231,343)
      Increase bank owned life insurance                                   (2,500,000)
      Increase in accrued interest receivable                                (377,068)        (137,875)
      Increase in accrued interest payable                                    179,690           20,463
                                                                        -------------    -------------
Net cash (used in) provided by operating activities                         1,024,352        2,454,836
                                                                        -------------    -------------

Investing Activities:
Purchase of investment securities held to maturity                        (30,463,338)      (5,989,750)
Proceeds from maturities of investment securities held to maturity         16,303,834       17,693,178
Purchase of investment securities available for sale                       (1,902,768)      (2,374,949)
Proceeds from sale of investment securities available for sale              5,014,125        1,498,177
Purchase of FHLB stock                                                       (819,900)      (1,054,300)
Long-term loans originated or acquired                                    (81,808,936)    (102,366,161)
Purchase of mortgage-backed securities available for sale                          --       (5,010,238)
Purchase of mortgage-backed securities held to maturity                   (50,134,368)    (108,268,993)
Principal collected on long-term loans & mortgage-backed securities       109,333,297      151,276,359
Purchases of premises and equipment                                          (310,408)         (30,515)
                                                                        -------------    -------------
Net cash used in investing activities                                     (34,788,462)     (54,627,192)
                                                                        -------------    -------------

Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts
    and savings accounts                                                   (5,656,124)      13,612,243
Net increase in certificates of deposit                                    13,092,794        8,355,594
Cash dividends                                                             (1,667,922)      (1,367,890)
Net increase in FHLB advances                                              23,354,653       26,994,562
Use of treasury stock                                                         551,875          531,894
Purchase of treasury stock                                                   (204,100)        (251,580)
Net proceeds from issuance of stock                                           170,401               --
Net increase in advances from borrowers for taxes & insurance               3,734,993        3,435,689
                                                                        -------------    -------------
Net cash provided by financing activities                                  33,376,570       51,310,512
                                                                        -------------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (387,540)        (861,844)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              4,718,784        6,401,598
                                                                        -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   4,331,244    $   5,539,754
                                                                        =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                        $   1,103,112    $   1,213,893
    Interest expense                                                       16,530,152       15,243,189


See notes to unaudited condensed consolidated financial statements.

                                    page -4-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2005 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2004.

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

Accounting for Stock Options - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue application of Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations for stock options and, accordingly no compensation expense has been recorded in the condensed consolidated financ

                                          For the Three Months Ended      For the Nine Months Ended
                                         June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                         -------------   -------------   -------------   -------------
Net income                               $   1,244,487   $   1,121,230   $   3,741,946   $   3,564,875
Less: Stock based compensation expense              --              --          41,693          37,773
                                         -------------   -------------   -------------   -------------
Proforma net income                      $   1,244,487   $   1,121,230   $   3,700,253   $   3,527,102

Earnings per share:

Basic - as reported                      $        0.32   $        0.29   $        0.97   $        0.94
Basic - pro forma                                 0.32            0.29            0.96            0.93

Diluted - as reported                    $        0.32   $        0.29   $        0.95   $        0.92
Diluted - pro forma                               0.32            0.29            0.94            0.91


Recent Accounting Pronouncements -In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employees services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Effective for the annual reporting period that begins after June 15, 2005, the FASB will require that the Company recognize compensation expense for the fair value of stock options that are granted or vest after that date. FASB set forth these rules in Statement No. 123(R), Share-Based Payment, which became final December 16, 2004. Management is currently evaluating the effects the adoption will have on the Company's financial statements.

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

The Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Board directed the staff to proceed to a draft of a final FSP for vote by written ballot.

                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                  June 30, 2005
                                                              Gross            Gross
                                              Amortized     Unrealized       Unrealized     Approximate
                                                Cost           Gains           Losses       Fair Value
-------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years     $ 12,000,000                   $    (75,000)   $ 11,925,000
      Due after 5 years through 10 years      21,825,392   $    201,669         (40,061)     21,987,000
      Due after 10 years through 15 years     23,469,045         84,473        (222,518)     23,331,000
Tax-Exempt Obligations
      Due after 10 years through 15 years     10,818,497        744,503                      11,563,000
      Due after 15 years                      14,208,142      1,026,858                      15,235,000
                                            ------------   ------------    ------------    ------------

Total Investment Securities                 $ 82,321,076   $  2,057,503    $   (337,579)   $ 84,041,000
                                            ============   ============    ============    ============

A summary of investment with unrealized losses, aggregated by category, at June 30, 2005 is as follows:

                                 Less than 12 Months                12 Months or Longer             Total             Total
                            Fair Value    Unrealized Losses    Fair Value   Unrealized Losses     Fair Value    Unrealized Losses
                            ----------    -----------------    ----------   -----------------     ----------    -----------------
US Government agencies     $  9,948,490     $    (51,510)     $ 21,665,550     $   (286,069)     $ 31,614,040     $   (337,579)
                           ------------     ------------      ------------     ------------      ------------     ------------
Total                      $  9,948,490     $    (51,510)     $ 21,665,550     $   (286,069)     $ 31,614,040     $   (337,579)
                           ============     ============      ============     ============      ============     ============

At June 30, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of 8 agencies that at such date had an aggregate depreciation of 1.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment.

                                                                 September 30, 2004
                                                              Gross            Gross
                                              Amortized     Unrealized       Unrealized     Approximate
                                                Cost           Gains           Losses       Fair Value
-------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years     $    999,347                   $       (347)   $    999,000
      Due after 5 years through 10 years      15,278,032   $    186,208         (21,240)     15,443,000
      Due after 10 years through 15 years     26,918,369         22,286        (402,655)     26,538,000
Tax-Exempt Obligations
      Due after 10 years through 15 years      6,932,105        453,895                       7,386,000
      Due after 15 years                      18,033,719      1,039,281                      19,073,000
                                            ------------   ------------    ------------    ------------

Total Investment Securities                 $ 68,161,572   $  1,701,670    $   (424,242)   $ 69,439,000
                                            ============   ============    ============    ============

At June 30,2005 and September 30, 2004, U.S. Government Agencies include structured note securities with periodic interest rate adjustments and are callable periodically by the issuing agency. At June 30, 2005 and September 30, 2004, these structured notes were comprised of step-up bonds with book values of $31.7 million and $38.7 million, respectively. The Company has the positive intent and the ability to hold these securities to maturity.

                                    page -6-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                June 30, 2005
                                              Gross       Gross
                               Amortized   Unrealized   Unrealized
                                 Cost         Gain        Losses      Fair Value
--------------------------------------------------------------------------------


Equities                      $1,028,033   $    7,873   $  (36,076)   $  999,830
Mutual Funds                   3,517,073                               3,517,073
                              ----------   ----------   ----------    ----------

Total Investment Securities   $4,545,106   $    7,873   $  (36,076)   $4,516,903
                              ==========   ==========   ==========    ==========

A summary of investment with unrealized losses, aggregated by category, at June 30,2005 is as follows:

                               Less than 12 Months                12 Months or Longer            Total             Total
                          Fair Value    Unrealized Losses    Fair Value   Unrealized Losses    Fair Value    Unrealized Losses
                          ----------    -----------------    ----------   -----------------    ----------    -----------------
Equities                 $    636,280     $    (36,076)     $         --     $         --     $    636,280     $    (36,076)
                         ------------     ------------      ------------     ------------     ------------     ------------
Total                    $    636,280     $    (36,076)     $         --     $         --     $    636,280     $    (36,076)
                         ============     ============      ============     ============     ============     ============

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes that the securities are temporarily impaired.

                                             September 30, 2004
                                             Gross        Gross
                              Amortized    Unrealized   Unrealized
                                 Cost         Gain        Losses     Fair Value
--------------------------------------------------------------------------------


Equities                      $  971,110   $   58,377   $       --   $1,029,487
Mutual Funds                   6,685,353                              6,685,353
                              ----------   ----------   ----------   ----------

Total Investment Securities   $7,656,463   $   58,377   $       --   $7,714,840
                              ==========   ==========   ==========   ==========

                                    page -7-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

                                                            June 30,2005
                                                        Gross          Gross
                                       Amortized     Unrealized      Unrealized     Approximate
                                          Cost          Gains          Losses        Fair Value
-------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 15,858,213   $     47,302   $   (126,515)   $ 15,779,000
FHLMC pass-through certificates        120,938,980        305,709       (592,689)    120,652,000
FNMA pass-through certificates         123,865,239        540,254       (952,493)    123,453,000
GNMA pass-through certificates           7,443,571        322,429                      7,766,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $268,106,003   $  1,215,694   $ (1,671,697)   $267,650,000
                                      ============   ============   ============    ============

A summary of investment with unrealized losses, aggregated by category, at June 30, 2005 is as follows:

                                     Less than 12 Months                12 Months or Longer            Total             Total
                                Fair Value    Unrealized Losses    Fair Value   Unrealized Losses    Fair Value    Unrealized Losses
                                ----------    -----------------    ----------   -----------------    ----------    -----------------
Mortgage-backed securities
  held to maturity             $113,088,115     $   (600,048)     $ 63,246,335     $ (1,071,649)     $176,334,450     $ (1,671,697)
                               ------------     ------------      ------------     ------------      ------------     ------------
Total                          $113,088,115     $   (600,048)     $ 63,246,335     $ (1,071,649)     $176,334,450     $ (1,671,697)
                               ============     ============      ============     ============      ============     ============

At June 30, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 25 securities that at such date had an aggregate depreciation of 1.7% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature.

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

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

                                                     June 30,2005
                                                   Gross       Gross
                                   Amortized    Unrealized   Unrealized
                                      Cost         Gains       Losses      Fair Value
-------------------------------------------------------------------------------------
FNMA pass-through certificates     $1,266,616   $    5,229   $       --    $1,271,845
                                   ----------   ----------   ----------    ----------

Total Mortgage-Backed Securities   $1,266,616   $    5,229   $       --    $1,271,845
                                   ==========   ==========   ==========    ==========
                                                   September 30,2004
                                                   Gross       Gross
                                   Amortized    Unrealized   Unrealized
                                      Cost         Gains       Losses      Fair Value
-------------------------------------------------------------------------------------
FNMA pass-through certificates     $3,803,463   $    2,517   $  (10,706)   $3,795,274
                                   ----------   ----------   ----------    ----------

Total Mortgage-Backed Securities   $3,803,463   $    2,517   $  (10,706)   $3,795,274
                                   ==========   ==========   ==========    ==========

6. LOANS RECEIVABLE
Loans receivable consist of the following:

                                              June 30, 2005  September 30, 2004
                                              -------------  ------------------
Residential Mortgages                         $ 268,327,639    $ 256,512,743
Commercial Mortgages                              2,025,318        2,141,481
Construction                                      6,922,200        7,970,663
Savings Account                                     993,281          811,032
Home Equity                                      55,054,094       46,256,556
Automobile and other                                748,889          732,062
Line of Credit                                   31,982,429       32,329,416
                                              -------------    -------------
Total                                           366,053,850      346,753,953
  Undisbursed portion of loans in process        (6,118,201)      (5,237,847)
  Deferred loan fees                               (753,364)        (955,052)
  Allowance for loan losses                      (1,970,373)      (1,976,849)
                                              -------------    -------------
Loans receivable - net                        $ 357,211,912    $ 338,584,205
                                              =============    =============

The total amount of loans being serviced for the benefit of others was approximately $4.8 million and $4.5 million at June 30, 2005 and September 30, 2004, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                         Nine Months Ended      Year Ended
                                           June 30, 2005    September 30, 2004
                                           -------------    ------------------
Balance, beginning of period                $ 1,976,849        $ 1,990,672
  Provision for loan losses                          --                 --
  Amounts charged-off                            (9,862)           (15,394)
  Loan recoveries                                 3,386              1,571
                                            -----------        -----------
Balance, end of period                      $ 1,970,373        $ 1,976,849
                                            ===========        ===========


                                    page -9-

7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                           June 30, 2005    September 30, 2004
                                           -------------    ------------------
Land and buildings                         $   6,557,850      $   6,489,050
Furniture, fixtures and equipment              3,417,898          3,102,835
Automobiles                                       24,896             24,896
                                           -------------      -------------
Total                                         10,000,644          9,616,781
  Less accumulated depreciation               (4,101,066)        (3,867,806)
                                           -------------      -------------
Net                                        $   5,899,578      $   5,748,975
                                           =============      =============
8.  DEPOSITS
Deposits are summarized as follows:

                                           June 30, 2005    September 30, 2004
                                           -------------    ------------------
Non-interest bearing checking              $   9,762,315      $   8,335,991
NOW accounts                                  20,651,728         19,838,879
Checking accounts                              3,509,186          3,431,273
Money Market Demand accounts                  92,359,511        100,448,760
Passbook and Club accounts                     4,163,242          4,047,204
Certificate accounts                         282,221,326        269,128,532
                                           -------------      -------------
Total deposits                             $ 412,667,308      $ 405,230,639
                                           =============      =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2005 and September 30, 2004 amounted to approximately $33.8 million and $28.1 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9.  COMMITMENTS
At June 30, 2005, the following commitments were outstanding:

Origination of fixed-rate mortgage loans   $ 5,318,581
Unused line of credit loans                 40,420,063
Loans in process                             6,118,201
                                           -----------

Total                                      $51,856,845
                                           ===========


10.  DIVIDEND
On July 20, 2005, the Company's Board of Directors declared a cash dividend of $.15 per share payable on August 24, 2005 to the stockholders' of record at the close of business on August 10, 2005. The number of shares and per share information for all periods presented has been restated to reflect the five for three stock split as of February 24, 2005.


                                   page -10-

11.  EARNINGS PER SHARE
The following average shares were used for the computation of earnings per share:
             For the Three Months Ended             For the Nine Months Ended
                       June 30,                                June 30,
             ----------------------------------------------------------------
                 2005          2004                     2005          2004
                 ----          ----                     ----          ----
 Basic         3,890,153     3,813,527                3,872,400    3,802,937
Diluted        3,936,829     3,893,155                3,936,929    3,890,212

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK
Advances from the Federal Home Loan Bank consists of the following:

                                         June 30,            September 30,
                                           2005                   2004
                                               Weighted                Weighted
                                               Interest                Interest
 Maturing Period                    Amount       Rate       Amount       Rate
--------------------------------------------------------------------------------

 1 to  12 months                $ 44,015,694     3.90%   $ 40,428,147    3.40%
13 to  24 months                  25,433,958     3.75%      9,545,900    3.55%
25 to  36 months                  51,575,471     4.73%     28,476,845    3.59%
37 to  48 months                  46,494,202     4.02%     54,582,988    5.08%
49 to  60 months                  17,511,623     4.38%     34,950,243    3.77%
61 to  72 months                  30,000,000     5.67%     15,000,000    6.08%
73 to  84 months                  54,276,698     4.57%     25,968,870    4.89%
85 to 120 months                  20,000,000     3.84%     57,000,000    4.43%
                                ----------------------------------------------
Total                           $289,307,646     4.39%   $265,952,993    4.34%
                                ==============================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $27.2 million out of $32.0 million was used at June 30, 2005 and $19.1 million was used as of September 30, 2004. Included in the table above at June 30, 2005 and September 30, 2004 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $556.1 million of which $289.3 million was used as of June 30, 2005.

13. REGULATORY CAPITAL REQUIREMENTS
Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                       To Be Considered Well
                                                                                                         Capitalized Under
                                                                                   For Capital           Prompt Corrective
                                                             Actual             Adequacy Purposes        Action Provisions

                                                       Amount       Ratio       Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------
As of June 30, 2005
         Tier 1 Capital (to assets)                 $46,764,211      6.18%   $30,271,560      4.00%   $37,839,450      5.00%
         Tier 1 Capital (to risk weighted assets)    46,764,211     13.51%    13,845,480      4.00%    20,768,220      6.00%
         Total Capital (to risk weighted assets)     48,734,211     14.08%    27,690,960      8.00%    34,613,700     10.00%

As of September 30, 2004
         Tier 1 Capital (to assets)                 $44,124,545      6.20%   $28,480,960      4.00%   $35,601,200      5.00%
         Tier 1 Capital (to risk weighted assets)    44,124,545     13.69%    12,890,920      4.00%    19,336,380      6.00%
         Total Capital (to risk weighted assets)     46,127,545     14.31%    25,781,840      8.00%    32,227,300     10.00%


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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At June 30, 2005, no loans were considered impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, page -12-
changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Nine-Month Period Ended June 30, 2005
---------------------------------------------------------------------------
Total assets at June 30, 2005 were $757.5 million, an increase of $39.3 million or 5.47% for the nine month period. This increase was primarily the result of an increase in loans receivable, investment securities held to maturity, mortgage-backed securities held to maturity and other assets of approximately $18.6 million, $14.2 million, $6.8 million and $4.4 million, respectively. The remainder was due to an increase in Federal Home Loan Bank stock of approximately $820,000. This growth is one of the ways the Company manages its capital based on its business plan. These increases were partially offset by decreases in investment securities available for sale and mortgage-backed securities available for sale, of approximately $3.2 million and $2.5 million, respectively. The decreases were due to the normal maturities and repayments in the investment portfolio. During the nine-month period ended June 30, 2005, total deposits increased by $7.4 million to $412.7 million. Advances from borrowers for taxes and insurance also increased by $3.7 million. This is a seasonal increase as the majority of taxes that the Company escrows for are disbursed in the month of August. There was also an increase in advances from Federal Home Loan Bank of $23.4 million, which was used to fund the purchase of mortgage-backed securities held to maturity and originate residential loans. Accounts payable and accrued expenses increased by $2.0 million due to the pending purchase of an investment security that settled after the period ended.

Comparisons of Results of Operations for the Three and Nine Month Period Ended
------------------------------------------------------------------------------
June 30, 2005 with the Three and Nine Month Period Ended June 30, 2004.
-----------------------------------------------------------------------

Net Interest Income
-------------------
The increase in the net interest income for the three and nine month periods ended June 30, 2005 when compared to the same periods in 2004 can be attributed to the increase in the average balance of interest-earning assets to $733.2 million and $716.9 million from $679.2 million and $673.5 million, respectively.

Total interest income was $9.2 million for the three-month period ended June 30, 2005 compared to $8.1 million for the comparable period in 2004. For the nine month period ended June 30, 2005, total interest income was $26.6 million compared to $24.3 million for the comparable period in 2004. The increase is the result of the increased average yield for the interest-earning assets to 5.00% and 4.95% for the three and nine-month period ended June 30, 2005, respectively, from 4.76% and 4.80% for the comparable periods in 2004.

Total interest expense increased to $5.9 million for the three-month period ended June 30, 2005 from $5.0 million for the comparable period in 2004. For the nine-month period ended June 30, 2005, total interest expense increased to $16.7 million from $15.2 million for the comparable period in 2004. These increases occurred as a result of a increase in the average rate paid on interest-bearing liabilities to 3.37% and 3.27% for the three and nine-month periods ended June 30, 2005, respectively, from 3.15% and 3.19% for the comparable period ended June 30, 2004.

Other Income
------------
Other income increased to $379,000 for the three-month period ended June 30, 2005 from $323,000 for the comparable period in 2004. For the nine-month period ended June 30, 2005, other income decreased to $1.1 million from $1.2 million for the comparable period in 2004. The three-month increase is due to the sale of loans and the nine-month decrease is mainly due to a decrease in the gain on sale of investments available for sale.

Other Expenses
--------------
During the quarter ended June 30, 2005, other expenses increased by $125,000 or 6.6% to $2.0 million when compared to the same period in 2004. For the nine month period ended June 30, 2005, other expenses increased by $463,000 or 8.4% compared to the comparable period in 2004. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 7.0% growth in the assets of the Company when compared to the same periods in 2004. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2005 was 1.07% and 1.08%, respectively.


                                   page -13-

Income Taxes
------------
The Company made provisions for income taxes of $429,000 and $1.3 million for the three and nine-month periods ended June 30, 2005, respectively, compared to $350,000 and $1.2 million for the comparable periods in 2004. These provisions are based on the levels of taxable income.

Liquidity and Capital Recourses
-------------------------------
For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans and deposit withdrawals. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Bank's core deposit base. In addition to cash, the Bank maintains a portfolio of short-term investments to meet its liquidity requirements. Harleysville Savings also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Bank also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.

As of June 30, 2005, the Company had $51.8 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending June 30, 2006, is $76.2 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $556.1 million at June 30, 2005 of which $289.3 million was outstanding at June 30, 2005.

The Bank's net income for the nine months ended June 30, 2005 of $3,742,000 increased the Bank's stockholders' equity to $46.9 million or 6.2% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

Proposed FASB
-------------
In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes." This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management's best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. Management is in the process of assessing the impact this interpretation will have on its financial statements.

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


                                   page -14-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2005, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                  1 Year       1 to 3       3 to 5        Over 5
                                                  or less       Years        Years         Years        Total
                                                 ---------    ---------    ---------     ---------    ---------
Interest-earning assets
Mortgage loans                                   $  36,149    $  55,530    $  42,085     $ 134,564    $ 268,328
Mortgage-backed securities                          91,935       90,496       44,342        42,605      269,378
Consumer and other loans                            51,982       20,676        9,631        15,437       97,726
Investment securities and other investments         28,654        4,476       17,646        63,447      114,223
                                                 ---------    ---------    ---------     ---------    ---------

Total interest-earning assets                      208,720      171,178      113,704       256,053      749,655
                                                 ---------    ---------    ---------     ---------    ---------

Interest-bearing liabilities

   Passbook and Club accounts                           --           --           --         4,163        4,163

   NOW and checking accounts                            --           --           --        24,161       24,161

   Money Market Deposit accounts                    27,449           --           --        49,055       76,504
   Choice Savings                                    3,964                                  11,892       15,856

   Certificate accounts                             76,177      143,702       62,342            --      282,221
   Borrowed money                                   66,577       87,641       36,443        98,647      289,308
                                                 ---------    ---------    ---------     ---------    ---------

Total interest-bearing liabilities                 174,167      231,343       98,785       187,918      692,213
                                                 ---------    ---------    ---------     ---------    ---------

Repricing GAP during the period                  $  34,553    $ (60,165)   $  14,919     $  68,135    $  57,442
                                                 =========    =========    =========     =========    =========

Cumulative GAP                                   $  34,553    $ (25,612)   $ (10,693)    $  57,442
                                                 =========    =========    =========     =========


                                   page -15-

Ratio of GAP during the period to total assets        4.56%       -7.94%        1.97%         8.99%
                                                 =========    =========    =========     =========

Ratio of cumulative GAP to total assets               4.56%       -3.38%      -1.41%          7.58%
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



                                   page -16-

Part II  OTHER INFORMATION

           Item 1,2,3,4 and 5. Not applicable.
                               --------------
           Item 6.             Exhibits and Reports on Form 8-K
                               --------------------------------

                               No.
                               31.1    Certification of Chief Executive Officer
                               31.2    Certification of Chief Financial Officer
                               32.0    Section 1350 Certification of Chief
                                       Executive Officer and Chief Financial
                                       Officer




                                   page -17-

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date: August 11, 2005             By: /s/ Edward J. Molnar
                                      ------------------------------------------
                                      Edward J. Molnar
                                      Chief Executive Officer


Date: August 11, 2005             By: /s/ Brendan J. McGill
                                      ------------------------------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer


                                   page -18-