Form 10-K
period 2005-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2005-12-21
CIK 1107160

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

                  For the fiscal year ended: September 30, 2005

or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Pennsylvania                              23-3028464
-------------------------------------------   ----------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)               Identification Number)

271 Main Street, Harleysville, Pennsylvania                  19438
-------------------------------------------   ----------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

The aggregate market value of the 3,331,854 shares of the Registrant's Common Stock held by non-affiliates (3,880,336 shares outstanding less 548,482 shares held by affiliates), based upon the closing price of $18.75 for the Common Stock on March 31, 2005, as reported by the Nasdaq Stock Market, was approximately $62.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 21, 2005: 3,906,539

                       DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 2005 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 15 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

================================================================================

                   HARLEYSVILLE SAVINGS FINANICAL CORPORATION
                         2005 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.   Business....................................................................    2
Item 2.   Properties..................................................................   29
Item 3.   Legal Proceedings...........................................................   29
Item 4.   Submission of Matters to a Vote of Security Holders.........................   29

                                     PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities...................................   30
Item 6.   Selected Financial Data.....................................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................   30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................   30
Item 8.   Financial Statements and Supplementary Data.................................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................................   31
Item 9A.  Controls and Procedures.....................................................   31
Item 9B.  Other Information...........................................................   31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........................   31
Item 11.  Executive Compensation......................................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.............................................   32
Item 13.  Certain Relationships and Related Transactions..............................   32
Item 14.  Principal Accounting Fees and Services......................................   32

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.....................................   32

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

                                     PART I

Item 1. Business.
-----------------

General

      Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from five full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2005, the Company had $767.0 million of total assets, $419.0 million of deposits and $47.6 million of stockholders' equity. The Company's stockholders' equity constituted 6.20% of total assets as of September 30, 2005.

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

Lending Activities

      Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2005, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $277.8 million or 43.5% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2005, mortgage-backed securities totaled $265.0 million and comprised 41.5% of the portfolio.

      As of September 30, 2005, loans secured by commercial real estate comprised $2.0 million or 0.3% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $93.0 million or 14.6% of the total loan and mortgage-backed securities portfolio as of September 30, 2005.

      As of September 30, 2005, the Company had $265.0 million, or 41.5%, of the total portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

      The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                             As of September 30,
                                     --------------------------------------------------------------------
                                             2005                    2004                    2003
                                     --------------------    --------------------    --------------------
                                      Amount     Percent      Amount     Percent      Amount     Percent
                                     --------   ---------    --------   ---------    --------   ---------
                                                            (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family                    $267,246      41.8%     $255,023      41.7%     $234,748      43.6%
    Multi-family                        2,893       0.5           914       0.2         1,515       0.3
    Construction                        7,640       1.2         7,971       1.3        10,028       1.9
  Lot loans                               801       0.1           576       0.1           923       0.2
  Mortgage-backed securities          265,009      41.5       265,087      43.2       230,247      42.6
  Commercial                            2,002       0.3         2,141       0.4         1,015       0.2
                                     --------     -----      --------     -----      --------     -----
    Total real estate loans and
       mortgage-backed securities     545,591      85.4%      531,712      86.9%      478,476      88.8%
                                     --------     -----      --------     -----      --------     -----

Consumer loans:
  Education loans                          --        --            --        --             1        --
  Installment equity loans             59,724       9.4%       46,257       7.6%       29,726       5.5%
  Line of credit loans                 31,580       5.0        32,329       5.3        29,420       5.5
  Savings account loans                   921       0.1           811       0.1           733       0.1
  Automobile and other loans              772       0.1           732       0.1           578       0.1
                                     --------     -----      --------     -----      --------     -----
    Total consumer loans               92,997      14.6%       80,129      13.1%       60,458      11.2%
    Total loans receivable and
       mortgage-backed securities     638,588     100.0%      611,841     100.0%      538,934     100.0%
                                     --------     -----      --------     -----      --------     -----

Less:
  Loans in process                     (4,934)                 (5,238)                 (7,829)
  Deferred loan fees                     (671)                   (955)                 (1,520)
  Allowance for loan losses            (1,968)                 (1,977)                 (1,991)
                                     --------                --------                --------
   Total loans receivable and
     mortgage-backed securities,
     net                             $631,015                $603,671                $527,594
                                     ========                ========                ========

                                                      As of September 30,
                                         --------------------------------------------
                                                 2002                    2001
                                         --------------------    --------------------
                                          Amount     Percent      Amount     Percent
                                         --------   ---------    --------   ---------
                                                    (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family                        $233,057      46.7%     $224,100      48.2%
    Multi-family                            1,056       0.2           972       0.3
    Construction                            8,607       1.7        14,649       3.1
  Lot loans                                 1,247       0.2         1,514       0.3
  Mortgage-backed securities              193,330      38.8       167,727      36.0
  Commercial                                  496       0.1           786       0.2
                                         --------     -----      --------     -----
    Total real estate loans and
       mortgage-backed securities         437,793      87.7%      409,748      88.1%
                                         --------     -----      --------     -----

Consumer loans:
  Education loans                             334       0.1%        1,041       0.3%
  Installment equity loans                 41,451       8.3        43,401       9.3
  Line of credit loans                     18,530       3.7         9,807       2.1
  Savings account loans                       479       0.1           617       0.1
  Automobile and other loans                  726       0.1           629       0.1
                                         --------     -----      --------     -----
    Total consumer loans                   61,520      12.3%       55,495      11.9%
    Total loans receivable and
       mortgage-backed securities         499,313     100.0%      465,243     100.0%
                                         --------     -----      --------     -----

Less:
  Loans in process                         (6,503)                 (9,919)
  Deferred loan fees                       (2,091)                 (2,052)
  Allowance for loan losses                (2,035)                 (2,036)
                                         --------                --------
   Total loans receivable and
     mortgage-backed securities,
     net                                 $488,684                $451,236
                                         ========                ========

      Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2005 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

                                                 Principal Repayments Contractually Due in Year(s) Ended September 30,
                             Principal Balance   ---------------------------------------------------------------------
                              at September 30,                             2008-       2011-       2015-     2020 and
                                   2005            2006        2007        2010        2014        2019     Thereafter
                             -----------------   --------    --------    --------    --------    --------   ----------
                                                                      (In Thousands)
Real estate loans:
  Residential
  Single-family                      $267,246    $  4,009    $  4,276    $ 14,431    $ 32,871    $ 47,035    $164,624
  Multi-family                          2,893          44          46         156         356         509       1,782
  Construction                          7,640         115         122         413         940       1,344       4,706
Lot loans                                 801          44          47         162         363         186          --
Mortgage-backed Securities            265,009       3,975       4,505      14,841      33,391      46,907     161,390
Commercial                              2,002          72          78         274         635         943          --
Consumer and other loans               92,997      11,439      12,276      42,569      20,924       5,789          --
                                     --------    --------    --------    --------    --------    --------    --------
         Total(1)                    $638,588    $ 19,698    $ 21,350    $ 72,846    $ 89,480    $102,713    $332,502
                                     ========    ========    ========    ========    ========    ========    ========

----------
(1) With respect to the $618.9 million of loans with principal maturities contractually due after September 30, 2005, $576.5 million have fixed rates of interest and $42.4 million have adjustable or floating rates of interest.

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

      During the years ended September 30, 2005 and 2004, the Company did not sell any mortgage-backed securities. During the year ended September 30, 2003, the Company sold $13.0 million in mortgage-backed securities, resulting in a gain of $159,000. The Company sold $921,000, $2.6 million, and $1.4 million of loans during fiscal 2005, 2004 and 2003, resulting in a gain of approximately $17,000, $61,000 and $16,000, respectively.

      The Company's total loan originations decreased by $24.2 million or 17.6% in fiscal 2005 and decreased by $24.9 million or 15.3% in fiscal 2004. Of the $113.4 million and $137.6 million of single-family loans originated in fiscal 2005 and 2004, respectively, $8.7 million and $9.8 million, respectively, were loans originated to fund multi-family and construction properties, $60.6 million and $67.3 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $44.1 million and $58.6 million or 38.9% and 42.6% of total loan originations during fiscal 2005 and 2004, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

      The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                Year Ended September 30,
                                                            --------------------------------
                                                              2005        2004        2003
                                                            --------    --------    --------
                                                                     (In Thousands)
Real estate loan originations:
   Residential:
    Single-family                                           $ 60,608    $ 69,124    $102,712
    Multi-family                                               1,300         300       1,380
    Construction                                               7,433       9,526      12,007
   Lot loans                                                      --          --         109
                                                            --------    --------    --------
       Total real estate loan originations                    69,341      78,950     116,208
Consumer loan originations(1)                                 44,057      58,655      46,288
                                                            --------    --------    --------
       Total loan originations                               113,398     137,605     162,496
Purchases of mortgage-backed securities                       62,027     121,201     277,885
                                                            --------    --------    --------
       Total loan originations, and purchases                175,425     258,806     440,381

Principal loan and mortgage-backed securities repayments     147,757     183,321     386,359
Sales of loans and mortgage-backed securities                    921       2,578      14,401
                                                            --------    --------    --------
       Total principal repayments and sales                  148,678     185,899     400,760
                                                            --------    --------    --------
         Net increase in loans                              $ 26,747    $ 72,907    $ 39,621
                                                            ========    ========    ========

----------
(1) Includes installment home equity loans, home equity lines of credit, vehicle loans, Pennsylvania Higher Education Assistance loans, secured and unsecured personal loans and lines of credit.

      Loan Underwriting Policies. Each loan application received by the Company is underwritten to the standards of the Company's written underwriting policies as adopted by the Company's Board of Directors. The Company's Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written underwriting policies. Individual approval authority of $500,000 has been granted to the Company's Chief Executive Officer, the Company's President, and the Company's Chief Lending Officer. Joint approval authority of $1.0 million has been granted to a combination of at least two of the above named individuals. Individual lending authority of $250,000 has been granted to the Bank's Assistant Vice President/Loan Administration Manager, the Assistant Vice President/Loan Customer Service Manager and to the Bank's Consumer Loan and Residential Mortgage Underwriter, employed by the Company. Additional consumer loan lending authority of $50,000 has been granted to several delegated underwriters, employed by the Bank. Loans with policy exceptions require approval by the next highest approval authority. Loans over $1.0 million must be approved by the Company's Board of Directors.

      In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2005, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $1.9 million, which did not exceed the Company's loan to one borrower limitation.

      Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $359,650 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 70% of the appraised value if the borrower's FICO score is less than 720 and the transaction's purpose is cash-out.

      All appraisals and other property valuations are performed by independent fee appraisers approved by the Company's Board of Directors. On all amortizing real estate loans, the Company requires borrowers to obtain title insurance, insuring the Company has a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and insurance premiums when appropriate as they fall due.

      The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $1.0 million, are held in the portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2005, $277.8 million or 43.5% and $2.9 million or 0.5% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2005, approximately $503.7 million or 94.0% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $31.9 million or 6.0% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

      During the years ended September 30, 2005 and 2004, the Company originated $5.9 million and $5.5 million of ARM mortgages, respectively. ARMs represented 9.7% and 8.0% of the Company's total mortgage loan portfolio originations in fiscal 2005 and 2004, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

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

      Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2005, $7.6 million or 1.2% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

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

      Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 38.9% and 42.6% during fiscal 2005 and 2004, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

      Home equity loans continue to be a popular product and represented $91.3 million or 14.4% of the loan and mortgage-backed securities portfolio at September 30, 2005. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2005, the Company had outstanding 2,898 home equity loans of which 1,505 were installment equity loans and 1,393 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $31.6 million and there was approximately $39.9 million of unused credit available on such loans.

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

      Loan Fee and Servicing Income. The Company receives fees both for the origination of loans and for making commitments to originate and purchase residential and commercial mortgage loans. The Company also receives servicing fees with respect to residential mortgage loans it has sold. It also receives loan fees related to existing loans, including late charges, and credit life insurance commissions. Loan origination and commitment fees and discounts are a volatile source of income, varying with the volume and type of loans and commitments made and purchased and with competitive and economic conditions.

      Loans fees generated on origination of real estate mortgage loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income as a yield adjustment over the estimated remaining terms of such loans using the interest method. The Company recorded servicing income of $138,000, $459,000 and $1.9 million in deferred loan fees in fiscal 2005, 2004 and 2003, respectively.

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

      As of September 30, 2005, the Company was servicing $4.7 million of loans for others, which related to loans sold by the Company to the FHLMC and Federal Home Loan Bank of Pittsburgh in the amounts of $600,000 and $4.1 million, respectively. The Company receives a servicing fee of 0.25% on such loans.

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

      All interest accrued but not collected for loans that are placed nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had no loans outstanding which were recorded as loans accounted for on a non-accrual basis as of the end of fiscal 2005 and 2004.

      If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned ("REO") account until it is sold. When property is acquired, it is recorded at the lower of cost or market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no REO at the end of fiscal 2005 and 2004.

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

                                                           As of September 30,
                                                    --------------------------------
                                                      2005        2004        2003
                                                    --------    --------    --------
                                                         (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                     --          --          --
  Accruing loans 90 days overdue                      $260        $291        $273
  Troubled debt restructurings                          --          --          --
                                                      ----        ----        ----
         Total                                         260         291         273
                                                      ----        ----        ----
Consumer loans:
  Non-accrual loans                                     --          --          --
  Accruing loans 90 days overdue                        --          --          --
  Troubled debt restructurings                          --          --          --
                                                      ----        ----        ----
         Total                                          --          --          --
                                                      ----        ----        ----

Total non-performing loans:
  Non-accrual loans                                     --          --          --
  Accruing loans 90 days overdue                       260         291         273
  Troubled debt restructurings                          --          --          --
                                                      ----        ----        ----
         Total                                        $260        $291        $273
                                                      ====        ====        ====

Total non-performing loans to total loans              .07%        .09%        .09%
Total real estate owned, net of related reserves        --          --          --
Total non-performing loans and other real
  estate owned to total assets                         .03%        .04%        .04%

      Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2005, 2004 or 2003 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

      Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectibility because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company's policy to establish specific reserves for losses on delinquent consumer loans and commercial loans when it determines that losses are probable. In addition, consumer loans are charged against reserves if they are more than 120 days delinquent unless a satisfactory repayment schedule is arranged. Although management has currently established no specific reserves for losses, no assurance can be given as to whether future provisions may be required. The establishment of any such reserves could affect net income.

      The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                    Year Ended September 30,
                                             ----------------------------------------------------------------------
                                                2005           2004           2003           2002           2001
                                             ----------     ----------     ----------     ----------     ----------
Allowances at beginning of year              $1,976,849     $1,990,672     $2,034,832     $2,036,188     $2,038,131
 Provision for loan losses charged to
  operating expenses                                 --             --             --             --             --
Recoveries                                       83,707          1,571             --          5,113             --
Loans charged off                               (92,949)       (15,394)       (44,160)        (6,469)        (1,943)
                                             ----------     ----------     ----------     ----------     ----------
Allowances at end of year                    $1,967,607     $1,976,849     $1,990,672     $2,034,832     $2,036,188
                                             ==========     ==========     ==========     ==========     ==========

Ratio of net charge-offs to average loans
  outstanding                                        --             --             --             --             --
Ratio of allowances to period-end loans             .54%           .58%           .66%           .68%           .69%

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

      The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax-exempt obligations, money market mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2005 was $55.3 million.

      The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                                       As of September 30,
                                                --------------------------------
                                                  2005        2004        2003
                                                --------    --------    --------
                                                         (In Thousands)
    Interest-bearing deposits at
       other depository institutions            $  6,742    $  3,040    $  4,836
    Tax-exempt obligations                        24,799      24,966      25,290
    Money market mutual funds                      1,976       6,685       3,812
    Equities                                         859       1,029       1,061

    U.S. Government and agency
       obligations held to maturity               62,566      43,196      58,036
    FHLB of Pittsburgh stock                      16,036      15,184      13,782
                                                --------    --------    --------
             Total                              $112,978    $ 94,100    $106,817
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

                                                      As of September 30,
                             ---------------------------------------------------------------------
                                      2005                    2004                    2003
                             ---------------------   ---------------------   ---------------------
                                        Percent of              Percent of              Percent of
                              Amount     Deposits     Amount     Deposits     Amount     Deposits
                             --------   ----------   --------   ----------   --------   ----------
                                                    (Dollars in Thousands)
Passbook and club
  accounts                   $  3,807       0.9%     $  4,047       1.0%     $  4,027       1.1%
NOW accounts                   18,283       4.4        19,839       4.9        17,340       4.6
Checking accounts              18,721       4.5        11,767       2.9        10,047       2.6
Money market demand
  accounts                     75,874      18.1        99,225      24.5        95,729      25.1
Certificates of deposit:
         6 month                8,126       1.9         8,650       2.1        10,649       2.8
         9 month               10,630       2.5         3,031       0.8         3,431       0.9
         12 month              10,110       2.4        16,471       4.1        18,798       4.9
         15 month              17,063       4.1         4,554       1.1         6,774       1.8
         17 month               1,485       0.3         2,474       0.6         3,573       0.9
         18 month              11,125       2.7        18,967       4.7        26,565       7.0
         20 month               9,685       2.3            --        --            --        --
         24 month               7,740       1.8        12,297       3.0        17,041       4.5
         27 month               4,966       1.2        12,326       3.0        23,359       6.1
         36 month              29,302       7.0        35,024       8.7        23,655       6.2
         48 month              82,402      19.7        60,392      14.9        25,020       6.6
         60 month              38,431       9.2        38,901       9.6        39,495      10.4
         Other                 16,924       4.0         7,057       1.7         8,988       2.4

Retirement accounts:
 Money market deposit
     accounts                     707       0.2         1,224       0.3         1,242       0.3
 Certificates of deposit       53,599      12.8        48,985      12.1        44,954      11.8
                             --------     -----      --------     -----      --------     -----
     Total deposits          $418,980     100.0%     $405,231     100.0%     $380,687     100.0%
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

      The following table presents certain information concerning the Company's deposit accounts as of September 30, 2005 and the scheduled quarterly maturities of its certificates of deposit.

                                                                               Weighted
                                                            Percentage of      Average
                                                 Amount     Total Deposits   Nominal Rate
                                                --------    --------------   ------------
                                                        (Dollars in Thousands)
Passbook and club accounts                      $  3,807           0.9%          0.67%
NOW accounts                                      18,283           4.3           0.15
Checking accounts                                 18,721           4.5           0.22
Money market deposits accounts(1)                 76,581          18.3           1.03
                                                --------         -----          -----
         Total                                  $117,392          28.0%          0.75%
                                                ========         =====          =====

Certificate accounts maturing by quarter:
     December 31, 2005                          $ 23,217           5.5%          2.15%

     March 31, 2006                               30,494           7.3           1.92
     June 30, 2006                                19,371           4.6           2.07
     September 30, 2006                           28,370           6.8           2.17
     December 31, 2006                            49,102          11.7           3.15

     March 31, 2007                               25,847           6.2           3.09
     June 30, 2007                                15,713           3.7           3.85
     September 30, 2007                           15,598           3.7           4.04
     December 31, 2007                             5,010           1.2           3.20

     March 31, 2008                               14,056           3.4           3.40
     June 30, 2008                                13,673           3.3           4.07
     September 30, 2008                           28,114           6.7           4.35

Thereafter                                        33,023           7.9           3.71
                                                --------         -----          -----
Total certificate accounts(1)                    301,588          72.0           3.09
                                                --------         -----          -----
         Total deposits                         $418,980         100.0%          2.44%
                                                ========         =====          =====

----------
(1)   Includes retirement accounts.

      Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $101.5 million of certificates of deposit which mature during the 12 months ending September 30, 2006.

      The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                    Year Ended September 30,
                                                -------------------------------
                                                  2005        2004        2003
                                                -------     -------     -------
                                                        (In Thousands)
Increase (decrease) before interest credited    $ 5,112     $ 1,770     $    (9)
Interest credited                                 8,637       7,474       8,749
                                                -------     -------     -------
     Net deposit increase                       $13,749     $24,544     $ 8,740
                                                =======     =======     =======

      The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2005 which mature during the periods indicated.

                                                            Amounts at September 30, 2005 Maturing
                                         As of       ---------------------------------------------------
                                     September 30,   One Year                     Three
                                         2005        or Less       Two Years      Years       Thereafter
                                       --------      --------      ---------     --------     ----------
                                                                 (In Thousands)
Certificate accounts:
  0.01% to 2.00%                       $ 19,143      $ 18,297      $    814      $     32      $     --
  2.01% to 4.00%                        219,463        61,549        66,504        58,600        32,810
  4.01% to 6.00%                         60,385        19,022        38,938         2,222           203
  6.01% to 8.00%                          2,597         2,584             4            --             9
                                       --------      --------      --------      --------      --------
    Total certificate accounts(1)      $301,588      $101,452      $106,260      $ 60,854      $ 33,022
                                       ========      ========      ========      ========      ========

----------
(1)   Includes retirement accounts.

      The following table sets forth the maturity of certificate deposits in excess of $100,000 as of September 30, 2005.

                                  Amount
                              --------------
                              (In Thousands)
    1 to 3 months                $ 2,237
    4 to 6 months                  4,907
    7 to 12 months                 6,306
    Thereafter                    26,257
                                 -------
         Total                   $39,707
                                 =======

      Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2005, the Bank had FHLB advances with maturities of one year or less totaling $36.0 million at an interest rate of 3.73% and FHLB advances with maturities of 13 months to 10 years totaling $261.2 million at interest-rates ranging from 3.66% to 5.35%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

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

                                                                  September 30,
                                     ------------------------------------------------------------------------
                                              2005                     2004                     2003
                                     ----------------------   ----------------------   ----------------------
                                                  Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                      Balance       Rate       Balance       Rate       Balance       Rate
                                     ----------  ----------   ----------  ----------   ----------  ----------
                                                             (Dollars in Thousands)
Advances from FHLB of Pittsburgh      $297,268      4.38%      $265,953      4.34%      $228,817      4.76%

      The  following  table  sets  forth  certain  information   concerning  the
short-term borrowings of the Company for the periods indicated.

                                                     Year Ended September 30,
                                                --------------------------------
                                                  2005        2004        2003
                                                --------    --------    --------
                                                     (Dollars in Thousands)
      Advances from FHLB of Pittsburgh:
         Average balance outstanding            $29,355     $20,267     $ 4,496

         Maximum amount outstanding at any
           month-end during the period           36,100      25,600      18,500
         Weighted average interest rate
           during the period                       2.98%       1.38%       1.20%

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

Employees

      The Company had 59 full-time employees and 39 part-time employees as of September 30, 2005. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. This will be required for the Company in fiscal 2007. The Act requires the registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

      FDIC Insurance Premiums. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2005 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2005 was 0.0134% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2005, the Bank's regulatory capital exceeded all of its capital requirements.

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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2005, the Bank met each of its capital requirements.

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

      The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank's subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. $859,000 was invested by HARL, LLC as of September 30, 2005 in such equity securities.

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

      Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2005 and 2004 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2005, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Subsidiary

      The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2005 amounted to approximately $141.1 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL LLC ("HARL"). FFS was established to engage in the sale of insurance products through a third party. HARL was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

Item 2. Properties.
-------------------

      As of September 30, 2005, the Company conducted its business from its main office in Harleysville, Pennsylvania and four other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

                                                                                     Net Book Value
                                                                                      of Property
                                                                                     and Leasehold
                                                                   Lease            Improvements at
                                                 Owned or        Expiration          September 30,
   County                 Address                 Leased            Date                  2005            Deposits
------------      --------------------------    ----------    ----------------      ---------------      ----------
                                                                                              (In Thousands)
Montgomery        271 Main Street
                  Harleysville, Pennsylvania       Owned              --                 $1,131           $147,530

Montgomery        640 East Main Street
                  Lansdale, Pennsylvania          Leased         May 2043(1)                932             38,742

Montgomery        1550 Hatfield Valley Road
                  Hatfield, Pennsylvania          Leased       January 2064(1)              854             87,334

Montgomery        2301 West Main Street
                  Norristown, Pennsylvania         Owned              --                    572             95,210

Montgomery        3090 Main Street
                  Sumneytown, Pennsylvania         Owned              --                    336             50,164
                                                                                         ------           --------
                                                                            Total        $3,825           $418,980
                                                                                         ======           ========

----------
(1)   The land at this office is leased; however, the Bank owns the building.

Item 3. Legal Proceedings.
--------------------------

      The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      Not Applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters
------------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities.
        ------------------------------------------

      (a) The information required herein is incorporated by reference from page 31 of the Company's 2005 Annual Report to Stockholders ("Annual Report") and from Part III, Item 12 hereof.

      (b) Not applicable.

      (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of Common Stock of the Company during the indicated periods.

                                                             Total Number of       Maximum Number
                                                           Shares Purchased as   of Shares that May
                                               Average       Part of Publicly     Yet Be Purchased
                        Total Number of      Price Paid      Announced Plans      Under the Plans
       Period           Shares Purchased      per Share        or Programs         or Programs(1)
--------------------    ----------------     ----------    -------------------   ------------------
July 1-31, 2005                5,000           $ 17.90             5,000              137,667
August 1-31, 2005                 --                --                --
September 1-30, 2005           2,000             17.34             2,000              135,667
                             -------           -------           -------              -------
       Total                   7,000           $ 17.74             7,000              135,667
                             =======           =======           =======              =======

----------
(1) On June 18, 2003, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 191,667 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6. Selected Financial Data.
--------------------------------

      The information required herein is incorporated by reference from page 1 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        --------------

      The information required herein is incorporated by reference from pages 5 to 10 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

      The information required herein is incorporated by reference from pages 8 to 10 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

      The information required herein is incorporated by reference from pages 12 to 30 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

      Not Applicable.

Item 9A. Controls and Procedures.
---------------------------------

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
---------------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2006 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

Item 11. Executive Compensation.
--------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Management Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters.
         ----------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" and "Management Compensation
- Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Management Compensation - Indebtedness of Management" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.
------------------------------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Relationship with Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------

(a) (1) The following  financial  statements are  incorporated by reference from
Item 8 hereof (see Exhibit 13.0):

      Report of Independent Registered Public Accounting Firm

      Consolidated  Statements  of Financial  Condition as of September 30, 2005
       and 2004

      Consolidated  Statements of Income for the Years Ended September 30, 2005,
       2004 and 2003

      Consolidated  Statements  of  Stockholders'  Equity  for the  Years  Ended
       September 30, 2005, 2004 and 2003

      Consolidated  Statements  of Cash Flows for the Years Ended  September 30,
       2005, 2004 and 2003

      Notes to Consolidated Financial Statements

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3) Exhibits

            The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

   No.                                   Exhibits                                             Location
---------  -------------------------------------------------------------------------    --------------------
    3.1    Articles of Incorporation                                                             (1)
    3.2    Bylaws                                                                                (1)
    4.0    Common Stock Certificate                                                              (1)
   10.1    1995 Employee Stock Purchase Plan*                                                    (3)
   10.2    1995 Stock Option Plan*                                                               (3)
   10.3    2000 Stock Option Plan*                                                               (2)
   10.4    Profit Sharing Incentive Plan*                                                        (3)
   10.5    Employment Agreements with Edward J. Molnar, Ronald B. Geib,
               and Marian Bickerstaff*                                                           (2)
   13.0    Annual Report to Stockholders                                                   Filed herewith
   22.0    Subsidiaries of the Registrant - Reference is made to "Item 1. Business
             - Subsidiaries" of this Form 10-K for the required information                      --
   23.0    Consent of Deloitte & Touche LLP                                                Filed herewith
   31.1    Certification of Chief Executive Officer                                        Filed herewith
   31.2    Certification of Chief Financial Officer                                        Filed herewith
   32.0    Section 1350 Certification of the Chief Executive Officer and Chief             Filed herewith
             Financial Officer
   99.0    Code of Conduct and Ethics                                                            (3)

----------
*     Denotes management compensation plan or arrangement.

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

      (b)   Exhibits

      The exhibits listed under (a)(3) of this Item 15 are filed herewith.

      (c)   Reference is made to (a)(2) of this Item 15.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARLEYSVILLE SAVINGS
                                       FINANCIAL CORPORATION

December 21, 2005                      By:  /s/ Edward J. Molnar
                                            ------------------------------------
                                            Edward J. Molnar
                                            Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Edward J. Molnar                                     December 21, 2005
------------------------------------
Edward J. Molnar
Chief Executive Officer
and Director
(principal executive officer)


/s Brendan J. McGill                                     December 21, 2005
----------------------------------
Brendan J. McGill
Senior Vice President, Treasurer
and Chief Financial Officer
(principal financial and principal
accounting officer)


/s/ Sanford L. Alderfer                                  December 21, 2005
----------------------------------
Sanford L. Alderfer
Director


/s/ Philip A. Clemens                                    December 21, 2005
----------------------------------
Philip A. Clemens
Director

/s/ Mark R. Cummins                                      December 21, 2005
----------------------------------
Mark R. Cummins
Director


/s/ David J. Friesen                                     December 21, 2005
----------------------------------
David J. Friesen
Director


/s/ Ronald B. Geib                                       December 21, 2005
----------------------------------
Ronald B. Geib
Director, President and
Chief Operating Officer


/s/ Charlotte A. Hunsberger                              December 21, 2005
----------------------------------
Charlotte A. Hunsberger
Director


/s/ George W. Meschter                                   December 21, 2005
----------------------------------
George W. Meschter
Director


/s/ James L. Rittenhouse                                 December 21, 2005
----------------------------------
James L. Rittenhouse
Director