Form 10-Q
period 2005-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2006-02-13
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

For the transition period from	to

Commission file number 0-29709

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-3028464
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

271 Main Street, Harleysville, Pennsylvania 19438
(Address of principal executive offices)
(Zip Code)

(215) 256-8828
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:     Indicate the number of shares outstandingof each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,912,794 as of February 8, 2006

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION AND SUBSIDIARY
 Index

Harleysville Savings Financial Corporation
Condensed Consolidated Statements of Financial Condition

	December 31,	September 30,
	2005	2005
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$1,175,728	$1,193,285
Interest bearing deposits in other banks	6,300,408	6,741,695
Total cash and cash equivalents	7,476,136	7,934,980
Investment securities held to maturity (fair value -
December 31, $101,186,000; September 30, $88,404,000)	101,062,105	87,364,445
Investment securities available-for-sale at fair value	2,568,681	2,835,244
Mortgage-backed securities held to maturity (fair value -
December 31, $246,349,000; September 30, $259,994,000)	251,735,833	263,963,765
Mortgage-backed securities available-for-sale at fair value	809,617	1,045,087
Loans receivable (net of allowance for loan losses -
December 31, $1,967,000; September 30, $1,968,000)	365,811,146	366,006,917
Accrued interest receivable	3,596,010	3,432,054
Federal Home Loan Bank stock - at cost	14,672,900	16,035,900
Office properties and equipment, net	6,363,615	5,829,694
Deferred income taxes	395,884	339,587
Prepaid expenses and other assets	12,152,051	12,202,792
TOTAL ASSETS	$766,643,978	$766,990,465

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$429,513,266	$418,979,655
Advances from Federal Home Loan Bank	283,790,774	297,268,488
Accrued interest payable	1,315,977	1,358,953
Advances from borrowers for taxes and insurance	2,922,370	1,135,429
Accounts payable and accrued expenses	916,325	672,124
Total liabilities	718,458,712	719,414,649

Commitments (Note 9)
Stockholders' equity:
Preferred Stock: $.01 par value;
12,500,000 shares authorized; none issued
Common stock: $.01 par value; 15,000,000
shares authorized; issued and outstanding
Dec. 2005, 3,912,794; Sept. 2005, 3,904,136	39,128	39,041
Additional Paid-in capital	7,840,791	7,610,511
Treasury stock, at cost (Dec. 2005, 6,255 shares; Sept. 2005, 3,255)	(112,307)	(60,107)
Retained earnings - partially restricted	40,452,635	39,995,584
Accumulated other comprehensive loss	(34,981)	(9,213)
Total stockholders' equity	48,185,266	47,575,816
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$766,643,978	$766,990,465

See notes to unaudited condensed consolidated financial statements.

page -1 -

Harleysville Savings Financial Corporation
Unaudited Condensed Consolidated Statements of Income

	For the Three Months Ended
	December 31,
	2005	2004
INTEREST INCOME:
Interest on mortgage loans	$3,933,960	$3,807,587
Interest on mortgage-backed securities	2,848,259	2,846,287
Interest on consumer and other loans	1,344,005	1,055,729
Interest and dividends on tax-exempt investments	346,373	336,580
Interest and dividends on taxable investments	990,801	539,820
Total interest income	9,463,398	8,586,003

Interest Expense:
Interest on deposits	3,113,376	2,395,751
Interest on borrowings	3,308,655	2,954,901
Total interest expense	6,422,031	5,350,652

Net Interest Income	3,041,367	3,235,351
Provision for loan losses	-	-
Net Interest Income after Provision
for Loan Losses	3,041,367	3,235,351

Non interest Income:
Gain on sales of securities	-	63,743
Other income	329,144	342,744
Total non interest income	329,144	406,487

Non interest Expenses:
Salaries and employee benefits	1,038,230	1,016,619
Occupancy and equipment	367,973	369,511
Deposit insurance premiums	13,797	14,670
Other	553,319	558,143
Total non interest expenses	1,973,319	1,958,943

Income before Income Taxes	1,397,192	1,682,895

Income tax expense	316,000	427,400

Net Income	$1,081,192	$1,255,495

Basic Earnings Per Share	$0.28	$0.33
Diluted Earnings Per Share	$0.27	$0.32

Dividends Per Share	$0.15	$0.13

See notes to unaudited condensed consolidated financial statements.

page -2 -

Harleysville Savings Financial Corporation
Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended
	December 31,
	2005		2004

Net Income	$1,081,192		$1,255,495

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax
2005, $9,378; 2004, ($3,653)	(25,768	)(1)	10,037	(1)

Total Comprehensive Income	$1,055,424		$1,265,532

(1) Disclosure of reclassification amount, net of tax for the years ended:	2005		2004
Net unrealized (loss) gain arising during the year	$(25,768)		$52,107
Less: Reclassification adjustment for net gains included in net income
Net of tax expense -2005, $0; 2004, $21,673	-		42,070

Net unrealized gain on securities	$(25,768)		$10,037

See notes to unaudited condensed consolidated financial statements.

page -3 -

Harleysville Savings Financial Corporation
Unaudited Condensed Consolidated Statement of Stockholders' Equity

					Retained	Accumulated
	Common		Additional		Earnings-	Other	Total
	Stock	Common	Paid-in	Treasury	Partially	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Restricted	Loss	Equity

Balance at October 1, 2005	3,904,136	$39,041	$7,610,511	$(60,107)	$39,995,584	$(9,213)	$47,575,816

Net Income					1,081,192		1,081,192
Issuance of Common Stock		87	152,641				152,728
Dividends - $.15 per share					(624,141)		(624,141)
Option Compensation			12,000				12,000
Treasury stock purchased				(52,200)			(52,200)
Stock delivered under
Dividend Reinvestment Plan			65,639				65,639
Unrealized holding loss on available - for- sale securities, net of tax						(25,768)	(25,768)

Balance at December 31, 2005	3,912,794	$39,128	$7,840,791	$(112,307)	$40,452,635	$(34,981)	$48,185,266

See notes to unaudited condensed consolidated financial statements.

page -4 -

Harleysville Savings Financial Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2005	2004
Operating Activities:
Net Income	$1,081,192	$1,255,495
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	108,228	64,224
Deferred income taxes	(9,213)
Compensation charge on stock options	12,000
Amortization of deferred loan fees	(9,546)	(54,480)
Gain on sale of securities		(63,743)
Increase in cash surrender value	(107,999)	(112,000)
Net amortization of premiums and discounts	135,604	180,548
Changes in assets and liabilities which provided (used) cash:
Increase in accounts payable and accrued
expenses	244,201	232,664
Increase in prepaid expenses and other assets	158,740	(2,837,755)
(Increase) decrease in accrued interest receivable	(163,956)	74,105
(Decrease) increase in accrued interest payable	(42,976)	56,980
Net cash provided by (used in) operating activities	1,406,275	(1,203,962)

Investing Activities:
Purchase of investment securities held to maturity	(13,796,875)	(11,000,000)
Purchase of investment securities available for sale	(201,792)	(575,249)
Purchase of mortgage-backed securities held to maturity	(2,011,250)	(20,131,609)
Proceeds from maturities of investment securities held to maturity	99,215	8,152,467
Proceeds from sale of investment securities available for sale	468,355	4,613,148
Principal collected on long-term loans & mortgage-backed securities	40,550,809	41,135,550
Proceeds (purchase) of FHLB stock	1,363,000	(155,600)
Long-term loans originated or acquired	(26,076,172)	(27,479,179)
Purchases of premises and equipment	(645,273)	(249,616)
Net cash used in investing activities	(249,983)	(5,690,088)

Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts
and savings accounts	(2,090,736)	1,262,241
Net increase in certificates of deposit	12,624,347	2,273,518
Cash dividends	(624,141)	(505,875)
Net (decrease) increase in FHLB advances	(13,477,714)	2,269,380
Stock delivered under Dividend Reinvestment Plan	65,639	129,946
Purchase of treasury stock	(52,200)
Net proceeds from issuance of stock	152,728
Net increase in advances from borrowers for taxes & insurance	1,786,941	1,740,914
Net cash (used in ) provided by financing activities	(1,615,136)	7,170,124

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(458,844)	276,074

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,934,980	4,718,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,476,136	$4,994,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes		$31,000
Interest expense	$6,465,007	5,293,672

See notes to unaudited condensed consolidated financial statements.

page -5 -

Harleysville Savings Financial Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation -The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation and its subsidiary (the "Company"). Harleysville Savings Bank (the "Bank") is the wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months December 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2006 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2005.

Use of Estimates in Preparation of Consolidated Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

Use of Estimates in Preparation of Consolidated Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

Accounting Pronouncements for Stock Options - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the modified prospective method provisions of SFAS No. 123R. Effective October 1, 2005, the Company is required to recognize compensation expense for the fair value of stock options that are granted or vest after that date. The adoption of this Statement did not have a material impact on the Company's results of operations or financial condition.

page -6 -

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due after 1 years through 5 years	$12,000,000		$(246,000)	$11,754,000
Due after 5 years through 10 years	26,576,030	$41,564	(421,594)	26,196,000
Due after 10 years through 15 years	37,664,789		(898,789)	36,766,000
Tax-Exempt Obligations
Due after 10 years through 15 years	13,059,876	838,124		13,898,000
Due after 15 years	11,761,410	810,590		12,572,000

Total Investment Securities	$101,062,105	$1,690,278	$(1,566,383)	$101,186,000

A summary of investment with unrealized losses, aggregated by category, at December 31, 2005 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$43,972,738	$(677,624)	$26,075,210	$(888,759)	$70,047,948	$(1,566,383)
Total	$43,972,738	$(677,624)	$26,075,210	$(888,759)	$70,047,948	$(1,566,383)

At December 31, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of 9 US Government Agency Securities that at such date had an aggregate depreciation of 3.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment.

	September 30, 2005
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due after 1 years through 5 years	$12,000,000		$(197,000)	$11,803,000
Due after 5 years through 10 years	25,703,340	$77,445	(207,785)	25,573,000
Due after 10 years through 15 years	24,862,533	5,200	(497,733)	24,370,000
Tax-Exempt Obligations
Due after 10 years through 15 years	13,050,956	949,044		14,000,000
Due after 15 years	11,747,616	910,384		12,658,000

Total Investment Securities	$87,364,445	$1,942,073	$(902,518)	$88,404,000

A summary of investment with unrealized losses, aggregated by category, at September 30, 2005 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$31,567,124	$(284,269)	$21,339,331	$(618,249)	$52,906,455	$(902,518)
Total	$31,567,124	$(284,269)	$21,339,331	$(618,249)	$52,906,455	$(902,518)

At September 30, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of 8 US Government Agency Securities that at such date had an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment.

page -7 -

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Equities	$1,107,905	$12,390	$(89,819)	$1,030,476
Mutual Funds	1,538,205			1,538,205

Total Investment Securities	$2,646,110	$12,390	$(89,819)	$2,568,681

A summary of investment with unrealized losses, aggregated by category, at December 31, 2005 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$919,916	$(677,624)	$-	$-	$919,916	$(89,819)
Total	$919,916	$(677,624)	$-	$-	$919,916	$(89,819)

There were no securities in a loss position greater then twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment.

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Equity Securities	$906,113	$9,830	$(56,723)	$859,220
Money Market Mutual Funds	1,976,024			1,976,024

Total Investment Securities	$2,882,137	$9,830	$(56,723)	$2,835,244

There were no securities in a loss position greater then twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment.

page -8 -

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

	December 31,2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$16,459,880	$53,853	$(343,733)	$16,170,000
FHLMC pass-through certificates	112,843,023	98,383	(2,657,406)	110,284,000
FNMA pass-through certificates	116,510,710	133,873	(2,885,583)	113,759,000
GNMA pass-through certificates	5,922,220	213,780		6,136,000

Total Mortgage-Backed Securities	$251,735,833	$499,889	$(5,886,722)	$246,349,000

A summary of investment with unrealized losses, aggregated by category, at December 31, 2005 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$138,826,451	$(2,845,173)	$90,376,874	$(3,041,549)	$229,203,325	$(5,886,722)
Total	$138,826,451	$(2,845,173)	$90,376,874	$(3,041,549)	$229,203,325	$(5,886,722)

At December 31, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 40 securities that at such date had an aggregate depreciation of 3.3% from the Company's amortized cost basis. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment.

	September 30,2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$17,089,874	$36,738	$(278,612)	$16,848,000
FHLMC pass-through certificates	118,663,486	128,502	(2,047,988)	116,744,000
FNMA pass-through certificates	121,596,729	161,648	(2,216,377)	119,542,000
GNMA pass-through certificates	6,613,676	246,324		6,860,000

Total Mortgage-Backed Securities	$263,963,765	$573,212	$(4,542,977)	$259,994,000

A summary of investment with unrealized losses, aggregated by category, at September 30, 2005 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$178,406,095	$(2,751,178)	$58,493,074	$(1,791,799)	$236,899,169	$(4,542,977)
Total	$178,406,095	$(2,751,178)	$58,493,074	$(1,791,799)	$236,899,169	$(4,542,977)

At September 30, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 27 securities that at such date had an aggregate depreciation of 3.0% from the Company's amortized cost basis. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment.

page -9 -

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, by maturities, is as follows:

	December 31,2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785,187	$24,430	$-	$809,617

Total Mortgage-Backed Securities	$785,187	$24,430	$-	$809,617

	September 30,2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$1,012,154	$32,933	$-	$1,045,087

Total Mortgage-Backed Securities	$1,012,154	$32,933	$-	$1,045,087

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31, 2005	September 30, 2005
Residential Mortgages	$270,653,571	$270,940,562
Commercial Mortgages	1,980,821	2,003,219
Construction	7,977,400	7,639,300
Savings Account	915,700	921,400
Home Equity	61,576,068	59,724,004
Automobile and other	773,752	771,538
Line of Credit	29,854,501	31,579,680
Total	373,731,813	373,579,703
Undisbursed portion of loans in process	(5,316,280)	(4,933,753)
Deferred loan fees	(637,433)	(671,426)
Allowance for loan losses	(1,966,954)	(1,967,607)
Loans receivable - net	$365,811,146	$366,006,917

The total amount of loans being serviced for the benefit of others was approximately $4.5 million and $4.7 million at December 31, 2005 and September 30, 2005, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended	Year Ended
	December 31, 2005	September 30, 2005
Balance, beginning of period	$1,967,607	$1,976,849
Amounts charged-off	(2,158)	(92,949)
Loan recoveries	1,505	83,707
Balance, end of period	$1,966,954	$1,967,607

page -10 -

7. OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

	December 31, 2005	September 30, 2005
Land	$184,788	$184,788
Buildings	6,921,976	6,383,356
Furniture, fixtures and equipment	3,368,302	3,433,247
Automobiles	24,896	24,896
Total	10,499,962	10,026,287
Less accumulated depreciation	(4,136,347)	(4,196,593)
Net	$6,363,615	$5,829,694

8. DEPOSITS
Deposits are summarized as follows:
	December 31, 2005	September 30, 2005
Non-interest bearing checking	$9,650,733	$9,618,764
NOW accounts	17,910,730	18,282,489
Checking accounts	14,107,699	9,102,649
Money Market Demand accounts	70,172,423	76,581,019
Passbook and Club accounts	3,459,199	3,806,599
Certificate accounts	314,212,482	301,588,135
Total deposits	$429,513,266	$418,979,655

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2005 and September 30, 2005 amounted to approximately $42.5 million and $39.7 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9. COMMITMENTS
At December 31, 2005, the following commitments were outstanding:

Origination of mortgage loans	$6,056,142
Unused line of credit loans	40,349,972
Loans in process	5,316,280

Total	$51,722,394

10. DIVIDEND
On January 25, 2006, the Company's Board of Directors declared a cash dividend of $.16 per share payable on February 22, 2006 to the stockholders' of record at the close of business on February 8, 2006. The number of shares and per share information for all periods presented has been restated to reflect the five for three stock split as of February 24, 2005.

page -11 -

11. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended
	December 31,
	2005	2004
Basic	3,902,667	3,832,345
Diluted	3,944,580	3,906,358

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK
Advances from the Federal Home Loan Bank consists of the following:

	December 31,		September 30,
	2005		2005
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$42,966,667	3.89%	$36,043,911	3.73%
13 to 24 months	16,737,739	3.43%	25,446,061	3.66%
25 to 36 months	72,367,241	4.83%	69,114,248	4.83%
37 to 48 months	17,244,075	3.83%	31,484,966	3.89%
49 to 60 months	24,074,029	5.28%	9,302,331	3.97%
61 to 72 months	36,761,623	4.69%	40,208,732	5.35%
73 to 84 months	48,639,400	4.54%	60,668,239	4.47%
85 to 120 months	25,000,000	3.80%	25,000,000	3.80%

Total	$283,790,774	4.43%	$297,268,488	4.38%

The advances are collateralized by Federal Home Loan Bank (“FHLB”) stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $14.8 million out of $40.0 million was used at December 31, 2005 and $21.0 million was used as of September 30, 2005, for general purposes. Included in the table above at December 31, 2005 and September 30, 2004 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $563.5 million of which $283.8 million was used as of December 31, 2005.

13. REGULATORY CAPITAL REQUIREMENTS
Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Tier 1 Capital (to assets)	$48,102,489	6.30%	$30,555,600	4.00%	$38,195,750	5.00%
Tier 1 Capital (to risk weighted assets)	48,102,489	13.46%	14,290,760	4.00%	21,436,140	6.00%
Total Capital (to risk weighted assets)	50,069,461	14.01%	28,581,520	8.00%	35,726,900	10.00%

As of September 30, 2005
Tier 1 Capital (to assets)	$47,524,213	6.26%	$30,376,680	4.00%	$37,970,850	5.00%
Tier 1 Capital (to risk weighted assets)	47,524,213	13.31%	14,283,160	4.00%	21,424,740	6.00%
Total Capital (to risk weighted assets)	49,491,820	13.86%	28,566,320	8.00%	35,707,900	10.00%

page -12 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The Company’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Company’s primary market area. The Company also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Company’s primary lending area. The Company serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.

Critical Accounting Policies and Judgments

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations.

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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans: We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2005, no loans were considered impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures,

page -13 -

changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Three Month Period Ended December 31, 2005
Total assets at December 31, 2005 were $766.6 million, a decrease of $346,000 for the three month period then ended. The decrease was primarily the result of normal principal repayments in mortgage-backed securities held to maturity of $12.2 million and normal redemption of Federal Home Loan Bank stock, partially offset by an increase in investment securities held to maturity of $13.7 million.

During the three-month period ended December 31, 2005, total deposits increased by $10.5 million to $429.5 million. Advances from borrowers for taxes and insurance also increased by $1.8 million. There was also a decrease in advances from Federal Home Loan Bank of $13.5 million due to the growth of deposits and normal cash flows.

Comparisons of Results of Operations for the Three Month Period Ended December 31, 2005 with the Three Month Period Ended December 31, 2004

Net Interest Income
The decrease in the net interest income for the three-month period ended December 31, 2005 when compared to the same period in 2004 can be attributed to the decrease in interest rate spread from 1.68% in 2004 to 1.45% in 2005. Net interest income was $3.0 million for the three-month period ended December 31, 2005 compared to $3.2 million for the comparable period in 2004. The decrease in net interest income was primarily a result of an increase in the average rate paid on interest bearing-liabilities from 3.21% in 2004 to 3.64% in 2005 and an increase in the average balance from $666.8 million in 2004 to $705.8 million in 2005. This was partially offset by an increase in the yield earned on assets from 4.89% in 2004 to 5.09% in 2005 along with an increase in the average balance from $701.1 million in 2004 to $743.3 million in 2005.

Non-Interest Income
Non-interest income decreased to $329,000 for the three-month period ended December 31, 2005 from $406,000 for the comparable period in 2004. The decrease is primarily due to the fact that the Company had a gain on sale of investment securities available for sale of $64,000 in 2004 and no gain on sale of investment securities available for sale in 2005.

Non-Interest Expenses
For the three month period ended December 31, 2005, non-interest expenses increased by $14,000 or 0.7% to $1.97 million compared to $1.96 million for the same period in 2004. Management believes that these are reasonable increases in the cost of operations after considering the impact of the 5.5% growth in the assets of the Company since December 31, 2004. The annualized ratio of non-interest expenses to average assets for the three month period ended December 31, 2005 and 2004 was 1.03% and 1.08%, respectively.

Income Taxes
The Company made provisions for income taxes of $316,000 for the three-month period ended December 31, 2005 compared to $427,000 for the comparable period in 2004. These provisions are based on the levels of taxable income.

page -14 -

Liquidity and Capital Recourses

For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans and deposit withdrawals. Harleysville Savings Bank regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Bank's core deposit base. In addition to cash, the Bank maintains a portfolio of short-term investments to meet its liquidity requirements. Harleysville Savings also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Bank also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.

As of December 31, 2005, the Company had $51.7 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending December 31, 2006, is $143.6 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $563.5 million at December 31, 2005 of which $283.8 million was outstanding at December 31, 2005.

The Bank’s net income for the three months ended December 31, 2005 of $1,081,192 increased the Bank’s stockholders’ equity to $48.2 million or 6.3% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

Proposed FASB
In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management’s best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. Management is in the process of assessing the impact this interpretation will have on its financial statements

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Company’s asset and liability management policies seek to increase the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company's interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company's overall vulnerability to increases in interest rates, the Company remains vulnerable to material and prolonged increases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets.

The authority and responsibility for interest rate management is vested in the Company's Board of Directors. The Chief Executive Officer implements the Board of Directors' policies during the day-to-day operations of the Company. Each month, the Chief Financial Officer (“CFO”) presents the Board of Directors with a report, which outlines the Company's asset and liability "gap" position in various time periods. The "gap" is the difference between interest- earning assets and interest-bearing liabilities which mature or reprice over a given time period.

page -15 -

The CFO also meets weekly with the Company's other senior officers to review and establish policies and strategies designed to regulate the Company's flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company's assets.

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2005, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the “Over 5 Years" categories based on management’s beliefs that these funds are core deposits having significantly longer effective maturities based on the Company’s retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on the Company’s' net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.
	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets
Mortgage loans	$36,475	$56,440	$42,757	$134,982	$270,654
Mortgage-backed securities	85,396	85,247	41,771	40,131	252,545
Consumer and other loans	58,348	24,571	8,511	11,648	103,078
Investment securities and other investments	29,399	3,414	21,698	82,872	137,383

Total interest-earning assets	209,618	169,672	114,737	269,633	763,660

Interest-bearing liabilities
Passbook and Club accounts	-	-	-	3,459	3,459
NOW and checking accounts	-	-	-	32,019	32,019
Money Market Deposit accounts	21,447	-	-	48,725	70,172
Choice Savings	-			-	-
Certificate accounts	143,554	153,919	16,739	-	314,212
Borrowed money	68,021	84,443	31,549	99,778	283,791

Total interest-bearing liabilities	233,022	238,362	48,288	183,981	703,653

Repricing GAP during the period	$(23,404)	$(68,690)	$66,449	$85,652	$60,007

Cumulative GAP	$(23,404)	$(92,094)	$(25,645)	$60,007

Ratio of GAP during the period to total assets	-3.05%	-8.96%	8.67%	11.17%

Ratio of cumulative GAP to total assets	-3.05%	-12.01%	-3.35%	7.83%

page -16 -

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the
effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

page -17 -

Part II OTHER INFORMATION

Item 1.    Legal Proceedings

 Not applicable.

Item 1A.          Risk Factors

 Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1-31, 2005				135,667
November 1-30, 2005	3,000	$17.40	3,000	132,667
December 1-31, 2005
Total	3,000	$17.40	3,000	132,667

Notes to this table:

(a)	On June 18, 2003, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 191,667 shares.

(b)	The program does not have an expiration date and all shares are purchased in the open market.

Item 3.  Defaults upon Senior Securities

 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

 Not applicable.

Item 5.  Other information.

 Not applicable.

       Item 6.          Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

page -18 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: February 10, 2006	By: /s/ Edward J. Molnar
Edward J. Molnar
Chief Executive Officer

Date: February 10, 2006	By: /s/ Brendan J. McGill
Brendan J. McGill
Chief Executive Officer
Senior Vice President
Treasurer and Chief Financial Officer

page -19 -