Form 10-Q
period 2006-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2006-05-15
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2006
                                           -------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                           -------------------------------------

                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                                23-3028464
-----------------------------                                -------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes      X         No
                                                    ------------       ---------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,921,177 as of May 12, 2006


                                    Harleysville Savings Financial Corporation
                                                  and Subsidiary
                                                       Index
                                                       -----


                                                                                                          PAGE(S)
                                                                                                          -------

Part I    FINANCIAL INFORMATION
            Item 1.  Financial Statements

                     Unaudited Condensed Consolidated Statements of Financial Condition as of
                     March 31, 2006 Unaudited and September 30, 2005                                         1

                     Unaudited Condensed Consolidated Statements of Income for the Three and Six
                     Months Ended March 31, 2006 and 2005                                                    2

                     Unaudited Condensed Consolidated Statements of Comprehensive Income for the
                     Three and Six Months Ended March 31, 2006 and 2005                                      3

                     Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Six
                     Months Ended March 31, 2006                                                             4

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended March 31, 2006 and 2005                                                           5

                     Notes to Unaudited Condensed Consolidated Financial Statements                        6 - 12

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                  13 - 16

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            16 -17

            Item 4.  Controls and Procedures                                                                 17

Part II    OTHER INFORMATION

            Item 1. Legal Proceedings                                                                        18

            Item 1A. Risk Factors                                                                            18

            Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                              18

            Item 3. Defaults upon Senior Securities                                                          18

            Item 4. Submission of Matters to a Vote of Security Holders                                      18

            Item 5. Other information

            Item 6. Exhibits

            Signatures                                                                                       19


                                    Harleysville Savings Financial Corporation
                        Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                  March 31,        September 30,
                                                                                    2006               2005
                                                                                -------------      -------------
                                                                                (Unaudited)
Assets
Cash and amounts due from depository institutions                               $   1,158,384      $   1,193,285
Interest bearing deposits in other banks                                            6,789,049          6,741,695
                                                                                -------------      -------------
     Total cash and cash equivalents                                                7,947,433          7,934,980
Investment securities held to maturity (fair value -
        March 31, $106,996,000; September 30, $88,404,000)                        107,996,371         87,364,445
Investment securities available-for-sale at fair value                              3,042,319          2,835,244
Mortgage-backed securities held to maturity (fair value -
        March 31, $232,242,000; September 30, $259,994,000)                       240,840,831        263,963,765
Mortgage-backed securities available-for-sale at fair value                           791,675          1,045,087
Loans receivable (net of allowance for loan losses -
        March 31, $1,960,000; September 30, $1,968,000)                           370,257,876        366,006,917
Accrued interest receivable                                                         3,653,503          3,432,054
Federal Home Loan Bank stock - at cost                                             14,582,700         16,035,900
Office properties and equipment, net                                                7,128,822          5,829,694
Deferred income taxes                                                                 349,448            339,587
Prepaid expenses and other assets                                                  13,333,428         12,202,792
                                                                                -------------      -------------
TOTAL ASSETS                                                                    $ 769,924,406      $ 766,990,465
                                                                                =============      =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                   $ 431,865,902      $ 418,979,655
     Advances from Federal Home Loan Bank                                         284,890,772        297,268,488
     Accrued interest payable                                                       1,322,291          1,358,953
     Advances from borrowers for taxes and insurance                                3,488,043          1,135,429
     Accounts payable and accrued expenses                                            402,585            672,124
                                                                                -------------      -------------
Total liabilities                                                                 721,969,593        719,414,649
                                                                                -------------      -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 15,000,000
       shares authorized; issued and outstanding
       March 2006, 3,921,177; Sept. 2005, 3,904,136                                    39,212             39,041
     Additional Paid-in capital                                                     7,933,624          7,610,511
     Treasury stock, at cost (March 2006, 56,512 shares; Sept. 2005, 3,255)          (996,057)           (60,107)
     Retained earnings - partially restricted                                      40,988,160         39,995,584
     Accumulated other comprehensive loss                                             (10,126)            (9,213)
                                                                                -------------      -------------
Total stockholders' equity                                                         47,954,813         47,575,816
                                                                                -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 769,924,406      $ 766,990,465
                                                                                =============      =============

See notes to unaudited condensed consolidated financial statements.

                                                     page -1-

                                 Harleysville Savings Financial Corporation
                           Unaudited Condensed Consolidated Statements of Income

                                                     For the Three Months Ended   For the Six Months Ended
                                                              March 31,                  March 31,
                                                     -------------------------   -------------------------
                                                         2006          2005          2006          2005
                                                         ----          ----          ----          ----
INTEREST INCOME:
  Interest on mortgage loans                         $ 3,943,558   $ 3,752,988   $ 7,884,807   $ 7,553,501
  Interest on mortgage-backed securities               2,754,221     2,937,716     5,602,480     5,784,003
  Interest on consumer and other loans                 1,385,364     1,111,828     2,729,369     2,167,557
  Interest and dividends on tax-exempt investments       346,478       336,487       692,850       673,067
  Interest and dividends on taxable investments        1,205,099       709,526     2,195,901     1,249,346
                                                     -----------   -----------   -----------   -----------
Total interest income                                  9,634,720     8,848,545    19,105,407    17,427,474
                                                     -----------   -----------   -----------   -----------

Interest Expense:
  Interest on deposits                                 3,203,365     2,474,723     6,316,741     4,870,474
  Interest on borrowings                               3,167,082     3,028,392     6,475,737     5,983,293
                                                     -----------   -----------   -----------   -----------
Total interest expense                                 6,370,447     5,503,115    12,792,478    10,853,767
                                                     -----------   -----------   -----------   -----------

Net Interest Income                                    3,264,273     3,345,430     6,312,929     6,573,707
Provision for loan losses                                     --            --            --            --
                                                     -----------   -----------   -----------   -----------
Net Interest Income after Provision
  for Loan Losses                                      3,264,273     3,345,430     6,312,929     6,573,707
                                                     -----------   -----------   -----------   -----------

Other Income:
  Gain on sales of securities                              8,914            --         8,914        63,743
  Other income                                           273,116       341,204       594,971       691,022
                                                     -----------   -----------   -----------   -----------
Total other income                                       282,030       341,204       603,885       754,765
                                                     -----------   -----------   -----------   -----------

Other Expenses:
  Salaries and employee benefits                       1,129,574     1,054,636     2,167,803     2,071,255
  Occupancy and equipment                                385,045       392,896       753,018       762,407
  Deposit insurance premiums                              13,679        14,441        27,476        29,111
  Other                                                  502,710       551,195     1,056,030     1,109,338
                                                     -----------   -----------   -----------   -----------
Total other expenses                                   2,031,008     2,013,168     4,004,327     3,972,111
                                                     -----------   -----------   -----------   -----------

Income before Income Taxes                             1,515,295     1,673,466     2,912,487     3,356,361

Income tax expense                                       354,177       431,500       670,177       858,901
                                                     -----------   -----------   -----------   -----------

Net Income                                           $ 1,161,118   $ 1,241,966   $ 2,242,310   $ 2,497,460
                                                     ===========   ===========   ===========   ===========


Basic Earnings Per Share                             $      0.30   $      0.32   $      0.58   $      0.65
                                                     ===========   ===========   ===========   ===========
Diluted Earnings Per Share                           $      0.29   $      0.32   $      0.57   $      0.64
                                                     ===========   ===========   ===========   ===========

Dividends Per Share                                  $      0.16   $      0.15   $      0.31   $      0.28
                                                     ===========   ===========   ===========   ===========

See notes to unaudited condensed consolidated financial statements.

                                                 page -2-

                                       Harleysville Savings Financial Corporation
                           Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            2006               2005
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                              $ 1,161,118        $ 1,241,966

Other Comprehensive Income

Unrealized gain (loss) on securities net of tax
2006, ($9,046); 2005, $29,099                                                                24,855 (1)        (79,953)
                                                                                        -----------        -----------

Total Comprehensive Income                                                              $ 1,185,973        $ 1,162,013
                                                                                        ===========        ===========

(1) Disclosure of reclassification amount, net of tax for the three months ended:           2006               2005
                                                                                            ----               ----
     Net unrealized gain (loss) arising during the three months ended                   $    30,738        $   (79,953)
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2006, $3,031; 2005, $0                                               5,883                 --
                                                                                        -----------        -----------

     Net unrealized gain (loss) on securities                                           $    24,855        $   (79,953)
                                                                                        ===========        ===========

                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                            2006               2005
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                              $ 2,242,310        $ 2,497,460

Other Comprehensive Income

Unrealized loss on securities net of tax benefit
2006, $332; 2005, $25,432                                                                      (913)(1)        (69,886)
                                                                                        -----------        -----------

Total Comprehensive Income                                                              $ 2,241,397        $ 2,427,574
                                                                                        ===========        ===========

(1) Disclosure of reclassification amount, net of tax for the six months ended:             2006               2005
                                                                                            ----               ----
     Net unrealized gain (loss) arising during the six months ended                     $     4,970        $   (27,816)
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2006, $3,031; 2005, $21,673                                          5,883             42,070
                                                                                        -----------        -----------

     Net unrealized loss on securities                                                  $      (913)       $   (69,886)
                                                                                        ===========        ===========


                                                       page -3-

                                             Harleysville Savings Financial Corporation
                                 Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                                                           Retained     Accumulated
                                  Common                    Additional                     Earnings-       Other         Total
                                  Stock         Common       Paid-in        Treasury       Partially    Comprehensive Stockholders'
                                  Shares        Stock        Capital         Stock        Restricted        Loss         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2005        3,904,136  $     39,041  $  7,610,511   $    (60,107)  $ 39,995,584  $     (9,213)  $ 47,575,816

 Net Income                                                                                 2,242,310                    2,242,310
 Issuance of Common Stock            17,041           171                                                                      171
 Dividends - $.31 per share                                                                (1,249,734)                  (1,249,734)
 Option Compensation                                             35,025                                                     35,025
 Treasury stock purchased                                                   (1,091,072)                                 (1,091,072)
  Stock delivered under
 employee stock plans                                           (12,339)       155,122                                     142,783
  Stock delivered under
   Dividend Reinvestment Plan                                   300,427                                                    300,427
 Unrealized holding loss on
 available - for- sale
 securities, net of tax                                                                                        (913)          (913)
                               ------------  ------------  ------------   ------------   ------------  ------------   ------------

Balance at March 31, 2006         3,921,177  $     39,212  $  7,933,624   $   (996,057)  $ 40,988,160  $    (10,126)  $ 47,954,813
                               ============  ============  ============   ============   ============  ============   ============

                                                                                           Retained     Accumulated
                                  Common                    Additional                     Earnings-       Other         Total
                                  Stock         Common       Paid-in        Treasury       Partially    Comprehensive Stockholders'
                                  Shares        Stock        Capital         Stock        Restricted        Loss         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2004        2,316,490  $     23,165  $  7,426,853   $   (414,430)  $ 37,244,200  $     33,124   $ 44,312,912

 Net Income                                                                                 2,497,460                    2,497,460
 Issuance of Common Stock            24,530           246       155,152                                                    155,398
 Stock Split                      1,544,327        15,442       (15,442)
 Dividends - $.20 per share                                                                (1,084,734)                  (1,084,734)
 Treasury stock purchased                                                     (204,100)                                   (204,100)
  Stock delivered under
 employee stock plans                                          (159,703)       419,339                                     259,636
  Stock delivered under
   Dividend Reinvestment Plan                                    19,028        104,356                                     123,384
 Unrealized holding gain on
 available - for- sale s
 ecurities, net of tax                                                                                      (69,886)       (69,886)
                               ------------  ------------  ------------   ------------   ------------  ------------   ------------

Balance at March 31, 2005         3,885,347  $     38,853  $  7,425,888   $    (94,835)  $ 38,656,926  $    (36,762)  $ 45,990,070
                               ============  ============  ============   ============   ============  ============   ============


                                                              page -4-

                             Harleysville Savings Financial Corporation
                     Unaudited Condensed Consolidated Statements of Cash Flows

                                                                       Six Months Ended March 31,
                                                                          2006             2005
                                                                          ----             ----
Operating Activities:
Net Income                                                            $  2,242,310    $  2,497,460
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                           219,793         159,805
    Increase (decrese) in deferred income taxes                                471          (6,754)
    Compensation charge on stock options                                    35,025
    Amortization of deferred loan fees                                     (31,295)       (120,257)
    Gain on sale of securities                                              (8,914)        (63,743)
    Increase in cash surrender value                                      (215,000)       (222,000)
    Net amortization of premiums and discounts                             258,300         214,221
    Changes in assets and liabilities which provided (used) cash:
      (Decrease) increase in accounts payable and accrued
      expenses                                                            (269,539)         19,060
      Increase in prepaid expenses and other assets                       (915,636)       (409,764)
      Increase in bank owned life insurance                             (2,500,000)
      Decrease in accrued interest receivable                             (221,449)       (216,871)
      (Decrease) increase in accrued interest payable                      (36,662)        114,851
                                                                      ------------    ------------
Net cash provided by (used in) operating activities                      1,057,404        (533,992)
                                                                      ------------    ------------

Investing Activities:
Purchase of investment securities held to maturity                     (20,795,000)    (21,500,000)
Purchase of investment securities available for sale                      (280,181)     (1,804,598)
Purchase of mortgage-backed securities held to maturity                 (2,011,250)    (40,210,279)
Proceeds from maturities of investment securities held to maturity         163,074      11,237,653
Proceeds from sale of investment securities available for sale              73,106       4,539,544
Principal collected on long-term loans & mortgage-backed securities     67,748,680      69,283,279
Proceeds (purchase) of FHLB stock                                        1,453,200        (547,800)
Long-term loans originated                                             (46,838,255)    (49,426,495)
Purchases of premises and equipment                                     (1,522,045)       (298,987)
                                                                      ------------    ------------
Net cash used in investing activities                                   (2,008,671)    (28,727,683)
                                                                      ------------    ------------

Financing Activities:
Net decrease in demand deposits, NOW accounts
    and savings accounts                                                (1,482,196)     (1,822,436)
Net increase in certificates of deposit                                 14,368,443       8,443,845
Cash dividends                                                          (1,249,734)     (1,084,734)
Net (decrease) increase in FHLB advances                               (12,377,716)     19,261,254
Treasury stock delivered under employee stock plans                        142,783         259,636
Stock delivered under Dividend Reinvestment Plan                           300,427         123,384
Purchase of treasury stock                                              (1,091,072)       (204,100)
Net proceeds from issuance of stock                                            171         155,398
Net increase in advances from borrowers for taxes & insurance            2,352,614       2,500,144
                                                                      ------------    ------------
Net cash provided by financing activities                                  963,720      27,632,391
                                                                      ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            12,453      (1,629,284)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,934,980       4,718,784
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  7,947,433    $  3,089,500
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                      $    670,000    $    621,112
    Interest expense                                                    12,829,140      10,968,618


See notes to unaudited condensed consolidated financial statements.

                                             page -5-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2006 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2005.

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

Accounting for Stock Options - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the modified prospective method provisions of SFAS No. 123R. Effective October 1, 2005, the Company was required to recognize compensation expense for the fair value of stock options that were granted or vest after that date. Upon adoption of SFAS No. 123R, the Company was required to recognize through earnings, the fair value of the remaining unvested portion of options granted prior to January 1, 2002. For fiscal year 2006, the Company expects to recognize approximately $113,000 of pre-tax expense relating to the options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, using Binomial Option Pricing Model, to stock-based employee compensation for the six months ended March 2005 and the actual impact for the six months ended March 2006.

                                                      For the Six Months Ended
                                                   March 31, 2006   March 31, 2005
                                                   --------------   --------------
Net income available to shareholders                $   2,242,310    $   2,497,460
Add: Total stock-based employee compensation
expense included in reported net income (net
of tax)                                                    26,966
Deduct:  Total stock-based employee compensation
expensed determined under fair value method ( net
of tax)                                                   (26,966)         (37,773)
                                                    -------------    -------------
Proforma net income                                 $   2,242,310    $   2,459,687

Earnings per share:

Basic - as reported                                 $        0.58    $        0.65
Basic - pro forma                                   $        0.57    $        0.64

Diluted - as reported                               $        0.58    $        0.64
Diluted - pro forma                                 $        0.57    $        0.63

In June 2005, the FASB has issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement will depend on the Company changing an accounting principle and will be evaluated at that time.

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is applying the guidance in this FSP in fiscal 2006 and there was no material affect to the results of operations or the statement of financial position.

On December 19, 2005, the FASB issued FSP 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk". FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company's financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is still continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 ("SFAS 140" and "SFAS 156"). SFAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS 156 for the fiscal year beginning October 1, 2006 and is evaluating the impact of this pronouncement.

Reclassification - Certain items in the 2005 financial statements have been reclassified to conform with the presentation in the 2006 consolidated financial statements.

                                    page -6-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                 March 31, 2006
                                                              Gross          Gross
                                              Amortized     Unrealized     Unrealized     Approximate
                                                 Cost         Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years     $ 12,000,000                  $   (320,000)   $ 11,680,000
      Due after 5 years through 10 years      26,487,638   $     11,978       (656,616)     25,843,000
      Due after 10 years through 15 years     44,664,734                    (1,511,734)     43,153,000
Tax-Exempt Obligations
      Due after 15 years                      24,843,999      1,421,001                     26,265,000
                                            ------------   ------------   ------------    ------------

Total Investment Securities                 $107,996,371   $  1,432,979   $ (2,488,350)   $106,941,000
                                            ============   ============   ============    ============

A summary of investment with unrealized losses, aggregated by category, at March 31, 2006 is as follows:

                                      Less than 12 Months            12 Months or Longer           Total         Total
                                 Fair Value  Unrealized Losses  Fair Value   Unrealized Losses  Fair Value  Unrealized Losses
                                 ----------  -----------------  ----------   -----------------  ----------  -----------------
US Government agencies          $ 50,304,465   $ (1,242,866)   $ 27,723,410    $ (1,245,484)   $ 78,027,875   $ (2,488,350
                                ------------   ------------    ------------    -------------   ------------   ------------
Total                           $ 50,304,465   $ (1,242,866)   $ 27,723,410    $ (1,245,484)   $ 78,027,875   $ (2,488,350)
                                ============   ============    ============    =============   ============   ============

At March 31, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of 10 US Government Agency Securities that at such date had an aggregate depreciation of 4.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment.

                                                             September 30, 2005
                                                             Gross         Gross
                                                           Unrealized    Unrealized     Approximate
                                                Cost         Gains         Losses       Fair Value
--------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years     $12,000,000                 $  (197,000)   $11,803,000
      Due after 5 years through 10 years     25,703,340   $    77,445      (207,785)    25,573,000
      Due after 10 years through 15 years    24,862,533         5,200      (497,733)    24,370,000
Tax-Exempt Obligations
      Due after 10 years through 15 years    13,050,956       949,044                   14,000,000
      Due after 15 years                     11,747,616       910,384                   12,658,000
                                            -----------   -----------   -----------    -----------

Total Investment Securities                 $87,364,445   $ 1,942,073   $  (902,518)   $88,404,000
                                            ===========   ===========   ===========    ===========

A summary of investment with unrealized losses, aggregated by category, at September 30, 2005 is as follows:

                               Less than 12 Months            12 Months or Longer           Total         Total
                          Fair Value  Unrealized Losses  Fair Value   Unrealized Losses  Fair Value  Unrealized Losses
                          ----------  -----------------  ----------   -----------------  ----------  -----------------
US Government agencies   $31,567,124     $  (284,269)    $ 21,339,33     $  (618,249)    $52,906,455   $  (902,518)
                         -----------     -----------     -----------     -----------     -----------   -----------
Total                    $31,567,124     $  (284,269)    $ 21,339,33     $  (618,249)    $52,906,455   $  (902,518)
                         ===========     ===========     ===========     ===========     ===========   ===========

At September 30, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of 8 US Government Agency Securities that at such date had an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represented an other-than-temporary impairment.

                                    page -7-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses is as follows:

                                               March 31, 2006
                                             Gross         Gross
                              Amortized    Unrealized   Unrealized   Approximate
                                 Cost        Gains        Losses     Fair Value
--------------------------------------------------------------------------------
Equity Securities             $1,009,735   $   12,875   $  (34,705)   $  987,905
Mutual Funds                   2,054,414                               2,054,414
                              ----------   ----------   ----------    ----------

Total Investment Securities   $3,064,149   $   12,875   $  (34,705)   $3,042,319
                              ==========   ==========   ==========    ==========

A summary of investment with unrealized losses, aggregated by category, at March 31, 2006 is as follows:

                          Less than 12 Months            12 Months or Longer             Total            Total
                     Fair Value   Unrealized Losses   Fair Value   Unrealized Losses  Fair Value    Unrealized Losses
                     ----------   -----------------   ----------   -----------------  ----------    -----------------
Equity Securities   $     637,650   $     (34,705)   $          --   $          --   $     637,650   $     (34,705)
                    -------------   -------------    -------------   -------------   -------------   -------------
Total               $     637,650   $     (34,705)   $          --   $          --   $     637,650   $     (34,705)
                    =============   =============    =============   =============   =============   =============

There were no securities in a loss position greater than twelve months. For securities in an unrealized loss position, management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment.

                                             September 30, 2005
                                             Gross         Gross
                              Amortized    Unrealized   Unrealized   Approximate
                                 Cost        Gains        Losses     Fair Value
--------------------------------------------------------------------------------
Equity Securities             $  906,113   $    9,830   $  (56,723)   $  859,220
Money Market Mutual Funds      1,976,024                               1,976,024
                              ----------   ----------   ----------    ----------

Total Investment Securities   $2,882,137   $    9,830   $  (56,723)   $2,835,244
                              ==========   ==========   ==========    ==========

There were no securities in a loss position greater than twelve months. For securities in an unrealized loss position, management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represented an other-than-temporary impairment.

                                    page -8-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses is as follows:

                                                            March 31,2006
                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized     Approximate
                                          Cost          Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 16,006,461   $     55,926   $   (487,387)   $ 15,575,000
FHLMC pass-through certificates        108,398,106         72,435     (3,402,541)    105,068,000
FNMA pass-through certificates         111,005,340         97,157     (5,080,497)    106,022,000
GNMA pass-through certificates           5,430,924        146,076             --       5,577,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $240,840,831   $    371,594   $ (8,970,425)   $232,242,000
                                      ============   ============   ============    ============

A summary of investment with unrealized losses, aggregated by category, at March 31, 2006 is as follows:

                                    Less than 12 Months            12 Months or Longer             Total            Total
                               Fair Value   Unrealized Losses   Fair Value   Unrealized Losses  Fair Value    Unrealized Losses
                               ----------   -----------------   ----------   -----------------  ----------    -----------------
Mortgage-backed securities
        held to maturity      $ 75,572,303    $ (2,419,758)     $140,664,983   $ (6,550,667)   $216,237,286     $ (8,970,425)
                              ------------    ------------      ------------   ------------    ------------     ------------
Total                         $ 75,572,303    $ (2,419,758)     $140,664,983   $ (6,550,667)   $216,237,286     $ (8,970,425)
                              ============    ============      ============   ============    ============     ============

At March 31, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 60 securities that at such date had an aggregate depreciation of 4.4% from the Company's amortized cost basis. For securities in an unrealized loss position, management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment.

                                                        Gross           Gross
                                       Amortized      Unrealized     Unrealized      Approximate
                                          Cost          Gains          Losses         Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 17,089,874   $     36,738   $   (278,612)   $ 16,848,000
FHLMC pass-through certificates        118,663,486        128,502     (2,047,988)    116,744,000
FNMA pass-through certificates         121,596,729        161,648     (2,216,377)    119,542,000
GNMA pass-through certificates           6,613,676        246,324                      6,860,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $263,963,765   $    573,212   $ (4,542,977)   $259,994,000
                                      ============   ============   ============    ============

A summary of investment with unrealized losses, aggregated by category, at September 30, 2005 is as follows:

                                    Less than 12 Months            12 Months or Longer             Total            Total
                               Fair Value   Unrealized Losses   Fair Value   Unrealized Losses  Fair Value    Unrealized Losses
                               ----------   -----------------   ----------   -----------------  ----------    -----------------
Mortgage-backed securities
        held to maturity     $ 178,406,095    $  (2,751,178)   $  58,493,074    $  (1,791,799)   $ 236,899,169    $  (4,542,977)
                             -------------    -------------    -------------    -------------    -------------    -------------
Total                        $ 178,406,095    $  (2,751,178)   $  58,493,074    $  (1,791,799)   $ 236,899,169    $  (4,542,977)
                             =============    =============    =============    =============    =============    =============

At September 30, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 27 securities that at such date had an aggregate depreciation of 3.0% from the Company's amortized cost basis. For securities in an unrealized loss position, management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represented an other-than-temporary impairment.

                                    page -9-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses is as follows:

                                                    March 31,2006
                                                   Gross       Gross
                                    Amortized   Unrealized   Unrealized
                                      Cost         Gains       Losses     Fair Value
------------------------------------------------------------------------------------
FNMA pass-through certificates     $  785,187   $    6,488   $       --   $  791,675
                                   ----------   ----------   ----------   ----------

Total Mortgage-Backed Securities   $  785,187   $    6,488   $       --   $  791,675
                                   ==========   ==========   ==========   ==========


                                                   September 30,2005
                                                   Gross       Gross
                                    Amortized   Unrealized   Unrealized
                                      Cost         Gains       Losses     Fair Value
------------------------------------------------------------------------------------
FNMA pass-through certificates     $1,012,154   $   32,933   $       --   $1,045,087
                                   ----------   ----------   ----------   ----------

Total Mortgage-Backed Securities   $1,012,154   $   32,933   $       --   $1,045,087
                                   ==========   ==========   ==========   ==========

6.  LOANS RECEIVABLE

Loans receivable consist of the following:
                                           March 31, 2006    September 30, 2005
                                           --------------    ------------------
Residential Mortgages                       $ 273,358,353      $ 270,940,562
Commercial Mortgages                            2,093,613          2,003,219
Construction                                    6,781,993          7,639,300
Savings Account                                   956,072            921,400
Home Equity                                    64,897,304         59,724,004
Automobile and other                              725,785            771,538
Line of Credit                                 28,319,081         31,579,680
                                            -------------      -------------
Total                                         377,132,201        373,579,703
  Undisbursed portion of loans in process      (4,324,211)        (4,933,753)
  Deferred loan fees                             (589,810)          (671,426)
  Allowance for loan losses                    (1,960,304)        (1,967,607)
                                            -------------      -------------
Loans receivable - net                      $ 370,257,876      $ 366,006,917
                                            =============      =============

The total amount of loans being serviced for the benefit of others was approximately $4.1 million and $4.7 million at March 31, 2006 and September 30, 2005, respectively. Commercial mortgage loans consist of five or more units.

The following schedule summarizes the changes in the allowance for loan losses:

                               Six Months Ended       Year Ended
                                March 31, 2006    September 30, 2005
                                --------------    ------------------
Balance, beginning of period     $   1,967,607      $   1,976,849
  Amounts charged-off                  (10,164)           (92,949)
  Loan recoveries                        2,861             83,707
                                 -------------      -------------
Balance, end of period           $   1,960,304      $   1,967,607
                                 =============      =============

The activity in the recoveries and charge off accounts was primarily the result of the Company's Bounce protection program. This program extends credit automatically to our depositors. If the account is not brought current by the depositor the loan is charged off. If the customer subsequently brings the account current, a recovery is recognized.

                                   page -10-

7.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                      March 31, 2006   September 30, 2005
                                      --------------   ------------------
Land                                  $     184,788      $     184,788
Buildings                                 7,693,338          6,383,356
Furniture, fixtures and equipment         3,464,490          3,433,247
Automobiles                                  24,896             24,896
                                      -------------      -------------
Total                                    11,367,512         10,026,287
  Less accumulated depreciation          (4,238,690)        (4,196,593)
                                      -------------      -------------
Net                                   $   7,128,822      $   5,829,694
                                      =============      =============

8.  DEPOSITS

Deposits are summarized as follows:

                                      March 31, 2006   September 30, 2005
                                      --------------   ------------------
Non-interest bearing checking         $  11,245,359      $   9,618,764
NOW accounts                             17,441,582         18,282,489
Checking accounts                        16,067,471          9,102,649
Money Market Demand accounts             67,626,456         76,581,019
Passbook and Club accounts                3,528,458          3,806,599
Certificate accounts                    315,956,576        301,588,135
                                      -------------      -------------
Total deposits                        $ 431,865,902      $ 418,979,655
                                      =============      =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2006 and September 30, 2005 amounted to approximately $42.4 million and $39.7 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9.  COMMITMENTS

At March 31, 2006, the following commitments were outstanding:

Origination of mortgage loans     $ 9,223,861
Unused line of credit loans        41,402,895
Loans in process                    4,324,211
                                  -----------

Total                             $54,950,967
                                  ===========

10.  DIVIDENDS

On April 19, 2006, the Company's Board of Directors declared a cash dividend of $.16 per share payable on May 24, 2006 to the stockholders of record at the close of business on May 10, 2006.

                                   page -11-

11.  EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

          For the Three Months Ended   For the Six Months Ended
                   March 31,                    March 31,
            -----------------------      ----------------------
                 2006     2005               2006     2005
                 ----     ----               ----     ----
 Basic      3,893,428     3,854,294     3,898,099     3,857,206
Diluted     3,953,751     3,926,205     3,949,506     3,915,365

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consists of the following:

                                March 31,              September 30,
                                  2006                      2005
                                       Weighted                   Weighted
                                       Interest                   Interest
 Maturing Period           Amount        Rate       Amount          Rate
-------------------------------------------------------------------------

 1 to  12 months       $ 52,739,787      4.27%   $ 36,043,911       3.73%
13 to  24 months         31,505,628      4.45%     25,446,061       3.66%
25 to  36 months         59,398,215      4.45%     69,114,248       4.83%
37 to  48 months         16,326,985      4.42%     31,484,966       3.89%
49 to  60 months         30,000,000      5.67%      9,302,331       3.97%
61 to  72 months         31,500,223      4.43%     40,208,732       5.35%
73 to  84 months         43,419,934      4.42%     60,668,239       4.47%
85 to 120 months         20,000,000      3.80%     25,000,000       3.80%
                       --------------------------------------------------
Total                  $284,890,772      4.49%   $297,268,488       4.38%
                       ==================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $23.0 million out of $40.0 million was used at March 31, 2006 and $21.0 million was used as of September 30, 2005, for general purposes. Included in the table above at March 31, 2006 and September 30, 2005 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $563.8 million of which $284.9 million was used as of March 31, 2006.

13. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                               To Be Considered Well
                                                                                                                 Capitalized Under
                                                                                           For Capital           Prompt Corrective
                                                                     Actual             Adequacy Purposes        Action Provisions

                                                              Amount        Ratio       Amount      Ratio       Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2006
                   Tier 1 Capital (to assets)              $ 47,804,526      6.25%   $30,597,440     4.00%   $ 38,246,800      5.00%
                   Tier 1 Capital (to risk weighted assets)  47,804,526     13.23%    14,454,080     4.00%     21,681,120      6.00%
                   Total Capital (to risk weighted assets)   49,764,625     13.77%    28,908,160     8.00%     36,135,200     10.00%

As of September 30, 2005
                   Tier 1 Capital (to assets)              $ 47,524,213      6.26%   $30,376,680     4.00%   $ 37,970,850      5.00%
                   Tier 1 Capital (to risk weighted assets)  47,524,213     13.31%    14,283,160     4.00%     21,424,740      6.00%
                   Total Capital (to risk weighted assets)   49,491,820     13.86%    28,566,320     8.00%     35,707,900     10.00%

                                   page -12-

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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At March 31, 2006, no loans were considered impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, page -13-
changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Six-Month Period Ended March 31, 2006
---------------------------------------------------------------------------
Total assets at March 31, 2006 were $769.9 million, an increase of $2.9 million for the six-month period then ended. The increase was primarily the result of an increase in investment securities held to maturity of $20.6 million, loans receivable of $4.3 million, office property and equipment of $1.3 million and prepaid expense and other assets of $1.1 million. These increases were partially offset by a decrease in mortgage-backed securities of $23.1 million and Federal Home Loan Bank stock of $1.5 million.

As of March 31, 2006, total deposits increased by $12.9 million to $431.9 million. Advances from borrowers for taxes and insurance also increased by $2.4 million. There was also a decrease in advances from Federal Home Loan Bank of $12.4 million due to the growth of deposits and normal cash flows.

Comparisons of Results of Operations for the Three and Six Month Period Ended
-----------------------------------------------------------------------------
March 31, 2006 with the Three and Six Month Period Ended March 31, 2005.
------------------------------------------------------------------------
Net Interest Income
-------------------
Net interest income was $3.26 million for the three-month period ended March 31, 2006 compared to $3.35 million for the comparable period in 2005. The decrease in the net interest income for the three-month period ended March 31, 2006 when compared to the same period in 2005 is attributed to the decrease in interest rate spread to 1.56% in 2006 from 1.71% in 2005. The decrease in net interest income was also a result of an increase in the average rate paid on interest-bearing liabilities to 3.62% in 2006 from 3.24% in 2005 and an increase in the average balance to $704.6 million in 2006 from $678.6 million in 2005. This was partially offset by an increase in the yield earned on assets to 5.18% in 2006 from 4.95% in 2005 along with an increase in the average balance to $743.4 million in 2006 from $715.0 million in 2005.

Total interest income was $9.6 million for the three-month period ended March 31, 2006 compared to $8.8 million for the comparable period in 2005. For the six month period ended March 31, 2006, total interest income was $19.1 million compared to $17.4 million for the comparable period in 2005. The increase is the result of the increased average yield for the interest-earning assets to 5.18% and 5.14% for the three and six-month period ended March 31, 2006, respectively, from 4.95% and 4.92% for the comparable periods in 2005.

Total interest expense increased to $6.4 million for the three-month period ended March 31, 2006 from $5.5 million for the comparable period in 2005. For the six-month period ended March 31, 2006, total interest expense increased to $12.8 million from $10.9 million for the comparable period in 2005. These increases occurred as a result of a increase in the average balance and a increase in the average rate paid on interest-bearing liabilities to 3.62% and 3.63% for the three and six month periods ended March 31, 2006, respectively, from 3.24% and 3.22% for the comparable period ended March 31, 2005.

Other Income
------------
Other income decreased to $282,000 for the three-month period ended March 31, 2006 from $341,000 for the comparable period in 2005. For the six-month period ended March 31, 2005, other income decreased to $604,000 from $755,000 for the comparable period in 2005. The three month decrease was due to a decrease in bank owned life insurance income, non-deposit product income and less non-sufficient funds fee income. The six-month decrease was due to the fact that the Company had a $9,000 gain on investments available for sale in 2006 compared to $64,000 in 2005 and a decrease in non-sufficient funds fee to $146,000 in 2006 from $163,000 in 2005.

Other Expenses
--------------
During the quarter ended March 31, 2006, other expenses increased by $18,000 or 0.9% to $2.03 million when compared to the same period in 2005. For the six month period ended March 31, 2006, other expenses increased by $32,000 or 0.8% compared to the comparable period in 2005. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 2.9% growth in the assets of the Company when compared to the same periods in 2005. The annualized ratio of expenses to average assets for page -14-
the three and six month periods ended March 31, 2006 were 1.06% and 1.04%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $354,000 and $670,000 for the three and six-month periods ended March 31, 2006, respectively, compared to $432,000 and $859,000 for the comparable periods in 2005. These provisions are based on the levels of taxable income.

Liquidity and Capital Recourses
-------------------------------
As of March 31, 2006, the Company had $55.0 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows, FHLB borrowings and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending March 31, 2007, is $184.8 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $563.8 million at March 31, 2006 of which $284.9 million was outstanding at March 31, 2006.

The Bank's net income for the six months ended March 31, 2006 of $2.2 million increased the Bank's stockholders' equity to $48.0 million or 6.2% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

Recent Accounting Pronouncements
--------------------------------
In June 2005, the FASB has issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement will depend on the Company changing an accounting principle and will be evaluated at that time.

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is applying the guidance in this FSP in fiscal 2005 and there was no material affect to the results of operations or the statement of financial position. On December 19, 2005, the FASB issued FSP 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk". FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company's financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or page -15-
issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is still continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations. In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 ("SFAS 140" and "SFAS 156"). SFAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS 156 for the fiscal year beginning October 1, 2006 and is evaluating the impact of this pronouncement.

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

The authority and responsibility for interest rate management is vested in the Company's Board of Directors. The Chief Executive Officer implements the Board of Directors' policies during the day-to-day operations of the Company. Each month, the Chief Financial Officer ("CFO") presents the Board of Directors with a report, which outlines the Company's asset and liability "gap" position in various time periods. The "gap" is the difference between interest- earning assets and interest-bearing liabilities which mature or reprice over a given time period.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2006, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net page -16-
interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on the Company's' net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.

                                                   1 Year      1 to 3       3 to 5        Over 5
                                                  or less       Years        Years         Years        Total
                                                 ---------    ---------    ---------     ---------    ---------
Interest-earning assets
Mortgage loans                                   $  36,744    $  56,918    $  43,132     $ 136,564    $ 273,358

Mortgage-backed securities                          81,751       81,539       39,955        38,388      241,633

Consumer and other loans                            64,637       25,835        8,971         5,045      104,488

Investment securities and other investments         31,381        2,725       24,625        85,390      144,121
                                                 ---------    ---------    ---------     ---------    ---------


Total interest-earning assets                      214,513      167,017      116,683       265,387      763,600
                                                 ---------    ---------    ---------     ---------    ---------

Interest-bearing liabilities

   Passbook and Club accounts                           --           --           --         3,528        3,528

   NOW and checking accounts                            --           --           --        33,509       33,509

   Money Market Deposit accounts                    17,390           --           --        39,730       57,120

   Choice Savings                                    2,627        7,880       10,507

   Certificate accounts                            184,845      119,868       11,244            --      315,957

   Borrowed money                                   78,038       78,691       40,924        87,238      284,891
                                                 ---------    ---------    ---------     ---------    ---------

Total interest-bearing liabilities                 282,900      198,559       52,168       171,885      705,512
                                                 ---------    ---------    ---------     ---------    ---------

Repricing GAP during the period                  $ (68,387)   $ (31,542)   $  64,515     $  93,502    $  58,088
                                                 =========    =========    =========     =========    =========

Cumulative GAP                                   $ (68,387)   $ (99,929)   $ (35,414)    $  58,088
                                                 =========    =========    =========     =========

Ratio of GAP during the period to total assets      -8.96%       -4.13%         8.45%        12.24%
                                                 =========    =========    =========     =========

Ratio of cumulative GAP to total assets             -8.96%      -13.09%       -4.64%          7.61%
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


                                   page -17-

Part II     OTHER INFORMATION


         Item 1.     Legal Proceedings

                     Not applicable.

         Item 1A.    Risk Factors

                     Not applicable.

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         The following table presents the repurchasing activity of the stock repurchase program during the first six months of fiscal 2006:

                                                   Total Number
                                                     of Shares        Maximum
                                                   Purchased as   Number of Shares
                         Total                   Part of Publicly that May Yet Be
                       Number of       Average       Announced    Purchased Under
                         Shares       Price Paid     Plans or      the Plans or
       Period          Purchased      per Share      Programs        Programs
October 1-31, 2005                                                      135,667
November 1-30, 2005          3,000   $      17.40          3,000        132,667
December 1-31, 2005
January 1-31, 2006
February 1-28, 2006          6,527          17.68          6,527        126,140
March 1-31, 2006            52,767          17.50         52,767         73,373
                      ------------   ------------   ------------   ------------
             Total          62,294          17.51         62,294         73,373
                      ============   ============   ============   ============

Notes to this table:

(a) On June 18, 2003, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 191,667 shares.

(b) The program does not have an expiration date and all shares are purchased in the open market.

         Item 3.     Defaults upon Senior Securities

                     Not applicable.


                                   page -18-

         Item 4.     Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

(a)      The annual meeting of Stockholders was held on January 25, 2006.

(c) There were 3,906,278 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 3,348,115 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         1. Election of directors for a three-year term:

                                               FOR                WITHHELD
                                               ---                --------
            David J. Friesen                3,334,148              13,967
            George W. Meschter              3,329,385              18,730
            James L. Rittenhouse            3,335,793              12,322

            Name of each director whose term of office continued:

            Sanford L. Alderfer
            Mark R. Cummins
            Phillip A. Clemens
            Ronald B. Geib
            Charlotte A. Hunsberger, Esq.
            Edward J. Molnar

         2. To consider and approve the Harleysville Savings Financial Corporation 2005 Stock Option Plan.

                 FOR            AGAINST        ABSTAIN        NON-VOTE
                 ---            -------        -------        --------
               2,707,913        139,689         21,577        478,936

         3. Proposal to ratify the appointment by the board of Deloitte & Touche, LLP as the Company's independent auditors for the year ending September 30, 2006.

                  FOR                 AGAINST            ABSTAIN
                  ---                 -------            -------
               3,336,358               6,083              5,674

         Each of the proposals were adopted by the stockholders of the Company.


         Item 5.     Other information.

                     Not applicable.

                                   page -19-

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


                                   page -20-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: May 15, 2006            By:     /s/ Edward J. Molnar
                                      ------------------------------------------
                                      Edward J. Molnar
                                      Chief Executive Officer


Date: May 15, 2006             By:    /s/ Brendan J. McGill
                                      ------------------------------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer


                                   page -21-