Form 10-Q
period 2006-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2006-08-14
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                June 30, 2006
                                         ---------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ----------------------------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,921,177 as of August 11, 2006


                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                      Index
                                      -----


                                                                             PAGE(S)
                                                                             -------

Part I  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Unaudited Condensed Consolidated Statements of Financial
                  Condition as of June 30, 2006 and September 30, 2005         1

                  Unaudited Condensed Consolidated Statements of Income for
                  the Three and Nine Months Ended June 30, 2006 and 2005       2

                  Unaudited Condensed Consolidated Statements of
                  Comprehensive Income for the Three and Nine Months
                  Ended June 30, 2006 and 2005                                 3

                  Unaudited Condensed Consolidated Statements of
                  Stockholders' Equity for the Nine Months Ended
                  June 30, 2006 and 2005                                       4

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended June 30, 2006 and 2005             5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                 6 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13 - 16

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                      16 - 17

         Item 4.  Controls and Procedures                                   17 - 18



Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                            19

         Item 1A. Risk Factors                                                 19

         Item 2.  Unregistered Sales of Equity Securities and Use
                  of Proceeds                                                  19

         Item 3.  Defaults upon Senior Securities                              19

         Item 4.  Submission of Matters to a Vote of Security Holders          19

         Item 5.  Other information                                            19

         Item 6.  Exhibits                                                     19

         Signatures                                                             -

                                    Harleysville Savings Financial Corporation
                        Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                      June 30,       September 30,
                                                                                        2006             2005
                                                                                    -------------    -------------
Assets
Cash and amounts due from depository institutions                                   $   1,526,695    $   1,193,285
Interest-bearing deposits in other banks                                                7,769,333        6,741,695
                                                                                    -------------    -------------
     Total cash and cash equivalents                                                    9,296,028        7,934,980
Investment securities held to maturity (fair value -
        June 30, $108,927,000; September 30, $88,404,000)                             110,915,724       87,364,445
Investment securities available-for-sale at fair value                                  4,567,051        2,835,244
Mortgage-backed securities held to maturity (fair value -
        June 30, $219,597,000; September 30, $259,994,000)                            229,622,377      263,963,765
Mortgage-backed securities available-for-sale at fair value                               807,343        1,045,087
Loans receivable (net of allowance for loan losses -
        June 30, $1,955,000; September 30, $1,968,000)                                378,791,591      366,006,917
Accrued interest receivable                                                             3,784,123        3,432,054
Federal Home Loan Bank stock - at cost                                                 15,265,000       16,035,900
Office properties and equipment, net                                                    8,058,890        5,829,694
Deferred income taxes                                                                     363,880          339,587
Prepaid expenses and other assets                                                      13,709,369       12,202,792
                                                                                    -------------    -------------
TOTAL ASSETS                                                                        $ 775,181,376    $ 766,990,465
                                                                                    =============    =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                       $ 433,683,617    $ 418,979,655
     Advances from Federal Home Loan Bank                                             286,241,566      297,268,488
     Accrued interest payable                                                           1,336,801        1,358,953
     Advances from borrowers for taxes and insurance                                    5,029,316        1,135,429
     Accounts payable and accrued expenses                                                876,204          672,124
                                                                                    -------------    -------------
Total liabilities                                                                     727,167,504      719,414,649
                                                                                    -------------    -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000
       shares authorized; issued June 2006, 3,921,177; Sept. 2005, 3,904,136
       and outstanding, June 2006, 3,840,158; Sept. 2005, 3,900,881                        39,212           39,041
     Paid-in capital in excess of par                                                   7,972,297        7,610,511
     Treasury stock, at cost (June 2006, 81,019 shares; Sept. 2005, 3,255 shares)      (1,428,866)         (60,107)
     Retained earnings - partially restricted                                          41,469,370       39,995,584
     Accumulated other comprehensive loss                                                 (38,141)          (9,213)
                                                                                    -------------    -------------
Total stockholders' equity                                                             48,013,872       47,575,816
                                                                                    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 775,181,376    $ 766,990,465
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

                                 Harleysville Savings Financial Corporation
                           Unaudited Condensed Consolidated Statements of Income

                                                     For the Three Months Ended  For the Nine Months Ended
                                                             June 30,                    June 30,
                                                     -----------------------------------------------------
                                                         2006          2005          2006          2005
                                                         ----          ----          ----          ----
INTEREST INCOME:
  Interest and fees on mortgage loans                $ 4,029,498   $ 3,837,297   $11,914,305   $11,390,798
  Interest on mortgage-backed securities               2,650,659     2,976,642     8,253,139     8,760,645
  Interest and fees on consumer and other loans        1,445,980     1,187,392     4,175,349     3,354,950
  Interest and dividends on tax-exempt investments       351,082       343,634     1,043,932     1,030,480
  Interest and dividends on taxable investments        1,445,645       821,684     3,641,547     2,057,250
                                                     -----------   -----------   -----------   -----------
Total interest income                                  9,922,864     9,166,649    29,028,272    26,594,123
                                                     -----------   -----------   -----------   -----------

Interest Expense:
  Interest on deposits                                 3,340,338     2,640,489     9,657,080     7,510,962
  Interest on borrowings                               3,280,298     3,215,587     9,756,035     9,198,880
                                                     -----------   -----------   -----------   -----------
Total interest expense                                 6,620,636     5,856,076    19,413,115    16,709,842
                                                     -----------   -----------   -----------   -----------

Net Interest Income                                    3,302,228     3,310,573     9,615,157     9,884,281
Provision for loan losses                                     --            --            --            --
                                                     -----------   -----------   -----------   -----------
Net Interest Income after Provision
  for Loan Losses                                      3,302,228     3,310,573     9,615,157     9,884,281
                                                     -----------   -----------   -----------   -----------

Non-interest Income:
  Net gain on sales of securities                         18,005        24,260        27,395        88,003
  Net gain on sale of loans                                                           16,672        16,672
  Other Non-interest income                              322,459       338,382       916,954     1,029,404
                                                     -----------   -----------   -----------   -----------
Total non-interest income                                340,464       379,314       944,349     1,134,079
                                                     -----------   -----------   -----------   -----------

Non-interest Expenses:
  Salaries and employee benefits                       1,176,228     1,019,274     3,344,031     3,090,529
  Occupancy and equipment                                384,656       372,118     1,137,674     1,134,525
  Deposit insurance premiums                              13,656        14,416        41,132        43,527
  Other                                                  582,595       611,092     1,638,625     1,720,433
                                                     -----------   -----------   -----------   -----------
Total non-interest expenses                            2,157,135     2,016,900     6,161,462     5,989,014
                                                     -----------   -----------   -----------   -----------

Income before Income Taxes                             1,485,557     1,672,987     4,398,044     5,029,346

Income tax expense                                       386,000       428,500     1,056,177     1,287,400
                                                     -----------   -----------   -----------   -----------

Net Income                                           $ 1,099,557   $ 1,244,487   $ 3,341,867   $ 3,741,946
                                                     ===========   ===========   ===========   ===========


Basic Earnings Per Share                             $      0.29   $      0.32   $      0.86   $      0.97
                                                     ===========   ===========   ===========   ===========
Diluted Earnings Per Share                           $      0.28   $      0.32   $      0.85   $      0.95
                                                     ===========   ===========   ===========   ===========

Dividends Per Share                                  $      0.16   $      0.15   $      0.48   $      0.43
                                                     ===========   ===========   ===========   ===========

See notes to unaudited condensed consolidated financial statements.

                                                 page -2-

                                    Harleysville Savings Financial Corporation
                        Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                          Three Months Ended
                                                                                        2006             2005
------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 1,099,557       $ 1,244,487

Other Comprehensive Income

Unrealized (loss) gain on securities net of tax                                         (29,841)(1)        21,601(1)
                                                                                    -----------       -----------

Total Comprehensive Income                                                          $ 1,069,716       $ 1,266,088
                                                                                    ===========       ===========

(1) Disclosure of reclassification amount, net of tax for the three months ended:       2006              2005
                                                                                        ----              ----
     Net unrealized (loss) gain arising during the three months ended               $   (17,958)      $    37,613
     Less: Reclassification adjustment for net gains included in net income              11,883            16,012
                                                                                    -----------       -----------

     Net unrealized (loss) gain on securities                                       $   (29,841)      $    21,601
                                                                                    ===========       ===========
                                                                                          Nine Months Ended
                                                                                        2006             2005
------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 3,341,867       $ 3,741,946

Other Comprehensive Income

Unrealized loss on securities net of tax                                                (28,928)(2)       (48,285)(2)
                                                                                    -----------       -----------

Total Comprehensive Income                                                          $ 3,312,939       $ 3,693,661
                                                                                    ===========       ===========

(2) Disclosure of reclassification amount, net of tax for the nine months ended:        2006              2005
                                                                                        ----              ----

     Net unrealized (loss) gain arising during the nine months ended                $   (10,847)      $     9,797
     Less: Reclassification adjustment for net gains included in net income              18,081            58,082
                                                                                    -----------       -----------

     Net unrealized loss on securities                                              $   (28,928)      $   (48,285)
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

                                             Harleysville Savings Financial Corporation
                                 Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                                                           Retained    Accumulated
                                          Common               Additional                  Earnings-      Other          Total
                                          Stock      Common     Paid-in      Treasury     Partially   Comprehensive  Stockholders'
                                          Shares      Stock     Capital       Stock       Restricted       Loss          Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2005               3,904,136  $ 39,041  $ 7,610,511  $    (60,107) $ 39,995,584  $     (9,213)  $ 47,575,816

 Net Income                                                                                 3,341,867                    3,341,867
 Issuance of Common Stock                   17,041       171                                                                   171
 Dividends - $.48 per share                                                                (1,868,081)                  (1,868,081)
 Option Compensation                                               77,225                                                   77,225
 Treasury stock purchased                                                    (1,681,657)                                (1,681,657)
  Stock delivered under
 employee stock plans                                             (19,526)      169,601                                    150,075
  Stock delivered under
   Dividend Reinvestment Plan                                     304,087       143,297                                    447,384
 Unrealized holding loss on available -
    for sale securities, net of tax                                                                         (28,928)       (28,928)
                                         ---------  --------  -----------  ------------  ------------  ------------   ------------

Balance at June 30, 2006                 3,921,177  $ 39,212  $ 7,972,297  $ (1,428,866) $ 41,469,370  $    (38,141)  $ 48,013,872
                                         =========  ========  ===========  ============  ============  ============   ============
                                                                                           Retained    Accumulated
                                          Common               Additional                  Earnings-      Other          Total
                                          Stock      Common     Paid-in      Treasury     Partially   Comprehensive  Stockholders'
                                          Shares      Stock     Capital       Stock       Restricted       Loss          Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2004               2,316,490  $ 23,165  $ 7,426,853  $   (414,430) $ 37,244,200  $     33,124   $ 44,312,912

 Net Income                                                                                 3,741,946                    3,741,946
 Issuance of Common Stock                   35,282       356      170,045                                                  170,401
 Stock Split                             1,544,327    15,440      (15,440)
 Dividends - $.43 per share                                                                (1,667,922)                  (1,667,922)
 Treasury stock purchased                                                      (204,100)                                  (204,100)
  Stock delivered under
 employee stock plans                                            (235,370)      514,174                                    278,804
  Stock delivered under
   Dividend Reinvestment Plan                                     168,715       104,356                                    273,071
 Unrealized holding gain on available -
    for sale securities, net of tax                                                                         (48,285)       (48,285)
                                         ---------  --------  -----------  ------------  ------------  ------------   ------------

Balance at June 30, 2005                 3,896,099  $ 38,961  $ 7,514,803  $         --  $ 39,318,224  $    (15,161)  $ 46,856,827
                                         =========  ========  ===========  ============  ============  ============   ============

See notes to unaudited condensed consolidated financial statements.

                                                             page -4-

                              Harleysville Savings Financial Corporation
                       Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           Nine Months Ended June 30,
                                                                           --------------------------
                                                                             2006             2005
                                                                             ----             ----
Operating Activities:
Net Income                                                              $   3,341,867    $   3,741,946
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation                                                              332,440          159,805
    Increase (decrease) in deferred income taxes                               14,900             (130)
    Compensation charge on stock options                                       77,225
    Amortization of deferred loan fees                                        (35,195)        (182,247)
    Net gain on sale of loans                                                                  (16,672)
    Proceeds from the sale of loans held for sale                                              925,094
    Origination of loans held for sale                                                        (908,422)
    Realized loss on disposal of fixed assets                                   3,124
    Net gain on sale of securities                                            (27,395)         (88,003)
     Increase in cash surrender value                                        (324,000)        (335,000)
     Net amortization of premiums and discounts                               255,198          537,303
      Increase bank owned life insurance                                                    (2,500,000)
    Changes in assets and liabilities which provided (used) cash:
      Increase in accounts payable and accrued
      expenses                                                                204,080        2,027,188
      Increase in prepaid expenses and other assets                        (1,206,870)      (1,936,829)
      Decrease in accrued interest receivable                                (352,069)        (377,068)
      (Decrease) increase in accrued interest payable                         (22,152)         179,690
                                                                        -------------    -------------
Net cash provided by operating activities                                   2,261,153        1,226,655
                                                                        -------------    -------------

Investing Activities:
Purchase of investment securities held to maturity                        (23,749,535)     (30,463,338)
Purchase of investment securities available for sale                       (2,064,820)      (1,902,768)
Purchase of mortgage-backed securities held to maturity                    (2,011,250)     (50,134,368)
Proceeds from maturities of investment securities held to maturity            316,618       16,303,834
Proceeds from sale of investment securities available for sale                327,357        5,014,125
Principal collected on long-term loans & mortgage-backed securities       100,099,282      109,130,994
Proceeds (purchase) of FHLB stock                                             770,900         (819,900)
Long-term loans originated or acquired                                    (76,642,716)     (81,808,936)
Purchases of premises and equipment                                        (2,564,760)        (310,408)
                                                                        -------------    -------------
Net cash used in investing activities                                      (5,518,924)     (34,990,765)
                                                                        -------------    -------------

Financing Activities:
Net decrease in demand deposits, NOW accounts
    and savings accounts                                                   (2,317,137)      (5,656,124)
Net increase in certificates of deposit                                    17,021,099       13,092,794
Cash dividends                                                             (1,868,081)      (1,667,922)
Net (decrease) increase in FHLB advances                                  (11,026,922)      23,354,653
Treasury stock delivered under employee stock plans                           150,075          278,804
Stock delivered under Dividend Reinvestment Plan                              447,384          273,071
Purchase of treasury stock                                                 (1,681,657)        (204,100)
Net proceeds from issuance of stock                                               171          170,401
Net increase in advances from borrowers for taxes & insurance               3,893,887        3,734,993
                                                                        -------------    -------------
Net cash provided by financing activities                                   4,618,819       33,376,570
                                                                        -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,361,048         (387,540)
                                                                        -------------    -------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              7,934,980        4,718,784
                                                                        -------------    -------------

                                                                        -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   9,296,028    $   4,331,244
                                                                        =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                        $   1,066,927    $   1,103,112
    Interest expense                                                       19,435,267       16,530,152


See notes to unaudited condensed consolidated financial statements.

                                               page -5-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the "Company") and its subsidiary. Harleysville Savings Bank (the "Bank") is the wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2006 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2005.

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

Accounting for Stock Options - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the modified prospective method provisions of SFAS No. 123R. Effective October 1, 2005, the Company was required to recognize compensation expense for the fair value of stock options that were granted or vest after that date. Upon adoption of SFAS No. 123R, the Company was required to recognize through earnings, the fair value of the remaining unvested portion of options granted prior to January 1, 2002. For fiscal year 2006, the Company expects to recognize approximately $113,000 of pre-tax expense relating to the options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, using Binomial Option Pricing Model, to stock-based employee compensation for the nine months ended June 2005 and the actual impact for the nine months ended June 2006.

                                                    For the Nine Months Ended
                                                   June 30, 2006  June 30, 2005
                                                   -------------  -------------
Net income available to shareholders                $ 3,341,867    $ 3,741,946
Add: Total stock-based employee compensation
expense included in reported net income (net
of tax)                                                  50,969
Deduct:  Total stock-based employee compensation
expensed determined under fair value method ( net
of tax)                                                 (50,969)       (41,693)
                                                    -----------    -----------
Proforma net income                                 $ 3,341,867    $ 3,700,253

Earnings per share:

Basic - as reported                                 $      0.86    $      0.97
Basic - pro forma                                   $      0.86    $      0.96

Diluted - as reported                               $      0.85    $      0.95
Diluted - pro forma                                 $      0.85    $      0.94

Recent Accounting Pronouncements - In June 2005, the FASB has issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement will depend on the Company changing an accounting principle and will be evaluated at that time.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Reclassification - Certain items in the 2005 financial statements have been reclassified to conform with the presentation in the 2006 consolidated financial statements. Such reclassifications did not have a material impact on the overall presentation of the financial statements.

                                    page -6-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses, by maturities, is as follows:

                                                                  June 30, 2006
                                                               Gross         Gross
                                              Amortized     Unrealized     Unrealized      Approximate
                                                 Cost          Gains         Losses        Fair Value
------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years     $ 12,000,000                  $   (369,000)   $ 11,631,000
      Due after 5 years through 10 years      26,426,513   $      2,213       (825,726)     25,603,000
      Due after 10 years through 20 years     47,622,290                    (1,990,290)     45,632,000
Tax-Exempt Obligations
      Due after 10 years through 15 years     16,879,780        803,220                     17,683,000
      Due after 15 years                       7,987,141        390,859                      8,378,000
                                            ------------   ------------   ------------    ------------

Total Investment Securities                 $110,915,724   $  1,196,292   $ (3,185,016)   $108,927,000
                                            ============   ============   ============    ============

A summary of investment securities with unrealized losses, aggregated by category, at June 30, 2006 is as follows:

                               Less than 12 Months             12 Months or Longer             Total           Total
                           Fair Value  Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                           ----------  -----------------   ----------   -----------------   ----------   -----------------
US Government agencies   $  51,761,320   $  (1,651,659)   $  30,441,530   $  (1,533,357)   $  82,202,850   $  (3,185,016)
                         -------------   -------------    -------------   -------------    -------------   -------------
Total                    $  51,761,320   $  (1,651,659)   $  30,441,530   $  (1,533,357)   $  82,202,850   $  (3,185,016)
                         =============   =============    =============   =============    =============   =============

At June 30, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of 11 U.S. Government Agency Securities that at such date had an aggregate depreciation of 4.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment.

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
                                            ===========   ===========   ===========    ===========

A summary of investment securities with unrealized losses, aggregated by category, at September 30, 2005 is as follows:

                               Less than 12 Months             12 Months or Longer             Total           Total
                           Fair Value  Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                           ----------  -----------------   ----------   -----------------   ----------   -----------------
US Government agencies   $  31,567,124   $    (284,269)   $  21,339,331   $    (618,249)   $  52,906,455   $    (902,518)
                         -------------   -------------    -------------   -------------    -------------   -------------
Total                    $  31,567,124   $    (284,269)   $  21,339,331   $    (618,249)   $  52,906,455   $    (902,518)
                         =============   =============    =============   =============    =============   =============

At September 30, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of eight US Government Agency Securities that at such date had an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2005 represented an other-than-temporary impairment.

                                    page -7-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities available-for-sale with gross unrealized gains and losses is as follows:

                                                  June 30, 2006
                                              Gross          Gross
                               Amortized    Unrealized    Unrealized
                                  Cost         Gain          Losses      Fair Value
------------------------------------------------------------------------------------
Equity Securities             $ 1,050,664                 $   (79,944)   $   970,720
Mutual Funds                    3,596,331                                  3,596,331
                              -----------   -----------   -----------    -----------

Total Investment Securities   $ 4,646,995                 $   (79,944)   $ 4,567,051
                              ===========   ===========   ===========    ===========

There were no securities in a loss position greater than twelve months.

A summary of investment with unrealized losses,  aggregated by category, at June
30,2005 is as follows:

                 Less than 12 Months             12 Months or Longer             Total          Total
             Fair Value  Unrealized Losses   Fair Value   Unrealized Losses   Fair Value  Unrealized Losses
             ----------  -----------------   ----------   -----------------   ----------  -----------------
Equities   $     970,720   $     (79,944)   $          --   $          --   $     970,720   $     (79,944)
           -------------   -------------    -------------   -------------   -------------   -------------
Total      $     970,720   $     (79,944)   $          --   $          --   $     970,720   $     (79,944)
           =============   =============    =============   =============   =============   =============

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities in an unrealized loss position, management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuers, including any specific events which may influence the operations of the issuers such as changes in technology that may impair the earnings potential of the issuers or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management believes that the securities are temporarily impaired.

                                             September 30, 2005
                                             Gross        Gross
                              Amortized    Unrealized   Unrealized
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

                                    page -8-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses is as follows:

                                                             June 30,2006
                                                         Gross          Gross
                                        Amortized      Unrealized     Unrealized     Approximate
                                          Cost           Gains          Losses       Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 15,529,796   $     68,356   $   (538,152)   $ 15,060,000
FHLMC pass-through certificates        103,617,348         39,029     (4,884,377)     98,772,000
FNMA pass-through certificates         105,465,058         49,651     (4,831,709)    100,683,000
GNMA pass-through certificates           5,010,175         71,825                      5,082,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $229,622,377   $    228,861   $(10,254,238)   $219,597,000
                                      ============   ============   ============    ============

A summary of mortgage-backed securities with unrealized losses, aggregated by category, at June 30, 2006 is as follows:

                                   Less than 12 Months             12 Months or Longer             Total           Total
                               Fair Value  Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                               ----------  -----------------   ----------   -----------------   ----------   -----------------
Mortgage-backed securities
  held to maturity           $  69,556,220   $  (2,977,393)   $ 135,780,606   $  (7,276,845)   $ 205,336,826   $ (10,254,238)
                             -------------   -------------    -------------   -------------    -------------   -------------
Total                        $  69,556,220   $  (2,977,393)   $ 135,780,606   $  (7,276,845)   $ 205,336,826   $ (10,254,238)
                             =============   =============    =============   =============    =============   =============

At June 30, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 61 securities that at such date had an aggregate depreciation of 5.1% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature.

                                September 30,2005
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
                                      ============   ============   ============    ============

A summary of mortgage-backed securities with unrealized losses, aggregated by category, at September 30, 2005 is as follows:

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

                                    page -9-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities available-for-sale with gross unrealized gains and losses is as follows:

                                                     June 30,2006
                                                   Gross       Gross
                                   Amortized    Unrealized   Unrealized
                                      Cost         Gains       Losses     Fair Value
------------------------------------------------------------------------------------
FNMA pass-through certificates     $  785,187   $   22,156                $  807,343
                                   ----------   ----------   ----------   ----------

Total Mortgage-Backed Securities   $  785,187   $   22,156                $  807,343
                                   ==========   ==========   ==========   ==========


                                                  September 30,2005
                                                   Gross       Gross
                                   Amortized    Unrealized   Unrealized
                                      Cost         Gains       Losses     Fair Value
------------------------------------------------------------------------------------
FNMA pass-through certificates     $1,012,154   $   32,933                $1,045,087
                                   ----------   ----------   ----------   ----------

Total Mortgage-Backed Securities   $1,012,154   $   32,933                $1,045,087
                                   ==========   ==========   ==========   ==========



6.  LOANS RECEIVABLE
Loans receivable consist of the following:
                                            June 30, 2006    September 30, 2005
                                            -------------    ------------------
Residential Mortgages                       $ 278,826,159      $ 270,940,562
Commercial Mortgages                            5,143,610          2,003,219
Construction                                    4,621,175          7,639,300
Savings Account                                   986,247            921,400
Home Equity                                    67,344,574         59,724,004
Automobile and other                              730,005            771,538
Line of Credit                                 26,598,411         31,579,680
                                            -------------      -------------
Total                                         384,250,181        373,579,703
  Undisbursed portion of loans in process      (2,912,593)        (4,933,753)
  Deferred loan fees                             (591,053)          (671,426)
  Allowance for loan losses                    (1,954,944)        (1,967,607)
                                            -------------      -------------
Loans receivable - net                      $ 378,791,591      $ 366,006,917
                                            =============      =============

The total amount of loans being serviced for the benefit of others was approximately $4.1 million and $4.7 million at June 30, 2006 and September 30, 2005, respectively. Commercial mortgage loans consist of five or more units.

The following schedule summarizes the changes in the allowance for loan losses:

                                   Nine Months Ended          Year Ended
                                     June 30, 2006       September 30, 2005
                                     -------------       ------------------
Balance, beginning of period         $ 1,967,607             $ 1,976,849
  Provision for loan losses                   --                      --
  Amounts charged-off                    (16,377)                (92,949)
  Loan recoveries                          3,714                  83,707
                                     -----------             -----------
Balance, end of period               $ 1,954,944             $ 1,967,607
                                     ===========             ===========

he activity in the recoveries and charge off accounts was primarily the result of the Company's Bounce Protection program. This program extends credit automatically to our depositors. If the account is not brought current by the depositor the loan is charged off. If the customer subsequently brings the account current, a recovery is recognized.

                                   page -10-

7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                        June 30, 2006       September 30, 2005
                                        -------------       ------------------
Land                                    $   1,159,031          $     184,788
Buildings                                   7,553,703              6,383,356
Furniture, fixtures and equipment           3,596,123              3,433,247
Automobiles                                    24,896                 24,896
                                        -------------          -------------
Total                                      12,333,753             10,026,287
  Less accumulated depreciation            (4,274,863)            (4,196,593)
                                        -------------          -------------
Net                                     $   8,058,890          $   5,829,694
                                        =============          =============

8.  DEPOSITS
Deposits are summarized as follows:

                                        June 30, 2006       September 30, 2005
                                        -------------       ------------------
Non-interest bearing checking           $  10,015,087          $   9,618,764
NOW accounts                               17,127,643             18,282,489
Checking accounts                          20,137,856              9,102,649
Money Market Demand accounts               64,311,230             76,581,019
Passbook and Club accounts                  3,482,567              3,806,599
Certificate accounts                      318,609,234            301,588,135
                                        -------------          -------------
Total deposits                          $ 433,683,617          $ 418,979,655
                                        =============          =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2006 and September 30, 2005 amounted to approximately $42.1 million and $39.7 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9.  COMMITMENTS
At June 30, 2006, the following commitments were outstanding:

Origination of fixed-rate mortgage loans   $10,865,903
Unused line of credit loans                 41,441,541
Loans in process                             2,912,593
                                           -----------

Total                                      $55,220,037
                                           ===========

10.  DIVIDENDS
On July 19, 2006, the Company's Board of Directors declared a cash dividend of $.16 per share payable on August 23, 2006 to the stockholders of record at the close of business on August 9, 2006.

                                   page -11-

11.  EARNINGS PER SHARE
The  following  average  shares were used for the  computation  of earnings  per share:
              For the Three Months Ended          For the Nine Months Ended
                        June 30,                           June 30,
              -------------------------------------------------------------
                  2006           2005               2006          2005
                  ----           ----               ----          ----
 Basic          3,850,573      3,890,153          3,882,257    3,872,400
Diluted         3,884,694      3,936,829          3,914,062    3,936,929

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

12. ADVANCES FROM FEDERAL HOME LOAN BANK
Advances from the Federal Home Loan Bank consists of the following:

                                   June 30,                  September 30,
                                     2006                        2005
                                          Weighted                      Weighted
                                          Interest                      Interest
 Maturing Period            Amount          Rate        Amount            Rate
------------------------------------------------------------------------------

 1 to  12 months        $ 56,865,731        4.70%    $ 36,043,911         3.73%
13 to  24 months          41,761,302        4.84%      25,446,061         3.66%
25 to  36 months          42,255,788        4.20%      69,114,248         4.83%
37 to  48 months          15,924,422        4.43%      31,484,966         3.89%
49 to  60 months          30,000,000        5.67%       9,302,331         3.97%
61 to  72 months          53,236,213        4.58%      40,208,732         5.35%
73 to  84 months          21,198,109        4.04%      60,668,239         4.47%
85 to 120 months          25,000,000        4.01%      25,000,000         3.80%
                       ---------------------------------------------------------

Total                  $ 286,241,566        4.60%   $ 297,268,488         4.38%
                       =========================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $33.5 million out of $40.0 million was used at June 30, 2006 and $21.0 million was used as of September 30, 2005. Included in the table above at June 30, 2006 and September 30, 2005 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $559.9 million of which $286.2 million was used as of June 30, 2006.

13. REGULATORY CAPITAL REQUIREMENTS
Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                                               To Be Considered Well
                                                                                                                 Capitalized Under
                                                                                          For Capital            Prompt Corrective
                                                                    Actual             Adequacy Purposes         Action Provisions

                                                              Amount       Ratio      Amount        Ratio        Amount      Ratio
-----------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2006
                   Tier 1 Capital (to assets)              $ 47,824,555     6.23%   $30,720,320      4.00%   $ 38,400,400    5.00%
                   Tier 1 Capital (to risk weighted assets)  47,824,555    13.08%    14,628,960      4.00%     21,943,440    6.00%
                   Total Capital (to risk weighted assets)   49,779,789    13.61%    29,257,920      8.00%     36,572,400   10.00%

As of September 30, 2005
                   Tier 1 Capital (to assets)              $ 47,524,213     6.26%   $30,376,680      4.00%   $ 37,970,850    5.00%
                   Tier 1 Capital (to risk weighted assets)  47,524,213    13.31%    14,283,160      4.00%     21,424,740    6.00%
                   Total Capital (to risk weighted assets)   49,491,820    13.86%    28,566,320      8.00%     35,707,900   10.00%

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

Specific Allowance Required for Certain Impaired or Collateral-Dependent  Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At June 30, 2006, no loans were considered impaired.

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

Changes in Financial Position for the Nine-Month Period Ended June 30, 2006 Total assets at June 30, 2006 were $775.2 million, an increase of $8.2 million for the nine-month period then ended. The increase was primarily the result of increases in investment securities held to maturity of $23.6 million, loans receivable of $12.8 million, office property and equipment of $2.2 million and prepaid expense and other assets of $1.5 million. These increases were partially offset by a decrease in mortgage-backed securities held to maturity of $34.3 million and Federal Home Loan Bank stock of $771,000.

As of June 30, 2006, total deposits increased by $14.7 million to $433.7 million. Advances from borrowers for taxes and insurance also increased by $3.9 million. There was also a decrease in advances from Federal Home Loan Bank of $11.0 million due to the growth of deposits and normal cash flows.

Comparisons  of Results of Operations  for the Three and Nine Month Period Ended
--------------------------------------------------------------------------------
June 30, 2006 with the Three and Nine Month Period Ended June 30, 2005.
----------------------------------------------------------------------
Net Interest Income
-------------------
Net interest income was $3.30 million for the three-month period ended June 30, 2006 compared to $3.31 million for the comparable period in 2005. The decrease in the net interest income for the three-month period ended June 30, 2006 when compared to the same period in 2005 is attributed to the decrease in interest rate spread to 1.58% in 2006 from 1.63% in 2005. The decrease in net interest income was also a result of an increase in the average rate paid on interest-bearing liabilities to 3.75% in 2006 from 3.37% in 2005 and an increase in the average balance of interest bearing liabilities to $706.4 million in 2006 from $695.0 million in 2005. This was partially offset by an increase in the yield earned on assets to 5.33% in 2006 from 5.00% in 2005 along with an increase in the average balance of interest earning assets to $744.6 million in 2006 from $733.2 million in 2005.

Total interest income was $9.9 million for the three-month period ended June 30, 2006 compared to $9.2 million for the comparable period in 2005. For the nine month period ended June 30, 2006, total interest income was $29.0 million compared to $26.6 million for the comparable period in 2005. The increase is primarily the result of the increased average yield for the interest-earning assets to 5.33% and 5.20% for the three and nine-month period ended June 30, 2006, respectively, from 5.00% and 4.95% for the comparable periods in 2005. The increase is also attributed to an increase in the average balance of interest earning assets to $744.6 million and $743.8 million for the three and nine-month period ended June 30, 2006, respectively, from $733.2 million and $716.9 million for the comparable periods in 2005.

Total interest expense increased to $6.6 million for the three-month period ended June 30, 2006 from $5.9 million for the comparable period in 2005. For the nine-month period ended June 30, 2006, total interest expense increased to $19.4 million from $16.7 million for the comparable period in 2005. These increases occurred primarily as a result of a increase in the average rate paid on interest-bearing liabilities to 3.75% and 3.67% for the three and nine-month periods ended June 30, 2006, respectively, from 3.37% and 3.27% for the comparable periods ended June 30, 2005. The increase is also attributed to an increase in the average balance of interest bearing liabilities to $706.4 million and $705.7 million for the three and nine-month periods ended June 30, 2006, respectively, from $695.0 million and $680.6 million for the comparable periods in 2005.

Non-interest Income
-------------------
Non-interest income decreased to $340,000 for the three-month period ended June 30, 2006 from $379,000 for the comparable period in 2005. For the nine-month period ended June 30, 2006, non-interest income decreased to $944,000 from $1.1 million for the comparable period in 2005. The three-month and the nine-month decrease are due to lower gains from the sale of investments and loans available for sale.

                                   page -14-

Non-interest Expenses
---------------------
During the quarter ended June 30, 2006, non-interest expenses increased by $140,000 or 6.9% to $2.2 million when compared to the same period in 2005. For the nine-month period ended June 30, 2006, non-interest expenses increased by $172,000 or 2.9% compared to the comparable period in 2005. Management believes these are normal increases in the cost of operations after considering the effects of inflation and the impact of the 2.6% growth in average assets of the Company when compared to the same periods in 2005. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2006 was 1.12% and 1.07%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $386,000 and $1.1 million for the three and nine-month periods ended June 30, 2006, respectively, compared to $429,000 and $1.3 million for the comparable periods in 2005. These provisions are based on the levels of taxable income which decreased for the three and nine months ended June 30, 2006 when compared to the same periods in 2005.

Liquidity and Capital Recourses
-------------------------------
As of June 30, 2006, the Company had $55.2 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows, FHLB borrowings and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending June 30, 2007, is $189.0 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $559.9 million at June 30, 2006 of which $286.2 million was outstanding at June 30, 2006.

The Bank's net income for the nine months ended June 30, 2006 of $3.3 million increased the Bank's stockholders' equity to $48.0 million or 6.2% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

On December 19, 2005, the FASB issued FSP 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk". FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan page -15-
products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company's financial position or disclosures.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

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

                                   page -16-

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2006, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                   1 Year      1 to 3       3 to 5        Over 5
                                                  or less       Years        Years         Years        Total
                                                 ---------    ---------    ---------     ---------    ---------
Interest-earning assets
Mortgage loans                                   $  37,564    $  58,471    $  44,299     $ 138,492    $ 278,826
Mortgage-backed securities                          77,984       77,746       38,097        36,603      230,430
Consumer and other loans                            58,350       26,798        9,309        10,967      105,424
Investment securities and other investments         35,935        2,292       24,529        87,581      150,337
                                                              ---------    ---------     ---------    ---------

Total interest-earning assets                      209,833      165,307      116,234       273,643      765,017
                                                 ---------    ---------    ---------     ---------    ---------

Interest-bearing liabilities

   Passbook and Club accounts                           --           --           --         3,483        3,483
   NOW and checking accounts                            --           --           --        37,265       37,265
   Money Market Deposit accounts                    17,182           --           --        37,840       55,022
   Choice Savings                                    2,322                                   6,967        9,289
   Certificate accounts                            188,952      123,691        5,966            --      318,609
   Borrowed money                                   80,725       71,542       45,385        88,590      286,242
                                                 ---------    ---------    ---------     ---------    ---------

Total interest-bearing liabilities                 289,181      195,233       51,351       174,145      709,910
                                                 ---------    ---------    ---------     ---------    ---------

Repricing GAP during the period                  $ (79,348)   $ (29,926)   $  64,883     $  99,498    $  55,107
                                                 =========    =========    =========     =========    =========

Cumulative GAP                                   $ (79,348)   $(109,274)   $ (44,391)    $  55,107
                                                 =========    =========     =========    =========

Ratio of GAP during the period to total assets     -10.24%       -3.86%         8.37%        12.84%
                                                =========    =========     =========    =========

Ratio of cumulative GAP to total assets            -10.24%      -14.10%       -5.73%          7.11%
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

                                   page -17-

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


                                   page -18-

Part II  OTHER INFORMATION

         Item 1.     Legal Proceedings

                     Not applicable.

         Item 1A.    Risk Factors

                     Not applicable.

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         The following table presents the repurchasing activity of the stock repurchase program during the quarter ended June 30, 2006:

                                        Total
                                      Number of
                                        Shares
                                      Purchased       Maximum
                                      as Part of  Number of Shares
              Total        Average     Publicly   that May Yet Be
            Number of       Price      Announced  Purchased Under
              Shares        Paid       Plans or    the Plans or
  Period    Purchased     per Share    Programs     Programs

April 1 -           --           --           --       73,373
30, 2006
May 1 -         33,586        17.58       33,586       39,787
31, 2006
June 1 -
30, 2006
            ----------   ----------   ----------   ----------
                33,586        17.58       33,586       39,787
            ==========                ==========   ==========
Total


 Notes to this table:
(a) On June 18, 2003, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 191,667 shares.
(b) The program does not have an expiration date and all shares have been purchased in the open market.

         Item 3.     Defaults upon Senior Securities

                     Not applicable.

         Item 4.     Submission of Matters to a Vote of Security Holders

                     Not applicable

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

                                   page -19-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: August 11, 2006            By:  /s/ Edward J. Molnar
                                      ------------------------------------------
                                      Edward J. Molnar
                                      Chief Executive Officer


Date: August 11, 2006             By: /s/ Brendan J. McGill
                                      ------------------------------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer