Form 10-K
period 2006-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2006-12-21
CIK 1107160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2006
                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
-------------------------------------- -----------------------------------------
Common Stock, $.01 par value per share           Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [_] NO [X]

The aggregate market value of the 3,404,325 shares of the Registrant's Common Stock held by non-affiliates 3,864,665 shares outstanding less 460,340 shares held by affiliates), based upon the closing price of $17.45 for the Common Stock on March 31, 2006, as reported by the Nasdaq Stock Market, was approximately $59.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 19, 2006: 3,859,958

                       DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)      Portions  of the  Annual  Report  to  Stockholders  for the year  ended
         September 30, 2006 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 15 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

================================================================================


                                    HARLEYSVILLE SAVINGS FINANICAL CORPORATION
                                          2006 ANNUAL REPORT ON FORM 10-K

                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                      PART I

Item  1.        Business..................................................................................       1

Item 1A.        Risk Factors..............................................................................      22

Item 1B.        Unresolved Staff Comments.................................................................      24

Item  2.        Properties................................................................................      24

Item  3.        Legal Proceedings.........................................................................      25

Item  4.        Submission of Matters to a Vote of Security Holders.......................................      25

                                                      PART II

Item  5.        Market for the Registrant's Common Equity, Related Stockholder Matters and
                Issuer Purchases of Equity Securities.....................................................      25

Item  6.        Selected Financial Data...................................................................      25

Item  7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....      25

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk................................      25

Item 8.         Financial Statements and Supplementary Data...............................................      26

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......      26

Item 9A.        Controls and Procedures...................................................................      26

Item 9B.        Other Information.........................................................................      26

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant........................................      26

Item 11.        Executive Compensation....................................................................      26

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters...................................................................................      27

Item 13.        Certain Relationships and Related Transactions............................................      27

Item 14.        Principal Accounting Fees and Services....................................................      27

                                                      PART IV

Item 15.        Exhibits, Financial Statement Schedules...................................................      27

SIGNATURES


                           Forward-Looking Statements

         This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Harleysville Savings Financial Corporation and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional terms such as "will", "would", "should", "could", "may", "likely", "probably", or "possibly." Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Harleysville Savings Financial Corporation and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Harleysville Savings Financial Corporation is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Harleysville Savings Financial Corporation will be engaged. Harleysville Savings Financial Corporation undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

                                     PART I

Item 1.  Business.
------------------

General

         Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2006, the Company had $775.6 million of total assets, $429.3 million of deposits and $48.5 million of stockholders' equity. The Company's stockholders' equity constituted 6.25% of total assets as of September 30, 2006.

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

Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2006, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $97.8 million or 16.0% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2006, mortgage-backed securities totaled $220.3 million and comprised 35.9% of the portfolio.

         As of September 30, 2006, loans secured by commercial real estate comprised $5.9 million or 1.0% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $97.8 million or 16.0% of the total loan and mortgage-backed securities portfolio as of September 30, 2006.

         As of September 30, 2006, the Company had $220.3 million, or 35.9%, of the total portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

         The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                                     As of September 30,
                            ------------------------------------------------------------------------------------------------------
                                   2006                 2005                 2004                 2003                 2002
                            ------------------   ------------------   ------------------   ------------------   ------------------
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                    (Dollars in Thousands)
  Residential:
    Single-family           $278,621      45.4%  $267,246      41.8%  $255,023      41.7%  $234,748      43.6%  $233,057      46.7%
    Multi-family               2,933       0.5      2,893       0.5        914       0.2      1,515       0.3      1,056       0.2
    Construction               6,987       1.1      7,640       1.2      7,971       1.3     10,028       1.9      8,607       1.7
  Lot loans                      626       0.1        801       0.1        576       0.1        923       0.2      1,247       0.2
  Mortgage-backed
    securities               220,314      35.9    265,009      41.5    265,087      43.2    230,247      42.6    193,330      38.8
  Commercial                   5,894       1.0      2,002       0.3      2,141       0.4      1,015       0.2        496       0.1
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
    Total real estate
      loans and mortgage-
       backed securities     515,375      84.0    545,591      85.4%   531,712      86.9%   478,476      88.8%   437,793      87.7%
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------

Consumer loans:
  Education loans                 --        --         --        --         --        --          1        --        334       0.1%
  Installment equity loans    70,515      11.5     59,724       9.4%    46,257       7.6%    29,726       5.5%    41,451       8.3
  Line of credit loans        25,500       4.3     31,580       5.0     32,329       5.3     29,420       5.5     18,530       3.7
  Savings account loans        1,003       0.2        921       0.1        811       0.1        733       0.1        479       0.1
  Automobile and other
    loans                        812       0.1        772       0.1        732       0.1        578       0.1        726       0.1
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
    Total consumer loans      97,830      16.0%    92,997      14.6%    80,129      13.1%    60,458      11.2%    61,520      12.3%
    Total loans receivable
       and mortgage-backed
       securities            613,205     100.0%   638,588     100.0%   611,841     100.0%   538,934     100.0%   499,313     100.0%
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------


Less:
  Loans in process            (4,941)              (4,934)              (5,238)              (7,829)              (6,503)
  Deferred loan fees            (544)                (671)                (955)              (1,520)              (2,091)
  Allowance for loan
     losses                   (1,956)              (1,968)              (1,977)              (1,991)              (2,035)
                            --------             --------             --------             --------             --------
   Total loans receivable
     and mortgage-backed
     securities, net        $605,764             $631,015             $603,671             $527,594             $488,684
                            ========             ========             ========             ========             ========

         Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2006 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.


                                                      Principal Repayments Contractually Due in Year(s) Ended September 30,
                                             ---------------------------------------------------------------------------------------
                          Principal Balance
                           at September 30,                                    2009-          2012-          2016-        2021-and
                                2006             2007           2008           2011           2015           2020        Thereafter
                            ------------     ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (In Thousands)
Real estate loans:
  Residential
  Single-family             $    278,621     $      4,179   $      4,458   $     15,046   $     34,270   $     49,037   $    171,631
  Multi-family                     2,933               44             47            158            361            516          1,807
  Construction                     6,987              105            112            377            859          1,230          4,304
Lot loans                            626               34             37            126            284            145             --
Mortgage-backed Securities       220,314            3,305          3,745         12,338         27,760         38,996        134,171
Commercial                         5,894              212            230            807          1,868          2,776             --
Consumer and other loans          97,830           12,033         12,914         44,782         22,012          6,090             --
                            ------------     ------------   ------------   ------------   ------------   ------------   ------------

         Total(1)           $    613,205     $     19,912   $     21,542   $     73,634   $     87,414   $     98,790   $    311,912
                            ============     ============   ============   ============   ============   ============   ============

---------------

(1) With respect to the $593.3 million of loans with principal maturities contractually due after September 30, 2006, $573.0 million have fixed rates of interest and $20.3 million have adjustable or floating rates of interest.

         Contractual principal maturities of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

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

         The Company sold $921,000 and $2.6 million of loans during fiscal 2005 and 2004, resulting in a gain of approximately $17,000 and $61,000, respectively. During the year ended September 30, 2006, the Company did not sell any loans.

         The Company's total loan originations decreased by $6.1 million or 5.4% in fiscal 2006 and decreased by $24.2 million or 17.6% in fiscal 2005. Of the $107.3 million and $113.4 million of single-family loans originated in fiscal 2006 and 2005, respectively, $7.4 million and $8.7 million, respectively, were loans originated to fund multi-family and construction properties, $54.2 million and $60.6 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $45.7 million and $44.1 million or 42.6% and 38.9% of total loan originations during fiscal 2006 and 2005, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

         The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                 Year Ended September 30,
                                                           ----------------------------------
                                                              2006         2005        2004
                                                           ---------    ---------   ---------
                                                                     (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                         $  54,249    $  60,608   $  69,124
     Multi-family                                                493        1,300         300
     Construction                                              6,886        7,433       9,526
    Lot loans                                                     --           --          --
                                                           ---------    ---------   ---------
         Total real estate loan originations                  61,628       69,341      78,950
Consumer loan originations(1)                                 45,688       44,057      58,655
                                                           ---------    ---------   ---------
         Total loan originations                             107,316      113,398     137,605
Purchases of mortgage-backed securities                        2,001       62,027     121,201
                                                           ---------    ---------   ---------
         Total loan originations, and purchases              109,317      175,425     258,806

Principal loan and mortgage-backed securities repayments     134,700      147,757     183,321
Sales of loans and mortgage-backed securities                     --          921       2,578
                                                           ---------    ---------   ---------
         Total principal repayments and sales                134,700      148,678     185,899
                                                           ---------    ---------   ---------
           Net (decrease) increase in loans                $ (25,383)   $  26,747   $  72,907
                                                           =========    =========   =========

-------------------

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

         In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2006, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $2.0 million, which did not exceed the Company's loan to one borrower limitation.

         Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $417,000 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 70% of the appraised value if the borrower's FICO score is less than 720 and the transaction's purpose is cash-out.

         All appraisals and other property valuations are performed by independent fee appraisers approved by the Company's Senior Loan Committee. On all amortizing real estate loans, the Company requires borrowers to obtain title insurance, insuring the Company has a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and insurance premiums when appropriate as they fall due.

         The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $1.0 million, are held in the portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2006, $285.6 million or 46.6% and $2.9 million or 0.5% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2006, approximately $478.5 million or 92.8% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $36.9 million or 7.2% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

         During the years ended September 30, 2006 and 2005, the Company originated $9.1 million and $5.9 million of ARM mortgages, respectively. ARMs represented 20.0% and 9.7% of the Company's total mortgage loan portfolio originations in fiscal 2006 and 2005, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

         The Company also originates, to a lesser extent, loans secured by multi-family rental units or properties with some commercial usage. The primary method used by the Company to evaluate a multi-family residential or commercial mortgage loan is based on both the fair market value of the property and an income approach pursuant to which the Company determines if the income from the project will be sufficient to support the related debt and other associated costs. The Company also considers a review of the costs to develop the project and the overall financial strength of the borrower. Multi-family residential loans are made on an adjustable rate basis for a maximum term of 25 years or a fixed rate of 10 years or less.

         Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2006, $6.9 million or 1.1% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

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

         Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 42.6% and 38.9% during fiscal 2006 and 2005, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

         Home equity loans continue to be a popular product and represented $96 million or 15.7% of the loan and mortgage-backed securities portfolio at September 30, 2006. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2006, the Company had outstanding 3,041 home equity loans of which 1,773 were installment equity loans and 1,268 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $25.5 million and there was approximately $40.8 million of unused credit available on such loans.

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

         Loans fees generated on origination of real estate mortgage loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income as a yield adjustment over the estimated remaining terms of such loans using the interest method. The Company recorded servicing income of $52,000, $138,000 and $459,000 in deferred loan fees in fiscal 2006, 2005 and 2004, respectively.

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

         As of September 30, 2006, the Company was servicing $3.9 million of loans for others, which related to loans sold by the Company to the FHLMC and Federal Home Loan Bank of Pittsburgh in the amounts of $270,000 and $3.6 million, respectively. The Company receives a servicing fee of 0.25% on such loans.

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

         All interest accrued but not collected for loans that are placed nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had no loans outstanding which were recorded as loans accounted for on a non-accrual basis as of the end of fiscal 2006 and 2005.

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned ("REO") account until it is sold. When property is acquired, it is recorded at the lower of cost or market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no REO at the end of fiscal 2006 and 2005.

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

                                                       As of September 30,
                                                   --------------------------
                                                    2006      2005      2004
                                                   ------    ------    ------
                                                     (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                $   --    $   --    $   --
  Accruing loans 90 days overdue                       18       260       291
  Troubled debt restructurings                         --        --        --
                                                   ------    ------    ------
         Total                                         18       260       291
                                                   ------    ------    ------
Consumer loans:
  Non-accrual loans                                    --        --        --
  Accruing loans 90 days overdue                       --        --        --
  Troubled debt restructurings                         --        --        --
                                                   ------    ------    ------
         Total                                         --        --        --
                                                   ------    ------    ------

Total non-performing loans:
  Non-accrual loans                                    --        --        --
  Accruing loans 90 days overdue                       18       260       291
  Troubled debt restructurings                         --        --        --
                                                   ------    ------    ------
         Total                                     $   18    $  260    $  291
                                                   ======    ======    ======

Total non-performing loans to total loans            .004%      .07%      .09%
Total real estate owned, net of related reserves       --        --        --
Total non-performing loans and other real
  estate owned to total assets                       .002%      .03%      .04%

         Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2006, 2005 or 2004 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

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

         The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                                     Year Ended September 30,
                                            ---------------------------------------------------------------------------
                                                2006            2005            2004           2003             2002
                                            -----------     -----------     -----------     -----------     -----------
Allowances at beginning of year             $ 1,967,607     $ 1,976,849     $ 1,990,672     $ 2,034,832     $ 2,036,188
 Provision for loan losses charged to
  operating expenses                                 --              --              --              --              --
Recoveries                                        8,524          83,707           1,571              --           5,113
Loans charged off                               (20,326)        (92,949)        (15,394)        (44,160)         (6,469)
                                            -----------     -----------     -----------     -----------     -----------
Allowances at end of year                   $ 1,955,805     $ 1,967,607     $ 1,976,849     $ 1,990,672     $ 2,034,832
                                            ===========     ===========     ===========     ===========     ===========

Ratio of net charge-offs to average loans
  outstanding                                        --              --              --              --              --
Ratio of allowances to period-end loans             .50%            .54%            .58%            .66%            .68%


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

         The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax-exempt obligations, money market mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2006 was $57.3 million.

         The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                           2006       2005       2004
                                         --------   --------   --------
      Interest-bearing deposits at
         other depository institutions   $  8,453   $  6,742   $  3,040
      Tax-exempt obligations               24,596     24,799     24,966
      Money market mutual funds             7,110      1,976      6,685
      Equities                                997        859      1,029
      U.S. Government and agency
         obligations held to maturity      86,503     62,566     43,196
      FHLB of Pittsburgh stock             15,499     16,036     15,184
                                         --------   --------   --------
               Total                     $143,158   $112,978   $ 94,100
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

         The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                          As of September 30,
                                  -----------------------------------------------------------------
                                          2006                  2005                   2004
                                  -------------------    -------------------    -------------------
                                            Percent of             Percent of             Percent of
                                   Amount    Deposits     Amount    Deposits     Amount    Deposits
                                  --------   --------    --------   --------    --------   --------
                                                        (Dollars in Thousands)
Passbook and club accounts        $  3,325        0.8%   $  3,807        0.9%   $  4,047        1.0%
NOW accounts                        15,720        3.7      18,283        4.4      19,839        4.9
Checking accounts                   30,749        7.2      18,721        4.5      11,767        2.9
Money market demand accounts        58,174       13.6      75,874       18.1      99,225       24.5
Certificates of deposit:
         6 month                     5,019        1.2       8,126        1.9       8,650        2.1
         9 month                    25,508        5.9      10,630        2.5       3,031        0.8
         12 month                   22,747        5.3      10,110        2.4      16,471        4.1
         15 month                   45,565       10.6      17,063        4.1       4,554        1.1
         17 month                    1,215        0.3       1,485        0.3       2,474        0.6
         18 month                    6,443        1.5      11,125        2.7      18,967        4.7
         20 month                    7,810        1.8       9,685        2.3          --         --
         24 month                    4,796        1.1       7,740        1.8      12,297        3.0
         27 month                    4,112        1.0       4,966        1.2      12,326        3.0
         36 month                   24,892        5.8      29,302        7.0      35,024        8.7
         48 month                   71,565       16.7      82,402       19.7      60,392       14.9
         60 month                   32,321        7.5      38,431        9.2      38,901        9.6
         Other                      13,104        3.1      16,924        4.0       7,057        1.7
Retirement accounts:
  Money market deposit accounts        815        0.2         707        0.2       1,224        0.3
  Certificates of deposit           55,374       12.9      53,599       12.8      48,985       12.1
                                  --------   --------    --------   --------    --------   --------
     Total deposits               $429,254     100.00%   $418,980      100.0%   $405,231      100.0%
                                  ========   ========    ========   ========    ========   ========

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

         The  following  table  presents  certain  information   concerning  the
Company's deposit accounts as of September 30, 2006 and the scheduled quarterly maturities of its certificates of deposit.

                                                                         Weighted
                                                       Percentage of      Average
                                              Amount   Total Deposits  Nominal Rate
                                              ------   --------------  ------------
                                                      (Dollars in Thousands)
Passbook and club accounts                  $    3,325          0.8%         1.17%
NOW accounts                                    15,720          3.7          0.25
Checking accounts                               30,749          7.2          1.63
Money market deposits accounts(1)               58,989         13.7          1.58
                                            ----------   ----------    ----------
         Total                              $  108,783         25.3%         1.39%
                                            ==========   ==========    ==========

Certificate accounts maturing by quarter:
     December 31, 2006                      $   68,436         15.9%         3.62%

     March 31, 2007                             62,135         14.5          3.80
     June 30, 2007                              45,441         10.6          4.46
     September 30, 2007                         33,095          7.7          4.67
     December 31, 2007                          13,087          3.0          4.40

     March 31, 2008                             15,442          3.6          3.85
     June 30, 2008                              14,616          3.4          3.73
     September 30, 2008                         28,199          6.6          3.99
     December 31, 2008                          16,760          3.9          3.95

     March 31, 2009                              7,969          1.9          3.92
     June 30, 2009                               5,496          1.3          3.88
     September 30, 2009                          2,265          0.5          3.77

Thereafter                                       7,530          1.8          4.05
                                            ----------   ----------    ----------
Total certificate accounts(1)                  320,471         74.7          4.00
                                            ----------   ----------    ----------
         Total deposits                     $  429,254        100.0%         3.34%
                                            ==========   ==========    ==========

-----------------------

(1) Includes retirement accounts.

         Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $209.1 million of certificates of deposit which mature during the 12 months ending September 30, 2007.

         The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                    Year Ended September 30,
                                               -------------------------------
                                                 2006        2005       2004
                                               --------    --------   --------
                                                        (In Thousands)
Increase (decrease) before interest credited   $   (978)   $  5,112   $  1,770
Interest credited                                11,252       8,637      7,474
                                               --------    --------   --------
     Net deposit increase                      $ 10,274    $ 13,749   $ 24,544
                                               ========    ========   ========

         The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2006 which mature during the periods indicated.

                                                      Amounts at September 30, 2006 Maturing
                                                 -------------------------------------------------
                                      As of
                                   September 30,  One Year
                                       2006        or Less    Two Years   Three Years   Thereafter
                                    ----------   ----------   ----------  -----------   ----------
                                                            (In Thousands)
Certificate accounts:
  0.01% to 2.00%                    $      385   $      199   $       86   $       --   $      100
  2.01% to 4.00%                       155,992       81,492       46,564       25,259        2,677
  4.01% to 6.00%                       162,668      125,990       24,695        7,230        4,753
  6.01% to 8.00%                         1,426        1,426           --           --           --
                                    ----------   ----------   ----------   ----------   ----------
    Total certificate accounts(1)   $  320,471   $  209,107   $   71,345   $   32,489   $    7,530
                                    ==========   ==========   ==========   ==========   ==========

-----------------

(1) Includes retirement accounts.

         The following table sets forth the maturity of certificate deposits in excess of $100,000 as of September 30, 2006.

                                                      Amount
                                                  (In Thousands)
                1 to 3 months                        $ 6,875
                4 to 6 months                          9,033
                7 to 12 months                         8,689
                Thereafter                            18,576
                                                     -------
                     Total                           $43,173
                                                     =======

         Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2006, the Bank had FHLB advances with maturities of one year or less totaling $79.5 million at an interest rate of 4.92% and FHLB advances with maturities of 13 months to 10 years totaling $215.1 million at interest-rates ranging from 3.80% to 5.38%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

         The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

                                                                   September 30,
                                   -----------------------------------------------------------------------------
                                             2006                       2005                      2004
                                   -----------------------    -----------------------    -----------------------
                                                  Weighted                  Weighted                   Weighted
                                                  Average                   Average                    Average
                                     Balance       Rate         Balance      Rate          Balance       Rate
                                   ----------   ----------    ----------   ----------    ----------   ----------
                                                               (Dollars in Thousands)
Advances from FHLB of Pittsburgh   $  294,611         4.67%   $  297,268         4.38%   $  265,953         4.34%


         The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

                                                       Year Ended September 30,
                                                     --------------------------
                                                       2006     2005      2004
                                                     -------  -------   -------
                                                        (Dollars in Thousands)
Advances from FHLB of Pittsburgh:
   Average balance outstanding                       $29,278  $29,355   $20,267
   Maximum amount outstanding at any
      month-end during the period                     59,400   36,100    25,600
   Weighted average interest rate during the period     4.89%    2.98%     1.38%

Employees

         The Company had 67 full-time employees and 37 part-time employees as of September 30, 2006. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The 1999 Act permits a bank holding company to elect to be considered a financial holding company ("FHC"). A bank holding company that makes an FHC election is permitted to engage in activities that are financial in nature or incidental to such financial activities. The 1999 Act lists certain activities that are considered financial in nature and permits the Federal Reserve Board to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making; (2) insurance underwriting; (3) merchant banking; and (4) insurance company portfolio investments. The Company has not made the FHC election.

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

         Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings bank to an affiliate.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank's loans to one borrower limit (generally equal to 15% of the bank's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and
(vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

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

         FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. Under current FDIC regulations, insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. Deposit Insurance Fund assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2006 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of 2006 was .00315% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2006, the Bank's regulatory capital exceeded all of its capital requirements.

         Deposit Insurance Reform. On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the Federal Deposit Insurance Corporation greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

         Major provisions in the legislation include:

         o merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

         o maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

         o providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

         o providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

         o requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2006, the Bank met each of its capital requirements.

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

         The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank's subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. $997,000 was invested by HARL, LLC as of September 30, 2006 in such equity securities.

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

         Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2006 and 2005 includes approximately $1.3 million representing bad debt deductions for which no deferred income taxes have been provided.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2006, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Subsidiary

         The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2006 amounted to approximately $146.3 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL LLC ("HARL"). FFS was established to engage in the sale of insurance products through a third party. HARL was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

Item 1A. Risk Factors.
----------------------

         In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

         Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Eastern Pennsylvania because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.

         The operations of financial institutions such as ours are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

There are increased risks involved with multi-family residential, commercial real estate, commercial business and consumer lending activities.

         Our lending activities include loans secured by existing multi-family residential and commercial real estate. In addition, from time to time we originate loans for the construction of multi-family residential real estate and land acquisition and development loans. Multi-family residential, commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans and leases to small to medium businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home improvement loans, home equity loans, education loans and loans secured by automobiles, boats, mobile homes, recreational vehicles and other personal property. Although commercial business loans and leases and consumer loans generally have shorter terms and higher interests rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

We are subject to extensive regulation which could adversely affect our business and operations.

         We and our subsidiaries are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

We face strong competition which may adversely affect our profitability.

         We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

         The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers' needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

         Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from Harleysville Savings Bank. Dividends paid by the Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, Harleysville Savings Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

Holders of our common stock have no preemptive rights and are subject to potential dilution.

         Our articles of incorporation do not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.

Item 1B. Unresolved Staff Comments.
-----------------------------------

         Not applicable.

Item 2. Properties.
-------------------

         As of September 30, 2006, the Company conducted its business from its main office in Harleysville, Pennsylvania and five other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

                                                                                     Net Book Value of
                                                                     Lease        Property and Leasehold
                                                    Owned or       Expiration         Improvements at
      County                   Address               Leased          Date           September 30, 2006       Deposits
-------------------   ---------------------------   ---------   ----------------  -----------------------   ---------
                                                                                               (In Thousands)
  Montgomery          1889 Ridge Park
                      Royersford, Pennsylvania        Owned            --                 $3,266             $  2,448
  Montgomery          271 Main Street
                      Harleysville, Pennsylvania      Owned            --                  1,092              148,152
  Montgomery          640 East Main Street
                      Lansdale, Pennsylvania          Leased       May 2043(1)               906               42,901
  Montgomery          1550 Hatfield Valley Road
                      Hatfield, Pennsylvania          Leased     January 2064(1)             825               88,126
  Montgomery          2301 West Main Street
                      Norristown, Pennsylvania        Owned            --                    550               95,424
  Montgomery          3090 Main Street
                      Sumneytown, Pennsylvania        Owned            --                    318               52,203
                                                                                          ------             --------
                                                                            Total         $6,957             $429,254
                                                                                          ======             ========

-------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         Not Applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters
-------------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities.
         ------------------------------------------

         (a) The information required herein is incorporated by reference from page 31 of the Company's 2006 Annual Report to Stockholders ("Annual Report") and from Part III, Item 12 hereof.

         (b) Not applicable.

         (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of Common Stock of the Company during the indicated periods.

                                                               Total Number of
                                                             Shares Purchased as     Maximum Number of
                                  Total Number     Average    Part of Publicly    Shares that May Yet Be
                                   of Shares     Price Paid  Announced Plans or     Purchased Under the
            Period                 Purchased      per Share       Programs          Plans or Programs(1)
------------------------------    ------------  -----------  -------------------  ----------------------
July 1-31, 2006                         --        $   --               --                 39,787
August 1-31, 2006                       --            --               --                 39,787
September 1-30, 2006                    --            --               --                 39,787
                                     -----         -----           ------                 ------
             Total                      --        $   --               --                 39,787
                                     =====         =====           ======                 ======

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         --------------

         The information required herein is incorporated by reference from pages 4 to 10 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 8 to 10 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

         The information required herein is incorporated by reference from pages 12 to 30 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not Applicable.

Item 9A. Controls and Procedures.
---------------------------------

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
---------------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         The information required herein is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 24, 2007 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

Equity Compensation Plan Information

         The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2006.



                                 Number of Shares to be
                                issued upon the Exercise      Weighted-Average       Number of Shares Remaining Available for
                                 of Outstanding Options,     Exercise Price of          Future Issuance (Excluding Shares
       Plan Category             Warrants and Rights(1)     Outstanding Options         Reflected in the First Column)(2)
-----------------------------    ----------------------     --------------------     ---------------------------------------
Equity compensation plans
   approved by security holders        243,100                    $ 15.01                            313,675
Equity compensation plans not
   approved by security holders             --                         --                                 --
                                       -------                    -------                            -------
     Total                             243,100                    $ 15.01                            313,675
                                       =======                                                       =======

-----------
(1) Does not take into account purchase rights accruing under the Company's 1995 Employee Stock Purchase Plan, which was approved by stockholders and provides for up to 87,281 shares to be issued. Under the Employee Stock Purchase Plan, each eligible employee may purchase shares of common stock at semi-annual intervals each year at a purchase price determined by the committee of the board of directors which administers the plan, which shall not be less than the lesser of (i) 85% of the fair market value of a share of common stock on the first business day of the applicable semi-annual offering period or (ii) 85% of the fair market value of a share of common stock on the last business day of such offering period. In no event may the amount of common stock purchased by a participant in the Employee Stock Purchase Plan in a calendar year exceed $25,000, measured as of the time an option under the plan is granted.

(2) Includes shares available for future issuance under the Employee Stock Purchase Plan. As of September 30, 2006, an aggregate of 53,583 shares of common stock were available for issuance under this plan.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

(a) (1) The following  financial  statements are  incorporated by reference from
Item 8 hereof (see Exhibit 13.0):

         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Financial Condition as of September 30, 2006
             and 2005
         Consolidated  Statements  of Income for the Years Ended  September  30,
             2006, 2005 and 2004

         Consolidated  Statements  of  Stockholders'  Equity for the Years Ended
             September 30, 2006, 2005 and 2004
         Consolidated Statements of Cash Flows for the Years Ended September 30,
             2006, 2005 and 2004
         Notes to Consolidated Financial Statements

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3) Exhibits

         The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


          No.                                           Exhibits                                      Location
      ---------  -----------------------------------------------------------------------------   ------------------
          3.1    Articles of Incorporation                                                              (1)
          3.2    Bylaws                                                                                 (1)
          4.0    Common Stock Certificate                                                               (1)
         10.1    1995 Employee Stock Purchase Plan*                                                     (2)
         10.2    1995 Stock Option Plan*                                                                (2)
         10.3    2000 Stock Option Plan*                                                                (3)
         10.4    2005 Stock Option Plan*                                                                (4)
         10.5    Profit Sharing Incentive Plan*                                                         (2)
         10.6    Employment Agreement with Edward J. Molnar and Marian Bickerstaff*                     (5)
         10.7    Amended and Restated Employment Agreement between the Company,
                    the Bank and Ronald B. Geib*                                                        (6)
         13.0    Annual Report to Stockholders                                                     Filed herewith
         22.0    Subsidiaries of the Registrant - Reference is made to "Item 1. Business
                    - Subsidiaries" of this Form 10-K for the required information                       --
         23.0    Consent of  Deloitte & Touche LLP                                                 Filed herewith
         31.1    Certification  of Chief  Executive  Officer                                       Filed herewith
         31.2    Certification  of Chief  Financial  Officer                                       Filed herewith
         32.0    Section 1350  Certification of the Chief Executive Officer and
                 Chief Financial Officer                                                           Filed herewith
         99.0    Code of Conduct and Ethics                                                             (3)

------------

*        Denotes management compensation plan or arrangement.
(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2000.
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, filed with the SEC on December 23, 2003.
(3) Incorporated by reference to the Company's definitive proxy statement dated December 19, 2000 filed with the SEC.
(4) Incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders filed with the SEC on December 16, 2005.
(5) Incorporated herein by reference to Harleysville Savings Bank's Registration Statement on Form 10 filed with the Federal Home Loan Bank Board, the predecessor to the Office of Thrift Supervision, on July 1, 1987.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2006.

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

                                   HARLEYSVILLE SAVINGS
                                   FINANCIAL CORPORATION


December 20, 2006                  By:   /s/ Edward J. Molnar
                                         ------------------------------------
                                         Edward J. Molnar
                                         Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             Name                                      Title                               Date
------------------------------------          ----------------------------------     -----------------
/s/ Edward J. Molnar                          Chairman and                           December 20, 2006
------------------------------------           Chief Executive Officer
Edward J. Molnar                              (principal executive officer)


/s/ Ronald B. Geib                            President and                          December 20, 2006
------------------------------------           Chief Operating Officer
Ronald B. Geib


/s/ Brendan J. McGill                         Senior Vice President, Treasurer       December 20, 2006
------------------------------------           and Chief Financial Officer
Brendan J. McGill                             (principal financial and principal
                                               accounting officer)


/s/ Sanford L. Alderfer                                                              December 20, 2006
------------------------------------
Sanford L. Alderfer                           Director


/s/ Philip A. Clemens                         Director                               December 20, 2006
------------------------------------
Philip A. Clemens



/s/ Mark R. Cummins                           Director                               December 20, 2006
------------------------------------
Mark R. Cummins


             Name                                      Title                               Date
------------------------------------          ----------------------------------     -----------------
/s/ David J. Friesen                          Director                               December 20, 2006
------------------------------------
David J. Friesen


/s/ Charlotte A. Hunsberger                   Director                               December 20, 2006
------------------------------------
Charlotte A. Hunsberger


/s/ George W. Meschter                        Director                               December 20, 2006
------------------------------------
George W. Meschter


/s/ James L. Rittenhouse                      Director                               December 20, 2006
------------------------------------
James L. Rittenhouse
