Form 10-Q
period 2006-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2007-02-13
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             December 31, 2006
                                       -----------------------------------------

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

Common Stock, $.01 Par Value, 3,912,794 shares outstanding as of February 12,
2007


                                    HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                                       Index
                                                       -----

                                                                                                          PAGE(S)
                                                                                                          -------

Part I   FINANCIAL INFORMATION
           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Financial Condition as of
                    December 31, 2006, Unaudited and September 30, 2006                                      1

                    Unaudited Condensed Consolidated Statements of Income for the Three
                    Months Ended December 31, 2006 and 2005                                                  2

                    Unaudited Condensed Consolidated Statements of Comprehensive Income
                    for the Three Months Ended December 31, 2006 and 2005                                    3

                    Unaudited Condensed Consolidated Statement of Stockholders' Equity
                    for the Three Months Ended December 31, 2006                                             4

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                    Ended December 31, 2006 and 2005                                                         5

                    Notes to Unaudited Condensed Consolidated Financial Statements                        6 - 12

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   13 - 15

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            15 - 16

           Item 4.  Control  and Procedures                                                                 17

Part II  OTHER INFORMATION
           Item 1. Legal Proceedings                                                                        18

           Item 1A. Risk Factors                                                                            18

           Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                              18

           Item 3. Defaults upon Senior Securities                                                          18

           Item 4. Submission of Matters to a Vote of Security Holders                                      19

           Item 5. Other information                                                                        19

           Item 6. Exhibits                                                                                 19

           Signatures                                                                                       20

                                  Harleysville Savings Financial Corporation
                           Condensed Consolidated Statements of Financial Condition

                                                                               December 31,    September 30,
                                                                                   2006             2006
                                                                              -------------    -------------
                                                                               (Unaudited)
Assets
Cash and amounts due from depository institutions                             $   1,517,711    $   1,596,695
Interest bearing deposits in other banks                                          7,782,082        8,453,455
                                                                              -------------    -------------
     Total cash and cash equivalents                                              9,299,793       10,050,150
Investment securities held to maturity (fair value -
        December 31, $94,905,000; September 30, $111,248,000)                    95,115,346      111,098,682
Investment securities available-for-sale at fair value                            2,454,737        8,107,759
Mortgage-backed securities held to maturity (fair value -
        December 31, $204,713,000; September 30, $213,913,000)                  209,731,817      219,493,818
Mortgage-backed securities available-for-sale at fair value                         823,419          820,255
Loans receivable (net of allowance for loan losses -
        December 31, $1,952,443; September 30, $1,955,805)                      390,918,755      385,450,375
Accrued interest receivable                                                       3,760,127        3,969,610
Federal Home Loan Bank stock - at cost                                           14,500,800       15,498,600
Office properties and equipment, net                                             10,011,967        8,013,969
Prepaid expenses and other assets                                                13,169,030       13,134,625
                                                                              -------------    -------------
TOTAL ASSETS                                                                  $ 749,785,791    $ 775,637,843
                                                                              =============    =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                 $ 430,127,978    $ 429,254,047
     Advances from Federal Home Loan Bank                                       265,870,029      294,611,162
     Accrued interest payable                                                     1,274,353        1,406,161
     Advances from borrowers for taxes and insurance                              2,974,528        1,184,089
     Accounts payable and accrued expenses                                          721,619          711,014
                                                                              -------------    -------------
Total liabilities                                                               700,968,507      727,166,473
                                                                              -------------    -------------

Commitments (Note 9)
Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000 shares authorized;
       3,921,177 shares issued                                                       39,212           39,212
     Additional Paid-in capital                                                   8,003,795        7,992,014
     Treasury stock, at cost (Dec. 2006, 60,386 shares; Sept. 2006, 71,441)      (1,070,276)      (1,262,412)
     Retained earnings - partially restricted                                    41,817,123       41,714,616
     Accumulated other comprehensive income (loss)                                   27,430          (12,060)
                                                                              -------------    -------------
Total stockholders' equity                                                       48,817,284       48,471,370
                                                                              -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 749,785,791    $ 775,637,843
                                                                              =============    =============

See notes to unaudited condensed consolidated financial statements.

                                                  page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                    For the Three Months Ended
                                                           December 31,
                                                     -----------------------
                                                        2006         2005
                                                        ----         ----
INTEREST INCOME:
  Interest and fees on mortgage loans                $4,212,754   $3,933,960
  Interest on mortgage-backed securities              2,444,241    2,848,259
  Interest on consumer and other loans                1,551,348    1,344,005
  Interest and dividends on tax-exempt investments      410,752      346,373
  Interest and dividends on taxable investments       1,221,485      990,801
                                                     ----------   ----------
Total interest and dividend income                    9,840,580    9,463,398
                                                     ----------   ----------

Interest Expense:
  Interest on deposits                                3,709,599    3,113,376
  Interest on borrowings                              3,305,770    3,308,655
                                                     ----------   ----------
Total interest expense                                7,015,369    6,422,031
                                                     ----------   ----------

Net Interest Income                                   2,825,211    3,041,367
Provision for loan losses                                    --           --
                                                     ----------   ----------
Net Interest Income after Provision
  for Loan Losses                                     2,825,211    3,041,367
                                                     ----------   ----------

Non interest Income:
  Other income                                          372,632      329,144
                                                     ----------   ----------
Total non interest income                               372,632      329,144
                                                     ----------   ----------

Non interest Expenses:
  Salaries and employee benefits                      1,255,215    1,038,230
  Occupancy and equipment                               252,818      218,033
  Data processing                                       156,005      149,940
  Deposit insurance premiums                             13,421       13,797
  Other                                                 582,422      553,319
                                                     ----------   ----------
Total non interest expenses                           2,259,881    1,973,319
                                                     ----------   ----------

Income before Income Taxes                              937,962    1,397,192

Income tax expense                                      181,000      316,000
                                                     ----------   ----------

Net Income                                           $  756,962   $1,081,192
                                                     ==========   ==========

Basic Earnings Per Share                             $     0.20   $     0.28
                                                     ==========   ==========
Diluted Earnings Per Share                           $     0.19   $     0.27
                                                     ==========   ==========

Dividends Per Share                                  $     0.17   $     0.15
                                                     ==========   ==========

See notes to unaudited condensed consolidated financial statements.

                                    page -2-

                                   Harleysville Savings Financial Corporation
                       Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                ------------------------------
                                                                                   2006               2005
--------------------------------------------------------------------------------------------------------------

Net Income                                                                      $   756,962        $ 1,081,192

Other Comprehensive Income

Unrealized (loss) gain on securities, net of tax
2006, ($20,343); 2005, $9,378                                                        39,490 (1)        (25,768)(1)
                                                                                -----------        -----------

Total Comprehensive Income                                                      $   796,452        $ 1,055,424
                                                                                ===========        ===========

(1)  Disclosure of reclassification amount, net of tax for the years ended:         2006               2005
                                                                                -----------        -----------
     Net unrealized (loss) gain arising during the year                         $    39,490        $   (25,768)
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2006, $0; 2005, $0                                              --                 --
                                                                                -----------        -----------

     Net unrealized gain on securities                                          $    39,490        $   (25,768)
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

                                             Harleysville Savings Financial Corporation
                                 Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                                                          Retained      Accumulated
                                 Common                   Additional                      Earnings-         Other          Total
                                 Stock        Common       Paid-in         Treasury       Partially     Comprehensive  Stockholders'
                                 Shares       Stock        Capital           Stock        Restricted   (Loss) / Income     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2006      3,921,177   $   39,212   $  7,992,014    $ (1,262,412)   $ 41,714,616   $    (12,060)  $ 48,471,370

 Net Income                                                                                   756,962                       756,962
 Dividends - $.17 per share                                                                  (654,455)                     (654,455)
 Option Compensation                                           31,800                                                        31,800
 Treasury stock issued for
   stock options exercised
    (2,500 shares)                                            (19,332)         43,450                                        24,118
 Treasury Stock issued under
 Dividend Reinvestment Plan
   (8,555 shares)                                                (687)        148,686                                       147,999
 Unrealized holding gain on
   available - for- sale
     securities, net of tax                                                                                   39,490         39,490
                               ----------   ----------   ------------    ------------    ------------   ------------   ------------

Balance at December 31, 2006    3,921,177   $   39,212   $  8,003,795    $ (1,070,276)   $ 41,817,123   $     27,430   $ 48,817,284
                               ==========   ==========   ============    ============    ============   ============   ============


See notes to unaudited condensed consolidated financial statements.

                                                              page -4-

                              Harleysville Savings Financial Corporation
                      Unaudited Condensed Consolidated Statements of Cash Flows

                                                                       Three Months Ended December 31,
                                                                             2006            2005
                                                                             ----            ----
Operating Activities:
Net Income                                                              $    756,962    $  1,081,192
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation                                                             131,836         108,228
    Deferred income taxes                                                    (23,764)         (9,213)
    Compensation charge on stock options                                      31,800          12,000
    Amortization of deferred loan fees                                        (1,969)         (9,546)
    Increase in cash surrender value                                        (118,000)       (107,999)
    Net amortization of premiums and discounts                                80,788         135,604
    Changes in assets and liabilities which provided (used) cash:
      Increase in accounts payable and accrued
      expenses                                                                10,605         244,201
      Increase in prepaid expenses and other assets                            9,853         158,740
      Decrease (increase) in accrued interest receivable                     209,483        (163,956)
      Decrease in accrued interest payable                                  (131,808)        (42,976)
                                                                        ------------    ------------
Net cash provided by operating activities                                    955,786       1,406,275
                                                                        ------------    ------------

Investing Activities:
Purchase of investment securities held to maturity                        (2,475,000)    (13,796,875)
Purchase of investment securities available for sale                              --        (201,792)
Purchase of mortgage-backed securities held to maturity                           --      (2,011,250)
Proceeds from maturities of investment securities held to maturity        18,458,336          99,215
Proceeds from sale of investment securities available for sale             5,653,022         468,355
Principal collected on long-term loans & mortgage-backed securities       24,443,350      40,550,809
Proceeds from FHLB stock                                                     997,800       1,363,000
Long-term loans originated or acquired                                   (20,094,716)    (26,076,172)
Purchases of premises and equipment                                       (2,129,834)       (645,273)
                                                                        ------------    ------------
Net cash provided by (used in) investing activities                       24,852,958        (249,983)
                                                                        ------------    ------------

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                   2,721,051      (2,090,736)
Net (decrease) increase in certificates of deposit                        (1,847,120)     12,624,347
Cash dividends                                                              (654,455)       (624,141)
Repayment of FHLB advances                                               (28,741,133)    (13,477,714)
Treasury Stock issued under Dividend Reinvestment Plan and
Stock Option Plan                                                            172,117          65,639
Purchase of treasury stock                                                        --         (52,200)
Net proceeds from issuance of stock                                               --         152,728
Net increase in advances from borrowers for taxes & insurance              1,790,439       1,786,941
                                                                        ------------    ------------
Net cash used in financing activities                                    (26,559,101)     (1,615,136)
                                                                        ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (750,357)       (458,844)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            10,050,150       7,934,980
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  9,299,793    $  7,476,136
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest expense                                                    $  7,147,177    $  6,465,007
    Income taxes                                                                  --              --


See notes to unaudited condensed consolidated financial statements.

                                              page -5-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the "Company") and its subsidiary. Harleysville Savings Bank (the "Bank") is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC that allows the Company to offer non deposit products and HARL LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentationof financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2007 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2006.

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

Recent Accounting Pronouncements- In October 2006, the FASB issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

In May 2005, the FASB has issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This new pronouncement was effective for the Company on October 1, 2006 and had no impact on the Company's financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. This new pronouncement was effective for the Company on October 1, 2006 and had no impact on the Company's financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of SFAS No. 140" ("SFAS No. 156"). SFAS No. 156:
(i) clarifies when a servicing asset or servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
(iii) subsequent to initial measurement, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities; and (iv) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights.

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company has chosen to adopt SFAS No. 156 effective October 1, 2006 and has elected the fair value measurement method for subsequently measuring its servicing assets. The election of the fair value measurement method will subject the Company's earnings to increases and decreases in the value of its servicing assets. The adoption of SFAS No. 156 did not have a material impact on the Company's Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements and whether to adopt its provisions prior to the required effective date.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 108. This release expresses the staff's views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has reviewed the SAB in connection with our condensed consolidated financial statements for the current and prior periods, and has determined that its adoption will not have an impact on any of these financial statements.

                                    page -6-

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                  December 31, 2006
                                                                Gross            Gross
                                              Amortized      Unrealized        Unrealized       Approximate
                                                 Cost           Gains            Losses         Fair Value
-----------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years     $   5,000,000                    $    (110,000)   $   4,890,000
      Due after 5 years through 10 years       20,889,569   $      17,580         (390,149)      20,517,000
      Due after 10 years through 15 years      38,716,199          12,164       (1,012,363)      37,716,000
      Due after 15 years                        6,387,014                         (140,014)       6,247,000
Tax-Exempt Obligations
      Due after 10 years through 15 years      18,938,349       1,134,651                        20,073,000
      Due after 15 years                        5,184,215         277,785                         5,462,000
                                            -------------   -------------    -------------    -------------

Total Investment Securities                 $  95,115,346   $   1,442,180    $  (1,652,526)   $  94,905,000
                                            =============   =============    =============    =============

A summary of investment with unrealized losses, aggregated by category, at December 31, 2006 is as follows:

                               Less than 12 Months             12 Months or Longer             Total           Total
                           Fair Value  Unrealized Losses    Fair Value  Unrealized Losses    Fair Value  Unrealized Losses
                           ----------  -----------------    ----------  -----------------    ----------  -----------------
US Government agencies   $   9,298,776   $    (174,695)   $  55,163,111   $  (1,477,831)   $  64,461,887   $  (1,652,526)
                         -------------   -------------    -------------   -------------    -------------   -------------
Total                    $   9,298,776   $    (174,695)   $  55,163,111   $  (1,477,831)   $  64,461,887   $  (1,652,526)
                         =============   =============    =============   =============    =============   =============

At December 31, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of 21 US Government Agency Securities that at such date had an aggregate depreciation of 2.6% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment.

                                                                September 30, 2006
                                                              Gross           Gross
                                              Amortized     Unrealized      Unrealized      Approximate
                                                Cost          Gains           Losses        Fair Value
-------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 year through 5 years      $ 12,000,000                   $   (146,000)   $ 11,854,000
      Due after 5 years through 10 years      21,878,790   $     24,290        (386,080)     21,517,000
      Due after 10 years through 15 years     46,237,147         45,273        (769,420)     45,513,000
      Due after 15 years                       6,386,754                        (97,754)      6,289,000
Tax Exempt Obligations
      Due after 10 years through 15 years     17,981,750        997,250              --      18,979,000
      Due after 15 years                       6,614,241        481,759              --       7,096,000
                                            ------------   ------------    ------------    ------------

Total Investment Securities                 $111,098,682   $  1,548,572    $ (1,399,254)   $111,248,000
                                            ============   ============    ============    ============

A summary of investment with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                               Less than 12 Months             12 Months or Longer             Total           Total
                           Fair Value  Unrealized Losses    Fair Value  Unrealized Losses    Fair Value  Unrealized Losses
                           ----------  -----------------    ----------  -----------------    ----------  -----------------
US Government agencies   $  26,578,627   $    (216,285)   $  50,655,619   $  (1,182,969)   $  77,234,246   $  (1,399,254)
                         -------------   -------------    -------------   -------------    -------------   -------------
Total                    $  26,578,627   $    (216,285)   $  50,655,619   $  (1,182,969)   $  77,234,246   $  (1,399,254)
                         =============   =============    =============   =============    =============   =============

At September 30, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of 19 US Government Agency Securities that at such date had an aggregate depreciation of 2.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

                                    page -7-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, is as follows:

                                                  December 31, 2006
                                                Gross          Gross
                               Amortized      Unrealized     Unrealized
                                  Cost          Gains          Losses        Fair Value
----------------------------------------------------------------------------------------
Equity Securities             $  1,050,664   $     58,801   $    (55,473)   $  1,053,992
Money Market Mutual Funds        1,400,745                                     1,400,745
                              ------------   ------------   ------------    ------------

Total Investment Securities   $  2,451,409   $     58,801   $    (55,473)   $  2,454,737
                              ============   ============   ============    ============

A summary of investment securities available for sale with unrealized losses, aggregated by category, at December 31, 2006 is as follows:

                          Less than 12 Months              12 Months or Longer           Total           Total
                     Fair Value   Unrealized Losses    Fair Value  Unrealized Losses   Fair Value  Unrealized Losses
                     ----------   -----------------    ----------  -----------------   ----------  -----------------
Equity Securities   $     594,543   $     (55,473)   $          --   $          --   $     594,543   $     (55,473)
                    -------------   -------------    -------------   -------------   -------------   -------------
Total               $     594,543   $     (55,473)   $          --   $          --   $     594,543   $     (55,473)
                    =============   =============    =============   =============   =============   =============

There were no securities in a loss position greater then twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment.

                                                 September 30, 2006
                                                Gross          Gross
                               Amortized     Unrealized      Unrealized
                                  Cost          Gains          Losses        Fair Value
----------------------------------------------------------------------------------------
Equity Securities             $  1,050,664   $     13,802   $    (67,143)   $    997,323
Money Market Mutual Funds        7,110,436                                     7,110,436
                              ------------   ------------   ------------    ------------

Total Investment Securities   $  8,161,100   $     13,802   $    (67,143)   $  8,107,759
                              ============   ============   ============    ============

A summary of investment securities available for sale with unrealized losses, aggregated by category, at September 30,2006 is as follows:

                           Less than 12 Months            12 Months or Longer           Total            Total
                      Fair Value  Unrealized Losses   Fair Value   Unrealized Losses  Fair Value   Unrealized Losses
                      ----------  -----------------   ----------   -----------------  ----------   -----------------
Equity Securities   $     582,873   $     (67,143)   $          --   $          --   $     582,873   $     (67,143)
                    -------------   -------------    -------------   -------------   -------------   -------------
Total               $     582,873   $     (67,143)   $          --   $          --   $     582,873   $     (67,143)
                    =============   =============    =============   =============   =============   =============

There were no securities in a loss position greater then twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

                                    page -8-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                          December 31,2006
                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized      Approximate
                                           Cost         Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 14,729,492   $    127,129   $   (333,621)   $ 14,523,000
FHLMC pass-through certificates         94,621,960         69,660     (2,575,620)     92,116,000
FNMA pass-through certificates          95,487,376         69,528     (2,483,904)     93,073,000
GNMA pass-through certificates           4,892,989        108,011                      5,001,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $209,731,817   $    374,328   $ (5,393,145)   $204,713,000
                                      ============   ============   ============    ============

A summary of motgage-backed securities held to maturity with unrealized losses, aggregated by category, at December 31, 2006 is as follows:

                                    Less than 12 Months            12 Months or Longer            Total            Total
                               Fair Value  Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                               ----------  -----------------   ----------   -----------------   ----------   -----------------
Mortgage-backed securities
 held to maturity            $   1,580,286   $      (6,680)   $ 188,826,128   $  (5,386,465)   $ 190,406,414   $  (5,393,145)
                             -------------   -------------    -------------   -------------    -------------   -------------
Total                        $   1,580,286   $      (6,680)   $ 188,826,128   $  (5,386,465)   $ 190,406,414   $  (5,393,145)
                             =============   =============    =============   =============    =============   =============

At December 31, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 94 securities that at such date had an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment.

                                                          September 30,2006
                                                        Gross           Gross
                                       Amortized      Unrealized     Unrealized      Approximate
                                          Cost          Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 15,088,964   $     88,867   $   (319,831)   $ 14,858,000
FHLMC pass-through certificates         98,855,830         70,407     (2,793,237)     96,133,000
FNMA pass-through certificates         100,287,098         83,203     (2,825,301)     97,545,000
GNMA pass-through certificates           5,261,926        115,074                      5,377,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $219,493,818   $    357,551   $ (5,938,369)   $213,913,000
                                      ============   ============   ============    ============

A summary of motgage-backed securities held to maturity with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                                   Less than 12 Months             12 Months or Longer             Total
                               Fair Value  Unrealized Losses    Fair Value  Unrealized Losses    Fair Value
                               ----------  -----------------    ----------  -----------------    ----------
Mortgage-backed securities
  held to maturity           $   6,898,645   $     (68,773)   $ 191,950,265   $  (5,869,596)   $ 198,848,910
                             -------------   -------------    -------------   -------------    -------------
Total                        $   6,898,645   $     (68,773)   $ 191,950,265   $  (5,869,596)   $ 198,848,910
                             =============   =============    =============   =============    =============

At September 30, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 76 securities that at such date had an aggregate depreciation of 3.1% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

                                    page -9-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                       December 31, 2006
                                                      Gross         Gross
                                     Amortized      Unrealized    Unrealized
                                       Cost           Gains         Losses       Fair Value
--------------------------------------------------------------------------------------------
FNMA pass-through certificates     $    785,187   $     38,232   $         --   $    823,419
                                   ------------   ------------   ------------   ------------

Total Mortgage-Backed Securities   $    785,187   $     38,232   $         --   $    823,419
                                   ============   ============   ============   ============

                                                       September 30, 2006
                                                      Gross         Gross
                                     Amortized      Unrealized    Unrealized
                                       Cost           Gains         Losses       Fair Value
--------------------------------------------------------------------------------------------

FNMA pass-through certificates     $    785,187   $     35,068   $         --   $    820,255
                                   ------------   ------------   ------------   ------------

Total Mortgage-Backed Securities   $    785,187   $     35,068   $         --   $    820,255
                                   ============   ============   ============   ============


6.  LOANS RECEIVABLE
Loans receivable consist of the following:

                                        December 31, 2006    September 30, 2006
                                        -----------------    ------------------
Residential Mortgages                     $ 282,357,983        $ 282,181,674
Commercial Mortgages                         10,551,730            5,893,737
Construction                                  7,611,020            6,986,632
Savings Account                                 887,526            1,002,672
Home Equity                                  71,529,001           70,515,174
Automobile and other                            826,154              811,963
Home Equity Line of Credit                   23,837,086           25,499,895
                                          -------------        -------------

Total                                       397,600,500          392,891,747
Undisbursed portion of loans in process      (4,189,299)          (4,941,266)
Deferred loan fees                             (540,003)            (544,301)
Allowance for loan losses                    (1,952,443)          (1,955,805)
                                          -------------        -------------

Loans Receivable - net                    $ 390,918,755        $ 385,450,375
                                          =============        =============

The total amount of loans being serviced for the benefit of others was approximately $3.9 million at December 31, 2006 and September 30, 2006, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                           Three Months Ended
                                December 31, 2006     December 31, 2005
                                -----------------     -----------------
Balance, beginning of period       $ 1,955,805          $ 1,967,607
  Amounts charged-off                   (5,318)              (2,158)
  Loan recoveries                        1,956                1,505
                                   -----------          -----------
Balance, end of period             $ 1,952,443          $ 1,966,954
                                   ===========          ===========

                                   page -10-

7.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classification as follows:

                                    December 31, 2006   September 30, 2006
                                    -----------------   ------------------
Land                                  $   3,159,031        $   1,159,031
Buildings                                 7,643,421            7,543,587
Furniture, fixtures and equipment         3,718,329            3,694,898
Automobiles                                  24,896               24,896
                                      -------------        -------------
Total                                    14,545,677           12,422,412
  Less accumulated depreciation          (4,533,710)          (4,408,443)
                                      -------------        -------------
Net                                   $  10,011,967        $   8,013,969
                                      =============        =============

8. DEPOSITS
Deposits are summarized as follows:

                                    December 31, 2006    September 30, 2006
                                    -----------------    ------------------
Non-interest bearing checking         $  10,135,295        $  10,338,951
NOW accounts                             17,412,715           15,719,531
Checking accounts                        23,473,641           20,410,198
Money Market Demand accounts             57,654,445           58,989,416
Passbook and Club accounts                2,828,202            3,325,151
Certificate accounts                    318,623,680          320,470,800
                                      -------------        -------------
Total deposits                        $ 430,127,978        $ 429,254,047
                                      =============        =============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2006 and September 30, 2006 amounted to approximately $44.2 million and $47.6 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9.  COMMITMENTS
At December 31, 2006, the following commitments were outstanding:

Origination of mortgage loans             $ 4,189,299
Unused line of credit loans                40,897,015
Loans in process                            4,189,299
                                          -----------

Total                                     $49,275,613
                                          ===========

                                   page -11-

10.  EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

                                             For the Three Months Ended
                                                    December 31,
                                                   2006     2005
     ------------------------------------------------------------------
      Basic                                   3,854,322     3,902,667
     Diluted                                  3,892,750     3,944,580

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

11. ADVANCES FROM FEDERAL HOME LOAN BANK
Advances from the Federal Home Loan Bank consists of the following:

                                       December 31,           September 30,
                                           2006                   2006
                                              Weighted                 Weighted
                                              Interest                 Interest
 Maturing Period                    Amount      Rate       Amount        Rate
--------------------------------------------------------------------------------

 1 to  12 months                $ 61,315,811    5.10%   $ 79,492,234     4.92%
13 to  24 months                  49,394,170    4.83%     46,949,489     4.79%
25 to  36 months                  13,575,056    4.03%     25,850,822     4.07%
37 to  48 months                  23,137,451    5.33%      8,375,148     3.96%
49 to  60 months                  35,700,261    4.71%     39,417,941     5.38%
61 to  72 months                  47,747,280    4.55%     59,525,528     4.47%
73 to  84 months                   5,000,000    3.80%      5,000,000     3.80%
85 to 120 months                  30,000,000    4.10%     30,000,000     4.10%
                                ------------------------------------------------
Total                           $265,870,029    4.73%   $294,611,162     4.67%
                                ================================================

The advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $50.1 million out of $75.0 million was used at December 31, 2006 and $58.2 million was used as of September 30, 2006, for general purposes. Included in the table above at December 31, 2006 and September 30, 2006 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $558.3 million of which $265.8 million was used as of December 31, 2006.

12. REGULATORY CAPITAL REQUIREMENTS
Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Considered Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                           Actual             Adequacy Purposes       Action Provisions

                                                     Amount       Ratio       Amount      Ratio       Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------
As of December 31, 2006
       Tier 1 Capital (to assets)                 $48,655,256      6.34%   $30,735,320     4.00%   $38,366,450      5.00%
       Tier 1 Capital (to risk weighted assets)    48,655,256     13.15%    14,800,840     4.00%    22,201,260      6.00%
       Total Capital (to risk weighted assets)     50,608,474     13.68%    29,601,680     8.00%    37,002,100     10.00%

As of September 30, 2006
       Tier 1 Capital (to assets)                 $48,182,567      6.24%   $30,868,800     4.00%   $38,586,000      5.00%
       Tier 1 Capital (to risk weighted assets)    48,182,567     13.02%    14,800,960     4.00%    22,201,440      6.00%
       Total Capital (to risk weighted assets)     50,138,888     13.55%    29,601,920     8.00%    37,002,400     10.00%

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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2006, no loans were considered impaired.

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

Changes in Financial Position for the Three-Month Period Ended December 31, 2006
--------------------------------------------------------------------------------
Total assets at December 31, 2006 were $749.8 million, a decrease of $25.9 million for the three-month period then ended. The decrease was primarily the result of principal repayments on investment securities held to maturity of approximately $16.0 million, mortgage-backed securities held to maturity of approximately $9.8 million and investment securities available for sale of approximately $5.7 million. The decrease was partially offset by an increase in loans receivable of approximately $5.5 million and an increase of approximately $2.0 million in office property and equipment due to the purchase of land for a future branch location.

During the three-month period ended December 31, 2006, total deposits increased by $874,000 to $430.1 million. Advances from borrowers for taxes and insurance also increased by $1.8 million. There was also a decrease in advances from Federal Home Loan Bank of $28.7 million primarily due to net cash flows from our investment portfolio described above used to pay down debt.

Comparisons of Results of Operations for the Three Month Period Ended December
------------------------------------------------------------------------------
31, 2006 with the Three Month Period Ended December 31, 2005
------------------------------------------------------------

Net Interest Income
-------------------
The decrease in the net interest income for the three-month period ended December 31, 2006 when compared to the same period in 2005 can be attributed to the decrease in interest rate spread from 1.45% in 2005 to 1.32% in 2006. Net interest income was $2.8 million for the three-month period ended December 31, 2006 compared to $3.0 million for the comparable period in 2005.

Non-Interest Income
-------------------
Non-interest income increased to $373,000 for the three-month period ended December 31, 2006 from $329,000 for the comparable period in 2005. The increase is primarily due to the fact that the Company had additional income related to customer's transaction accounts.

Non-Interest Expenses
---------------------
For the three-month period ended December 31, 2006, non-interest expenses increased by $287,000 or 14.5% to $2.26 million compared to $1.97 million for the same period in 2005. Management believes that these are reasonable increases in the cost of operations after considering the impact of opening a new branch location in June of 2006 and additional expenses related to the Company's new commercial loan department. The annualized ratio of non-interest expenses to average assets for the three-month period ended December 31, 2006 and 2005 was 1.19% and 1.03%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $181,000 for the three-month period ended December 31, 2006 compared to $316,000 for the comparable period in 2005. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.

                                   page -14-

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

As of December 31, 2006, the Company had $49.3 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $558.3 million at December 31, 2006 of which $265.9 million was outstanding at December 31, 2006.

The Bank's net income for the three months ended December 31, 2006 of $757,000 increased the Bank's stockholders' equity to $48.8 million or 6.5% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

                                   page -15-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2006, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                   1 Year      1 to 3         3 to 5       Over 5
                                                  or less       Years         Years         Years        Total
                                                 ---------    ---------     ---------     ---------    ---------
Interest-earning assets
Mortgage loans                                   $  37,915    $  59,490     $  45,101     $ 143,673    $ 286,179
Mortgage-backed securities                          71,845       70,742        34,663        33,304      210,554
Consumer and other loans                            60,361       28,914        10,085         7,331      106,691
Investment securities and other investments         39,322       18,762        18,888        56,450      133,422
                                                 ---------    ---------     ---------     ---------    ---------

Total interest-earning assets                      209,443      177,908       108,737       240,758      736,846
                                                 ---------    ---------     ---------     ---------    ---------

Interest-bearing liabilities
   Passbook and Club accounts                           --           --            --         2,828        2,828
   NOW and checking accounts                            --           --            --        40,886       40,886
   Money Market Deposit accounts                    18,011           --            --        39,643       57,654
   Certificate accounts                            214,979       96,766         6,879            --      318,624
   Borrowed money                                   81,659       52,040        54,505        77,666      265,870
                                                 ---------    ---------     ---------     ---------    ---------

Total interest-bearing liabilities                 314,649      148,806        61,384       161,023      685,862
                                                 ---------    ---------     ---------     ---------    ---------

Repricing GAP during the period                  $(105,206)   $  29,102     $  47,353     $  79,735    $  50,984
                                                 =========    =========     =========     =========    =========

Cumulative GAP                                   $(105,206)   $ (76,104)    $ (28,751)    $  50,984
                                                 =========     =========     =========    =========

Ratio of GAP during the period to total assets     -14.03%          3.88%         6.32%       10.63%
                                                 =========     =========     =========    =========

Ratio of cumulative GAP to total assets            -14.03%       -10.14%        -3.83%         6.80%
                                                 =========     =========     =========    =========

                                   page -16-

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


                                   page -17-

Part II       OTHER INFORMATION

      Item 1.     Legal Proceedings

                  Not applicable.

      Item 1A.    Risk Factors

                  There are no material changes to the risk factors set forth in
                  Part 1, Item 1A, Risk Factors"' of the Company's Form 10-K for the year ended September 30, 2006. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company's business.

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The following table presents the repurchasing activity of the stock repurchase program during the quarter ended June 30, 2006:

                                               Total
                                             Number of
                                               Shares
                                             Purchased         Maximum
                                             as Part of    Number of Shares
                  Total         Average       Publicly     that May Yet Be
                Number of        Price        Announced    Purchased Under
                  Shares         Paid         Plans or       the Plans or
  Period        Purchased      per Share      Programs       Programs (a)

October 1                --             --             --         39,787
-31, 2006
November 1-                                                       39,787
 30, 2006
December 1 -                                                      39,797
31, 2006
               ------------   ------------   ------------   ------------
Total                                                             39,787

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

      Item 4.     Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of Stockholders was held on January 24, 2007.

(c) There were 3,859,712 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 3,269,343 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

      1.    Election of directors for a three-year term:

                                         FOR              WITHHELD
                                         ---              --------
            Sanford L. Alderfer       3,261,735              7,608
            Mark R. Cummins           3,230,283             39,060
            Ronald B. Geib            3,258,971             10,372


            Each of the nominees for election were elected by the stockholders of the Company.

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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: February 12, 2007            By: /s/ Ronald B. Geib
                                      ------------------------------------------
                                      Ronald B. Geib
                                      Chief Executive Officer


Date:February 12, 2007            By: /s/ Brendan J. McGill
                                      ------------------------------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer



                                   page -20-