Form 10-Q
period 2007-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2007-05-15
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended               March 31, 2007
                                     -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------------------------------

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            [ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,921,177 shares outstanding as of May 7, 2007

                   Harleysville Savings Financial Corporation
                                 and Subsidiary

                                      Index

                                                                                                PAGE(S)
                                                                                                -------
Part I  FINANCIAL INFORMATION
          Item 1.   Financial Statements

                    Consolidated Statements of Financial Condition as of
                    March 31, 2007 Unaudited and September 30, 2006                                1

                    Unaudited Consolidated Statements of Income for the Three and Six
                    Months Ended March 31, 2007 and 2006                                           2

                    Unaudited Consolidated Statements of Comprehensive Income for the
                    Three and Six Months Ended March 31, 2007 and 2006                             3

                    Unaudited Consolidated Statements of Stockholders' Equity for the Six
                    Months Ended March 31, 2007 and 2006                                           4

                    Unaudited Consolidated Statements of Cash Flows for the Six Months
                    Ended March 31, 2007 and 2006                                                  5

                    Notes to Unaudited Consolidated Financial Statements                        6 - 12

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         13 - 15

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  15 - 16

          Item 4.   Controls and Procedures                                                       16

Part II  OTHER INFORMATION

          Item 1. Legal Proceedings                                                               17

          Item 1A. Risk Factors                                                                   17

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                     17

          Item 3. Defaults upon Senior Securities                                                 17

          Item 4. Submission of Matters to a Vote of Security Holders                             17

          Item 5. Other information                                                               17

          Signatures                                                                              17

                   Harleysville Savings Financial Corporation
            Condensed Consolidated Statements of Financial Condition

                                                                             March 31,     September 30,
                                                                               2007            2006
                                                                           --------------  --------------
                                                                            (Unaudited)
Assets
Cash and amounts due from depository institutions                          $   1,604,307   $   1,596,695
Interest bearing deposits in other banks                                       6,536,993       8,453,455
                                                                           --------------  --------------
   Total cash and cash equivalents                                             8,141,300      10,050,150
Investment securities held to maturity (fair value -
   March 31, $106,931,057; September 30, $111,248,000)                       106,821,321     111,098,682
Investment securities available-for-sale at fair value                         7,260,149       8,107,759
Mortgage-backed securities held to maturity (fair value -
   March 31, $194,049,300; September 30, $213,913,000)                       198,350,674     219,493,818
Mortgage-backed securities available-for-sale at fair value                      825,319         820,255
Loans receivable (net of allowance for loan losses -
   March 31, $1,946,390; September 30, $1,955,805)                           399,799,269     385,450,375
Accrued interest receivable                                                    3,720,325       3,969,610
Federal Home Loan Bank stock - at cost                                        13,809,300      15,498,600
Office properties and equipment, net                                           9,917,011       8,013,969
Prepaid expenses and other assets                                             14,990,471      13,134,625
                                                                           --------------  --------------
TOTAL ASSETS                                                               $ 763,635,139   $ 775,637,843
                                                                           ==============  ==============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                 $ 434,471,139   $ 429,254,047
  Advances                                                                   274,153,786     294,611,162
  Accrued interest payable                                                     1,250,287       1,406,161
  Advances from borrowers for taxes and insurance                              3,804,507       1,184,089
  Accounts payable and accrued expenses                                          714,105         711,014
  Income taxes payable                                                            33,689              --
                                                                           --------------  --------------
Total liabilities                                                            714,427,513     727,166,473
                                                                           ==============  ==============

Stockholders' equity:
  Preferred Stock: $.01 par value;
   12,500,000 shares authorized; none issued
  Common stock: $.01 par value; 25,000,000 shares authorized;
   3,921,177 shares issued                                                        39,212          39,212
  Additional Paid-in capital                                                   8,031,522       7,992,014
  Treasury stock, at cost (Mar. 2007, 51,361 shares; Sept. 2006, 71,441)        (913,419)     (1,262,412)
  Retained earnings - partially restricted                                    42,064,656      41,714,616
  Accumulated other comprehensive loss                                           (14,345)        (12,060)
                                                                           --------------  --------------
Total stockholders' equity                                                    49,207,626      48,471,370
                                                                           --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 763,635,139   $ 775,637,843
                                                                           ==============  ==============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                                      For the Three Months Ended        For the Six Months Ended
                                                                               March 31,                        March 31,
                                                                     ------------------------------  ------------------------------
                                                                         2007            2006            2007             2006
                                                                     -------------   -------------   -------------   -------------
INTEREST INCOME:
  Interest on mortgage loans                                         $   4,230,013   $   3,943,558   $   8,434,885   $   7,884,807
  Interest on mortgage-backed securities                                 2,335,004       2,754,221       4,779,244       5,602,480
  Interest on consumer and other loans                                   1,606,748       1,385,364       3,158,026       2,729,369
  Interest and dividends on tax-exempt investments                         277,081         346,478         687,833         692,850
  Interest and dividends on taxable investments                          1,450,006       1,205,099       2,671,491       2,195,901
                                                                     -------------   -------------   -------------   -------------
Total interest income                                                    9,898,852       9,634,720      19,731,479      19,105,407
                                                                     -------------   -------------   -------------   -------------

Interest Expense:
  Interest on deposits                                                   3,806,729       3,203,365       7,528,320       6,316,741
  Interest on borrowings                                                 3,150,755       3,167,082       6,456,526       6,475,737
                                                                     -------------   -------------   -------------   -------------
Total interest expense                                                   6,957,484       6,370,447      13,984,846      12,792,478
                                                                     -------------   -------------   -------------   -------------

Net Interest Income                                                      2,941,368       3,264,273       5,746,633       6,312,929
Provision for loan losses                                                       --              --              --              --
                                                                     -------------   -------------   -------------   -------------
Net Interest Income after Provision
  for Loan Losses                                                        2,941,368       3,264,273       5,746,633       6,312,929
                                                                     -------------   -------------   -------------   -------------

Other Income:
  Gain on sales of securities                                              159,888           8,914         159,888           8,914
  Other income                                                             385,737         273,116         778,312         594,971
                                                                     -------------   -------------   -------------   -------------
Total other income                                                         545,625         282,030         938,200         603,885
                                                                     -------------   -------------   -------------   -------------

Other Expenses:
  Salaries and employee benefits                                         1,301,365       1,129,574       2,556,580       2,167,803
  Occupancy and equipment                                                  404,031         385,045         812,854         753,018
  Deposit insurance premiums                                                12,957          13,679          26,377          27,476
  Other                                                                    596,199         502,710       1,178,620       1,056,030
                                                                     -------------   -------------   -------------   -------------
Total other expenses                                                     2,314,552       2,031,008       4,574,431       4,004,327
                                                                     -------------   -------------   -------------   -------------

Income before Income Taxes                                               1,172,441       1,515,295       2,110,402       2,912,487

Income tax expense                                                         268,500         354,177         449,500         670,177
                                                                     -------------   -------------   -------------   -------------

Net Income                                                           $     903,941   $   1,161,118   $   1,660,902   $   2,242,310
                                                                     =============   =============   =============   =============

Basic Earnings Per Share                                             $        0.23   $        0.30   $        0.43   $        0.58
                                                                     =============   =============   =============   =============
Diluted Earnings Per Share                                           $        0.23   $        0.29   $        0.43   $        0.57
                                                                     =============   =============   =============   =============

Dividends Per Share                                                  $        0.17   $        0.16   $        0.34   $        0.32
                                                                     =============   =============   =============   =============

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Comprehensive Income

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                   2007                2006
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                     $    903,941       $    1,161,118

Other Comprehensive Income

Unrealized gain on securities net of tax
2007, ($21,518); 2006, $(9,046)                                                                      41,775 (1)           24,855
                                                                                               ------------ ---   ---------------

Total Comprehensive Income                                                                     $    945,716       $    1,185,973
                                                                                               =============      ===============


(1) Disclosure of reclassification amount, net of tax for the three months ended:                  2007                2006
                                                                                               -------------      ---------------
     Net unrealized gain arising during the three months ended                                 $     41,775       $       30,738
     Less: Reclassification adjustment for net gains included in net income

     Net of tax expense -2007, 0; 2006, $3,031                                                            0                5,883
                                                                                               -------------      ---------------

     Net unrealized gain on securities                                                          $    41,775       $       24,855
                                                                                               =============      ===============

                                                                                                       Six Months Ended
                                                                                                           March 31,
                                                                                                   2007                2006
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                     $  1,660,902       $    2,242,310

Other Comprehensive Income

Unrealized loss on securities net of tax benefit
2007, $1,177; 2006, $332                                                                             (2,285) (1)            (913)
                                                                                               -------------      ---------------

Total Comprehensive Income                                                                     $  1,658,617       $    2,241,397
                                                                                               =============      ===============

(1) Disclosure of reclassification amount, net of tax for the six months ended:                    2007               2006
                                                                                               -------------      ---------------
     Net unrealized gain (loss) arising during the six months ended                            $     (2,285)      $        4,970
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2007, 0; 2006, $3,031                                                            0                5,883
                                                                                               -------------      ---------------

     Net unrealized loss on securities                                                         $     (2,285)      $         (913)
                                                                                               =============      ===============

See notes to unaudited condensed consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                                                      Retained       Accumulated
                                  Common                Additional                    Earnings-         Other            Total
                                  Stock       Common     Paid-in      Treasury        Partially     Comprehensive    Stockholders'
                                  Shares       Stock      Capital      Stock         Restricted         Loss             Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2006       3,921,177   $ 39,212   $7,992,014   $(1,262,412)  $   41,714,616   $     (12,060)  $   48,471,370

 Net Income                                                                             1,660,902                        1,660,902
 Dividends - $.34 per share                                                            (1,310,862)                      (1,310,862)
 Option Compensation                                        56,250                                                          56,250
 Treasury stock issued
  for stock options
  exercised (3,334 shares)                                 (13,186)       57,947                                            44,761
 Treasury Stock issued under
  Dividend Reinvestment Plan
  (16,746 shares)                                           (3,556)      291,046                                            287,490
 Unrealized holding loss on
  available - for- sale
       securities, net of tax                                                                              (2,285)          (2,285)
                                ----------   --------   -----------  ------------  ---------------  --------------  ---------------
Balance at March 31, 2007        3,921,177   $ 39,212   $8,031,522   $  (913,419)  $   42,064,656   $     (14,345)  $   49,207,626
                                ==========   ========   ===========  ============  ===============  ==============  ===============


                                                                                            Retained     Accumulated
                                     Common                  Additional                     Earnings-       Other          Total
                                     Stock        Common      Paid-in       Treasury       Partially    Comprehensive  Stockholders'
                                     Shares       Stock       Capital         Stock        Restricted       Loss           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2005           3,904,136  $   39,041  $  7,610,511   $    (60,107)  $ 39,995,584  $     (9,213)  $ 47,575,816

 Net Income                                                                                  2,242,310                    2,242,310
 Issuance of Common Stock               17,041         171                                                                      171
 Dividends - $.32 per share                                                                 (1,249,734)                  (1,249,734)
 Option Compensation                                              35,025                                                     35,025
 Treasury stock purchased                                                    (1,091,072)                                 (1,091,072)
 Treasury stock issued for
  stock options exercised                                        (12,339)       155,122                                     142,783
 Stock delivered under
  Dividend Reinvestment Plan                                     300,427                                                    300,427
 Unrealized holding loss on
  available - for- sale
       securities, net of tax                                                                                   (913)          (913)
                                     ---------  ----------  ------------   ------------   ------------  ------------   ------------

Balance at March 31, 2006            3,921,177  $   39,212  $  7,933,624   $   (996,057)  $ 40,988,160  $    (10,126)  $ 47,954,813
                                     =========  ==========  ============   ============   ============  ============   ============

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

                                 Harleysville Savings Financial Corporation
                          Unaudited Condensed Consolidated Statements of Cash Flows

                                                                              Six Months Ended March 31,
                                                                          -----------------------------------
                                                                                2007                2006
                                                                          ----------------     --------------
Operating Activities:
Net Income                                                                $      1,660,902     $    2,242,310
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation                                                                   259,642            219,793
    Compensation charge on stock options                                            56,250             35,025
    Amortization of deferred loan fees                                              (1,598)           (31,295)
    Gain on sale of securities                                                    (159,888)            (8,914)
    Increase in cash surrender value                                              (234,000)          (215,000)
    Net amortization of premiums and discounts                                      84,924            258,300
    Changes in assets and liabilities which provided (used) cash:
      Increase (decrease) in accounts payable and accrued
      expenses                                                                      36,780           (269,539)
      (Increase) in prepaid expenses and other assets                           (1,620,670)          (915,636)
      (Increase) decrease in accrued interest receivable                           249,285           (221,449)
      Decrease in accrued interest payable                                        (155,874)           (36,662)
                                                                          ----------------     --------------
Net cash provided by operating activities                                          175,753          1,056,933
                                                                          ----------------     --------------

Investing Activities:
Purchase of investment securities held to maturity                             (17,491,691)       (20,795,000)
Purchase of investment securities available for sale                              (471,067)          (280,181)
Purchase of mortgage-backed securities held to maturity                         (8,058,720)        (2,011,250)
Proceeds from the sales of mortgage-backed securities                           10,290,037                --
Proceeds from maturities of investment securities held to maturity              21,769,052            163,074
Proceeds from maturities of investment securities available for sale             1,310,152             73,106
Principal collected on long-term loans & mortgage-backed securities             61,162,459         67,749,151
Proceeds of FHLB stock                                                           1,689,300          1,453,200
Long-term loans originated                                                     (56,522,964)       (46,838,255)
Purchases of premises and equipment                                             (2,162,684)        (1,522,045)
                                                                          ----------------     --------------
Net cash provided by (used in) investing activities                             11,513,874         (2,008,200)
                                                                          ----------------     --------------

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                         7,365,164         (1,482,196)
Net (decrease) increase in certificates of deposit                              (2,148,072)        14,368,443
Cash dividends                                                                  (1,310,862)        (1,249,734)
Proceeds from advances                                                          25,000,000                 --
Repayment of FHLB advances                                                     (45,457,376)       (12,377,716)
Treasury stock delivered under employee stock plan and                                                     --
  Dividend Reinvestment Plan                                                       332,251            443,210
Purchase of treasury stock                                                              --         (1,091,072)
Net proceeds from issuance of stock                                                     --                171
Net increase in advances from borrowers for taxes & insurance                    2,620,418          2,352,614
                                                                          ----------------     --------------
Net cash (used in) provided by financing activities                            (13,598,477)           963,720
                                                                          ----------------     --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (1,908,850)            12,453

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                10,050,150          7,934,980
                                                                          ----------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $      8,141,300     $    7,947,433
                                                                          ================     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                          $          2,000     $      670,000
    Interest expense                                                            14,140,720         12,829,140

See notes to unaudited condensed consolidated financial statements.


                                    page -5-

                   Harleysville Savings Financial Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the "Company") and its subsidiary. Harleysville Savings Bank (the "Bank") is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC that allows the Company to offer non deposit products and HARL LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2007 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2006.

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

Recent Accounting Pronouncements - In October 2006, the FASB issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years begining after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons". The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.


                                    page -6-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                      March 31, 2007
                                                                 Gross             Gross
                                            Amortized         Unrealized         Unrealized        Approximate
                                               Cost              Gains             Losses          Fair Value
----------------------------------------------------------------------------------------------------------------
U.S. Government Agencies
   Due after 1 years through 5 years      $    5,000,000                       $      (82,820)   $     4,917,180
   Due after 5 years through 10 years         20,899,629    $        26,133          (270,486)        20,655,276
   Due after 10 years through 15 years        48,416,180             24,865          (720,552)        47,720,493
   Due after 15 years                          6,387,323                 --           (65,764)         6,321,559
Tax-Exempt Obligations
   Due after 10 years through 15 years        17,913,446          1,046,056                           18,959,502
   Due after 15 years                          8,204,743            265,543          (113,239)         8,357,047
                                          --------------    ---------------    ---------------   ---------------

Total Investment Securities               $  106,821,321    $     1,362,597    $   (1,252,861)   $   106,931,057
                                          ==============    ===============    ===============   ===============

A summary of investment with unrealized losses, aggregated by category, at March 31, 2007 is as follows:

                                                  Less than 12 Months                    12 Months or Longer
                                            Fair Value      Unrealized Losses      Fair Value      Unrealized Losses
                                          --------------    -----------------    --------------    -----------------
US Government agencies                    $   14,329,023    $        (143,477)   $   60,349,765    $        (996,145)
Tax-Exempt Obligations                         2,903,433             (113,239)               --                   --
                                          --------------    ---------------------------------------------------------
Total                                     $   17,232,456    $        (256,716)   $   60,349,765    $        (996,145)
                                          ==============    =========================================================

                                              Total              Total
                                           Fair Value      Unrealized Losses
                                          -------------    ------------------
US Government agencies                    $  74,678,788    $      (1,139,622)
Tax-Exempt Obligations                        2,903,433             (113,239)
                                          -----------------------------------
Total                                     $  77,582,221    $      (1,252,861)
                                          ===================================

At March 31, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of 23 US Government Agency Securities that at such date had an aggregate depreciation of 1.6% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment.

                                                                    September 30, 2006
                                                                 Gross             Gross
                                            Amortized         Unrealized         Unrealized        Approximate
                                               Cost              Gains             Losses          Fair Value
----------------------------------------------------------------------------------------------------------------
U.S. Government Agencies
   Due after 1 year through 5 years       $   12,000,000                       $     (146,000)   $    11,854,000
   Due after 5 years through 10 years         21,878,790    $        24,290          (386,080)        21,517,000
   Due after 10 years through 15 years        46,237,147             45,273          (769,420)        45,513,000
   Due after 15 years                          6,386,754                              (97,754)         6,289,000
Tax Exempt Obligations
   Due after 10 years through 15 years        17,981,750            997,250                --         18,979,000
   Due after 15 years                          6,614,241            481,759                --          7,096,000
                                          --------------    ---------------    ---------------   ---------------

Total Investment Securities               $  111,098,682    $     1,548,572    $   (1,399,254)   $   111,248,000
                                          ==============    ===============    ===============   ===============

A summary of investment with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                                                  Less than 12 Months                    12 Months or Longer
                                            Fair Value      Unrealized Losses      Fair Value      Unrealized Losses
                                          --------------    ------------------   --------------    ------------------
US Government agencies                    $   26,578,627    $        (216,285)   $   50,655,619    $      (1,182,969)
                                          --------------    ------------------   --------------    ------------------
Total                                     $   26,578,627    $        (216,285)   $   50,655,619    $      (1,182,969)
                                          ==============    ==================   ==============    ==================

                                              Total              Total
                                           Fair Value      Unrealized Losses
                                          -------------    ------------------
US Government agencies                    $  77,234,246    $      (1,399,254)
                                          -----------------------------------
Total                                     $  77,234,246    $      (1,399,254)
                                          ===================================

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

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, is as follows:

                                                                      March 31, 2007
                                                                 Gross             Gross
                                            Amortized         Unrealized         Unrealized
                                               Cost              Gains             Losses          Fair Value
----------------------------------------------------------------------------------------------------------------
Equity Securities                         $    1,516,667    $        30,902    $     (92,768)    $     1,454,801
Money Market Mutual Funds                      5,805,348                                               5,805,348
                                          --------------    ---------------    --------------    ---------------

Total Investment Securities               $    7,322,015    $        30,902    $     (92,768)    $     7,260,149
                                          ==============    ===============    ==============    ===============

A summary of investment securities available for sale with unrealized losses, aggregated by category, at March 31, 2007 is as follows:

                                                  Less than 12 Months                    12 Months or Longer
                                            Fair Value      Unrealized Losses     Fair Value       Unrealized Losses
                                          --------------    ------------------   --------------    -----------------
Equity Securities                         $    1,023,251    $         (92,768)   $           --    $              --
                                          --------------    ------------------   --------------    -----------------
Total                                     $    1,023,251    $         (92,768)   $           --    $              --
                                          ==============    ==================   ==============    =================

                                              Total              Total
                                           Fair Value      Unrealized Losses
                                          -------------    ------------------
Equity Securities                         $   1,023,251    $         (92,768)
                                          -------------    ------------------
Total                                     $   1,023,251    $         (92,768)
                                          =============    ==================

There were no securities in a loss position greater then twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment.

                                                                    September 30, 2006
                                                                 Gross             Gross
                                            Amortized         Unrealized         Unrealized
                                              Cost               Gains             Losses          Fair Value
----------------------------------------------------------------------------------------------------------------
Equity Securities                         $    1,050,664    $        13,802    $     (67,143)    $       997,323
Money Market Mutual Funds                      7,110,436                                               7,110,436
                                          --------------    ---------------    --------------    ---------------

Total Investment Securities               $    8,161,100    $        13,802    $     (67,143)    $     8,107,759
                                          ==============    ===============    ==============    ===============

A summary of investment securities available for sale with unrealized losses, aggregated by category, at September 30,2006 is as follows:

                                                  Less than 12 Months                    12 Months or Longer
                                            Fair Value      Unrealized Losses     Fair Value       Unrealized Losses
                                          --------------    -----------------    --------------    -----------------
Equity Securities                         $      582,873    $        (67,143)    $           --    $              --
                                          --------------    -----------------    --------------    -----------------
Total                                     $      582,873    $        (67,143)    $           --    $              --
                                          ==============    =================    ==============    =================

                                              Total              Total
                                           Fair Value      Unrealized Losses
                                          -------------    ------------------
Equity Securities                         $     582,873    $         (67,143)
                                          -------------    ------------------
Total                                     $     582,873    $         (67,143)
                                          =============    ==================

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

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                                      March 31,2007
                                                                 Gross             Gross
                                            Amortized         Unrealized         Unrealized        Approximate
                                               Cost              Gains             Losses          Fair Value
----------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations       $   17,287,899    $       119,699    $    (256,663)    $    17,150,935
FHLMC pass-through certificates               87,466,909             21,687       (2,127,171)         85,361,425
FNMA pass-through certificates                92,862,336             15,284       (2,077,724)         90,799,896
GNMA pass-through certificates                   733,530              3,514               --             737,044
                                          --------------    ---------------    --------------    ---------------

Total Mortgage-Backed Securities          $  198,350,674    $       160,184    $  (4,461,558)    $   194,049,300
                                          ==============    ===============    ==============    ===============

A summary of motgage-backed securities held to maturity with unrealized losses, aggregated by category, at March 31, 2007 is as follows:

                                                  Less than 12 Months                    12 Months or Longer
                                            Fair Value      Unrealized Losses     Fair Value       Unrealized Losses
                                          --------------    -----------------    --------------    -----------------
Mortgage-backed securities
  held to maturity                        $    9,457,405    $        (30,339)    $  179,028,533    $     (4,431,219)
                                          --------------    -----------------    --------------    -----------------
Total                                     $    9,457,405    $        (30,339)    $  179,028,533    $     (4,431,219)
                                          ==============    =================    ==============    =================

                                              Total              Total
                                           Fair Value      Unrealized Losses
                                          -------------    ------------------
Mortgage-backed securities
  held to maturity                        $ 188,485,938    $      (4,461,558)
                                          -------------    ------------------
Total                                     $ 188,485,938    $      (4,461,558)
                                          =============    ==================

At March 31, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 88 securities that at such date had an aggregate depreciation of 2.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment.

                                                                    September 30,2006
                                                                 Gross            Gross
                                            Amortized         Unrealized        Unrealized         Approximate
                                              Cost               Gains            Losses           Fair Value
----------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations       $   15,088,964    $        88,867    $    (319,831)    $    14,858,000
FHLMC pass-through certificates               98,855,830             70,407       (2,793,237)         96,133,000
FNMA pass-through certificates               100,287,098             83,203       (2,825,301)         97,545,000
GNMA pass-through certificates                 5,261,926            115,074                            5,377,000
                                          --------------    ---------------    --------------    ---------------

Total Mortgage-Backed Securities          $  219,493,818    $       357,551    $  (5,938,369)    $   213,913,000
                                          ==============    ===============    ==============    ===============

A summary of motgage-backed securities held to maturity with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                                                  Less than 12 Months                    12 Months or Longer
                                            Fair Value      Unrealized Losses     Fair Value       Unrealized Losses
                                          --------------    -----------------    --------------    -----------------
Mortgage-backed securities
  held to maturity                        $    6,898,645    $        (68,773)    $  191,950,265    $     (5,869,596)
                                          --------------    -----------------    --------------    -----------------
Total                                     $    6,898,645    $        (68,773)    $  191,950,265    $     (5,869,596)
                                          ==============    =================    ==============    =================

                                              Total              Total
                                           Fair Value      Unrealized Losses
                                          -------------    ------------------
Mortgage-backed securities
  held to maturity                        $ 198,848,910    $      (5,938,369)
                                          -------------    ------------------
Total                                     $ 198,848,910    $      (5,938,369)
                                          =============    ==================

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

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                              March 31,2007
                                                           Gross        Gross
                                            Amortized    Unrealized   Unrealized
                                               Cost        Gains        Losses     Fair Value
---------------------------------------------------------------------------------------------
FNMA pass-through certificates              $  785,187   $   40,132   $       --   $  825,319
                                            -----------  -----------  -----------  ----------

Total Mortgage-Backed Securities            $  785,187   $   40,132   $       --   $  825,319
                                            ===========  ===========  ===========  ==========

                                                            September 30,2006
                                                           Gross        Gross
                                            Amortized    Unrealized   Unrealized
                                               Cost        Gains        Losses     Fair Value
---------------------------------------------------------------------------------------------
FNMA pass-through certificates              $  785,187   $   35,068   $       --   $  820,255
                                            -----------  -----------  -----------  ----------

Total Mortgage-Backed Securities            $  785,187   $   35,068   $       --   $  820,255
                                            ===========  ===========  ===========  ==========

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                            March 31, 2007    September 30, 2006
                                            ---------------   ------------------
Residential Mortgages                       $  290,962,031      $   282,181,674
Commercial Mortgages                             9,500,497            5,893,737
Construction                                     8,027,620            6,986,632
Savings Account                                    855,073            1,002,672
Home Equity                                     73,316,689           70,515,174
Automobile and other                               898,056              811,963
Home Equity Line of Credit                      22,395,897           25,499,895
                                            ---------------   ------------------

Total                                          405,955,863          392,891,747
Undisbursed portion of loans in process         (3,679,265)          (4,941,266)
Deferred loan fees                                (530,939)            (544,301)
Allowance for loan losses                       (1,946,390)          (1,955,805)
                                            ---------------   ------------------

Loans Receivable - net                      $  399,799,269      $   385,450,375
                                            ===============   ==================

The total amount of loans being serviced for the benefit of others was approximately $3.8 million and $3.9 million at March 31, 2007 and September 30, 2006, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                            Six Months Ended       Year Ended
                                            March 31, 2007    September 30, 2006
                                            ----------------  ------------------
Balance, beginning of period                $     1,955,805     $     1,967,607
  Amounts charged-off                               (12,826)            (20,326)
  Loan recoveries                                     3,411               8,524
                                            ----------------  ------------------
Balance, end of period                      $     1,946,390     $     1,955,805
                                            ================  ==================


                                    Page -10-

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                           March 31, 2007    September 30, 2006
                                           --------------    ------------------
Land                                       $   1,159,031     $      1,159,031
Buildings                                      9,657,111            7,543,587
Furniture, fixtures and equipment              3,737,488            3,694,898

Automobiles                                       24,896               24,896
                                           --------------    -----------------
Total                                         14,578,526           12,422,412
 Less accumulated depreciation                (4,661,515)          (4,408,443)
                                           --------------    -----------------
Net                                        $   9,917,011     $      8,013,969
                                           ==============    =================

8. DEPOSITS

Deposits are summarized as follows:
                                           March 31, 2007    September 30, 2006
                                           --------------    ------------------
Non-interest bearing checking              $   11,018,271    $       10,338,951
NOW accounts                                   17,670,873            15,719,531
Checking accounts                              26,779,067            20,410,198
Money Market Demand accounts                   57,805,632            58,989,416
Passbook and Club accounts                      2,874,568             3,325,151
Certificate accounts                          318,322,728           320,470,800
                                           --------------    ------------------
Total deposits                             $  434,471,139    $      429,254,047
                                           ==============    ==================

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2007 and September 30, 2006 amounted to approximately $43.9 million and $47.6 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9. COMMITMENTS

At March 31, 2007, the following commitments were outstanding:

Origination of mortgage loans              $   17,540,782
Unused line of credit loans                    41,804,345
Loans in process                                3,679,265
                                           --------------

Total                                      $   63,024,392
                                           ==============


                                    page -11-

10. EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

                       For the Three Months Ended      For the Six Months Ended
                               March 31,                      March 31,
                       --------------------------------------------------------
                         2007             2006           2007           2006
                       ---------        ---------      ---------      ---------
 Basic                 3,864,189        3,893,428      3,859,201      3,898,099
Diluted                3,891,445        3,953,751      3,892,782      3,949,506

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

11. ADVANCES

Advances consists of the following:

                                     March 31,               September 30,
                                        2007                      2006
                                             Weighted                  Weighted
                                             Interest                  Interest
Maturing Period                  Amount        Rate         Amount       Rate
-------------------------------------------------------------------------------

 1 to  12 months              $  56,458,175    5.12%    $  79,492,234    4.92%
13 to  24 months                 45,055,964    4.58%       46,949,489    4.79%
25 to  36 months                 14,693,156    4.48%       25,850,822    4.07%
37 to  48 months                 15,000,000    5.26%        8,375,148    3.96%
49 to  60 months                 30,428,267    4.44%       39,417,941    5.38%
61 to  72 months                 42,518,224    3.84%       59,525,528    4.47%
73 to  84 months                 20,000,000    4.26%        5,000,000    3.80%
85 to 120 months                 50,000,000    4.61%       30,000,000    4.10%
                              ------------------------------------------------

Total                         $ 274,153,786    4.67%    $ 294,611,162    4.67%
                              ================================================

The majority of the advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $42.3 million out of $75.0 million was used at March 31, 2007 and $58.2 million was used as of September 30, 2006, for general purposes. Included in the table above at March 31, 2007 and September 30, 2006 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $535.6 million of which $249.2 million was used as of March 31, 2007. The Company has two advances that are secured by investment and mortgage-backed securities totaling $25.0 million.

12. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Considered Well
                                                                                                              Capitalized Under
                                                                                      For Capital             Prompt Corrective
                                                                  Actual           Adequacy Purposes          Action Provisions

                                                             Amount       Ratio       Amount       Ratio      Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2007
                Tier 1 Capital (to assets)                 $49,019,555     6.55%    $29,957,960     4.00%   $37,447,450     5.00%
                Tier 1 Capital (to risk weighted assets)    49,019,555    12.92%     29,957,960     4.00%    44,936,940     6.00%
                Total Capital (to risk weighted assets)     50,965,899    13.43%     30,354,640     8.00%    37,943,300    10.00%

As of September 30, 2006
                Tier 1 Capital (to assets)                 $48,182,567     6.24%    $30,868,800     4.00%   $38,586,000     5.00%
                Tier 1 Capital (to risk weighted assets)    48,182,567    13.02%     14,800,960     4.00%    22,201,440     6.00%
                Total Capital (to risk weighted assets)     50,138,888    13.55%     29,601,920     8.00%    37,002,400    10.00%


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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At March 31, 2007, no loans were considered impaired.

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

Changes in Financial Position for the Six-Month Period Ended March 31, 2007
---------------------------------------------------------------------------

Total assets at March 31, 2007 were $763.6 million, a decrease of $12.0 million for the six-month period then ended. The decrease was primarily the result of a decrease in mortgage-backed securities held to maturity of $21.1 million and investment securities held to maturity of $4.3 million. These decreases were partially offset by an increase in loans receivable of $14.3 million. As of March 31, 2007, total deposits increased by $5.2 million to $434.5 million. Advances from borrowers for taxes and insurance also increased by $2.6 million. There was also a decrease in advances of $20.5 million due to the growth of deposits and normal cash flows.

Comparisons of Results of Operations for the Three and Six Month Period Ended
-----------------------------------------------------------------------------
March 31, 2007 with the Three and Six Month Period Ended March 31, 2006.
------------------------------------------------------------------------

Net Interest Income
-------------------

Net interest income was $2.94 million for the three-month period ended March 31, 2007 compared to $3.3 million for the comparable period in 2006. The decrease in the net interest income for the three-month period ended March 31, 2007 when compared to the same period in 2006 is attributed to the decrease in interest rate spread to 1.40% in 2007 from 1.57% in 2006. The decrease in the net interest income for the six-month period ended March 31, 2007 when compared to the same period in 2006 can be attributed to the decrease in interest rate spread to 1.36% in 2007 from 1.51% in 2006. Net interest income was $5.7 million for the six-month periods ended March 31, 2007 compared to $6.3 million for the same period in 2006.

Total interest income was $9.9 million for the three-month period ended March 31, 2007 compared to $9.6 million for the comparable period in 2006. For the six month period ended March 31, 2007, total interest income was $19.7 million compared to $19.1 million for the comparable period in 2006. The increase is the result of the increased average yield for the interest-earning assets to 5.53% and 5.44% for the three and six-month periods ended March 31, 2007, respectively, from 5.18% and 5.14% for the comparable periods in 2006.

Total interest expense increased to $7.0 million for the three-month period ended March 31, 2007 from $6.4 million for the comparable period in 2006. For the six-month period ended March 31, 2007, total interest expense increased to $14.0 million from $12.8 million for the comparable period in 2006. These increases occurred as a result of a increase in the average rate paid on interest-bearing liabilities to 4.13% and 4.10% for the three and six month periods ended March 31, 2007, respectively, from 3.62% and 3.63% for the comparable period ended March 31, 2006.

Other Income
------------

Non-interest income increased to $546,000 for the three-month period ended March 31, 2007 from $282,000 for the comparable period in 2006. The increase is due to the fact that the Company sold investments classified as held to maturity for a gain of approximately $160,000 and had approximately $48,000, $22,000 and $10,000 of additional income from fees associated with transaction accounts, fees associated with loans and additional Bank Owned Life Insurance ("BOLI") income. The Company sold securities held to maturity in accordance with provisions of SFAS No. 115 allowing such securities to be sold if principal reductions on such securities were at least 85%. Non-interest income increased to $938,000 for the six-month period ended March 31, 2007 from $604,000 for the comparable period in 2006. The increase is due to the fact that the Company sold investments for a gain of approximately $160,000 and had approximately $101,000, $35,000 and $15,000 of additional income from fees associated with transaction accounts, fees associated with loans and additional BOLI income.

Other Expenses
--------------

For the three-month period ended March 31, 2007, non-interest expenses increased by $284,000 or 14.0% to $2.3 million compared to $2.0 million for the same period in 2006. For the six month period ended March 31, 2007, non-interest expenses increased by $570,000 or 14.24% to $4.6 million compared to $4.0 million for the same period in 2006. Management believes that these are reasonable increases in the cost of operations after considering the impact of opening a new branch location in June of 2006 and additional expenses related to the Company's new commercial loan department. The annualized ratio of non-interest expenses to average assets for the three and six page -14-
month periods ended March 31, 2007 and 2006 were 1.23%, 1.21% and 1.06%, 1.04%, respectively.

Income Taxes
------------

The Company made provisions for income taxes of $268,500 and $449,500 for the three and six-month periods ended March 31, 2007, respectively, compared to $354,000 and $670,000 for the comparable periods in 2006. These provisions are based on the levels of taxable income, adjusted for tax-exempt income on investments. The Company's effective tax rate was 22.9% and 21.3% for the three and six-month periods ended March 21, 2007 compared to 23.4% and 23.0% for the three and six-month periods ended March 31, 2006.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Company had $63.0 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows, FHLB borrowings and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending March 31, 2008, is $276.4 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $535.6 million at March 31, 2007 of which $249.2 million was outstanding at March 31, 2007.

The Bank's net income for the six months ended March 31, 2007 of $1.7 million increased the Bank's stockholders' equity to $49.2 million or 6.6% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2007, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are page -15-
anticipated to be repaid. The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

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

                                                  1 Year       1 to 3        3 to 5        Over 5
                                                  or less       Years         Years         Years        Total
                                                 ---------    ---------     ---------     ---------    ---------
Interest-earning assets:
  Mortgage loans                                 $  34,159    $  54,663     $  42,658     $ 161,482    $ 292,962
  Commercial loans                                   5,873          766           328         2,533        9,500
  Mortgage-backed securities                        68,086       66,855        32,760        31,475      199,176
  Consumer and other loans                          48,445       27,056        12,825         9,140       97,466
  Investment securities and other investments       42,549       22,265        15,470        67,914      148,198
                                                 ----------------------     ---------     ---------    ---------

Total interest-earning assets                      199,112      171,605       104,041       272,544      747,302
                                                 --------------------------------------------------    ---------

Interest-bearing liabilities:
   Passbook and Club accounts                           --           --            --         2,875        2,875
   NOW accounts                                         --           --            --        44,450       44,450
   Money Market Deposit accounts                    16,663           --            --        35,144       51,807
   Choice Savings                                    1,499           --            --         4,499        5,998
   Certificate accounts                            199,758      112,099         6,466            --      318,323
   Borrowed money                                   75,146       47,494        44,131       107,383      274,154
                                                 ---------    ---------     ---------     ---------    ---------

Total interest-bearing liabilities                 293,066      159,593        50,597       194,351      697,607
                                                 ---------    ---------     ---------     ---------    ---------

Repricing GAP during the period                  $ (93,954)   $  12,012     $  53,444     $  78,193    $  49,695
                                                 ==========   =========     =========     =========    =========

Cumulative GAP                                   $ (93,954)   $ (81,942)    $ (28,498)    $  49,695
                                                 ==========   ==========    ==========    =========

Ratio of GAP during the period to total assets      -12.30%        1.57%         7.00%        10.24%
                                                 ==========   ==========    ==========    ==========

Ratio of cumulative GAP to total assets             -12.30%      -10.73%        -3.73%         6.51%
                                                 ==========   ==========    ==========    ==========

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

Part II       OTHER INFORMATION

      Item 1.     Legal Proceedings
                  Not applicable.

      Item 1A.    Risk Factors
                  There are no material changes to the risk factors set forth in
                  Part 1, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended September 30, 2006. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company's business.

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the quarter ended March 31, 2007:

                                                Total Number
                                                 of Shares
                                                Purchased as
                                                  Part of      Maximum Number of
                         Total                    Publicly      Shares that May
                       Number of    Average      Announced     Yet Be Purchased
                        Shares     Price Paid     Plans or      Under the Plans
       Period          Purchased   per Share      Programs      or Programs (a)

January 1 - 31, 2007                                                39,787
Febuary1 - 28, 2007                                                 39,787
March 1 - 31, 2007                                                  39,787
                       ---------   ----------   ------------   -----------------
       Total                                                        39,787
                                                               =================

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

      Item 6.       Exhibits
                    --------

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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: May 14, 2007       By: /s/ Ronald B. Geib
                      -------------------------------------
                      Ronald B. Geib
                      Chief Executive Officer

Date: May 14, 2007       By: /s/ Brendan J. McGill
                      -------------------------------------
                      Brendan J. McGill
                      Senior Vice President
                      Treasurer and Chief Financial Officer