Form 10-Q
period 2007-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2007-08-14
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 2007
                                      ----------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                      ---------------------------

                         Commission file number 0-29709

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

Common Stock, $.01 Par Value, 3,851,852 shares outstanding as of August 14, 2007

                                    HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                                       Index
                                                       -----

                                                                                                  PAGE(S)
                                                                                                  -------

Part I   FINANCIAL INFORMATION
           Item 1.   Financial Statements

                     Unaudited Consolidated Statements of Financial Condition as of
                     June 30, 2007 and September 30, 2006                                            1

                     Unaudited Consolidated Statements of Income for the Three and Nine
                     Months Ended June 30, 2007 and 2006                                             2

                     Unaudited Consolidated Statements of Comprehensive Income for the
                     Three and Nine Months Ended June 30, 2007 and 2006                              3

                     Unaudited Consolidated Statements of Stockholders' Equity for the Nine
                     Months Ended June 30, 2007 and 2006                                             4

                     Unaudited Consolidated Statements of Cash Flows for the Nine Months
                     Ended June 30, 2007 and 2006                                                    5

                     Notes to Unaudited Consolidated Financial Statements                          6 - 12

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          13 - 15

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   15 - 16

           Item 4.   Controls and Procedures                                                        16


Part II  OTHER INFORMATION

           Item 1. Legal Proceedings                                                                17

           Item 1A. Risk Factors                                                                    17

           Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                      17

           Item 3. Defaults upon Senior Securities                                                  17

           Item 4. Submission of Matters to a Vote of Security Holders                              17

           Item 5. Other information                                                                17

           Item 6. Exhibits                                                                         17

           Signatures                                                                               17

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                       June 30,       September 30,
                                                                                         2007             2006
                                                                                     -------------    -------------
Assets
Cash and amounts due from depository institutions                                    $   1,510,329    $   1,596,695
Interest bearing deposits in other banks                                                 6,551,884        8,453,455
                                                                                     -------------    -------------
     Total cash and cash equivalents                                                     8,062,213       10,050,150
Investment securities held to maturity (fair value -
       June 30, $107,825,000; September 30, $111,248,000)                              109,004,555      111,098,682
Investment securities available-for-sale at fair value                                   3,136,740        8,107,759
Mortgage-backed securities held to maturity (fair value -
        June 30, $194,758,000; September 30, $213,913,000)                             201,535,852      219,493,818
Mortgage-backed securities available-for-sale at fair value                                843,185          820,255
Loans receivable (net of allowance for loan losses -
       June 30, $1,942,635; September 30, $1,955,805)                                  412,588,709      385,450,375
Accrued interest receivable                                                              4,088,327        3,969,610
Federal Home Loan Bank stock - at cost                                                  14,016,800       15,498,600
Office properties and equipment, net                                                     9,936,294        8,013,969
Prepaid expenses and other assets                                                       14,923,492       13,134,625
                                                                                     -------------    -------------
TOTAL ASSETS                                                                         $ 778,136,167    $ 775,637,843
                                                                                     =============    =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                        $ 433,074,017    $ 429,254,047
     Advances                                                                          288,017,416      294,611,162
     Accrued interest payable                                                            1,299,302        1,406,161
     Advances from borrowers for taxes and insurance                                     5,302,219        1,184,089
     Accounts payable and accrued expenses                                               1,398,415          711,014
                                                                                     -------------    -------------
Total liabilities                                                                      729,091,369      727,166,473
                                                                                     -------------    -------------


Stockholders' equity:
     Preferred stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000 shares authorized;
       3,921,177 shares issued                                                              39,212           39,212
     Additional paid-in capital                                                          8,045,407        7,992,014
     Treasury stock, at cost (June 2007, 69,325 shares; Sept. 2006, 71,441 shares)      (1,207,899)      (1,262,412)
     Retained earnings - partially restricted                                           42,222,340       41,714,616
     Accumulated other comprehensive loss                                                  (54,262)         (12,060)
                                                                                     -------------    -------------
Total stockholders' equity                                                              49,044,798       48,471,370
                                                                                     -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 778,136,167    $ 775,637,843
                                                                                     =============    =============

See notes to unaudited condensed consolidated financial statements.


                                   page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                                     For the Three Months Ended     For the Nine Months Ended
                                                              June 30,                     June 30,
                                                     ---------------------------    --------------------------
                                                         2007             2006          2007           2006
                                                         ----             ----          ----           ----
INTEREST INCOME:
  Interest on mortgage loans                         $  4,345,651   $  4,023,126   $ 12,780,537   $ 11,891,575
  Interest on commercial loans                            205,535             94        358,443             94
  Interest on mortgage-backed securities                2,264,047      2,650,659      7,043,291      8,253,139
  Interest on consumer and other loans                  1,507,035      1,445,886      4,512,153      4,175,255
  Interest and dividends on tax-exempt investments        360,377        336,337      1,048,210      1,003,323
  Interest and dividends on taxable investments         1,432,543      1,460,390      4,104,033      3,682,156
                                                     ------------   ------------   ------------   ------------
Total interest and dividend income                     10,115,188      9,916,492     29,846,667     29,005,542
                                                     ------------   ------------   ------------   ------------
Interest Expense:
  Interest on deposits                                  3,977,683      3,356,247     11,506,003      9,699,417
  Interest on borrowings                                3,271,204      3,280,298      9,727,729      9,756,035
                                                     ------------   ------------   ------------   ------------
Total interest expense                                  7,248,887      6,636,545     21,233,732     19,455,452
                                                     ------------   ------------   ------------   ------------

Net Interest Income                                     2,866,301      3,279,947      8,612,935      9,550,090
Provision for loan losses                                      --             --             --             --
                                                     ------------   ------------   ------------   ------------
Net Interest Income after Provision
  for Loan Losses                                       2,866,301      3,279,947      8,612,935      9,550,090
                                                     ------------   ------------   ------------   ------------

Other Income:
  Gain on sales of securities                                  --         18,005        159,888         27,395
  Other income                                            474,750        344,739      1,253,062        982,021
                                                     ------------   ------------   ------------   ------------
Total other income                                        474,750        362,744      1,412,950      1,009,416
                                                     ------------   ------------   ------------   ------------

Other Expenses:
  Salaries and employee benefits                        1,201,798      1,176,228      3,758,378      3,344,031
  Occupancy and equipment                                 438,386        384,656      1,251,240      1,137,674
  Deposit insurance premiums                               13,033         13,656         39,412         41,132
  Other                                                   662,654        582,595      1,841,273      1,638,625
                                                     ------------   ------------   ------------   ------------
Total other expenses                                    2,315,871      2,157,135      6,890,303      6,161,462
                                                     ------------   ------------   ------------   ------------

Income before Income Taxes                              1,025,180      1,485,556      3,135,582      4,398,044

Income tax expense                                        211,500        386,000        661,000      1,056,177
                                                     ------------   ------------   ------------   ------------

Net Income                                           $    813,680   $  1,099,556   $  2,474,582   $  3,341,867
                                                     ============   ============   ============   ============



Basic Earnings Per Share                             $       0.21   $       0.29   $       0.64   $       0.86
                                                     ============   ============   ============   ============

Diluted Earnings Per Share                           $       0.21   $       0.28   $       0.63   $       0.85
                                                     ============   ============   ============   ============


Dividends Per Share                                  $       0.17   $       0.16   $       0.51   $       0.48
                                                     ============   ============   ============   ============

See notes to unaudited condensed consolidated financial statements.


                                   page -2-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statements of Comprehensive Income

                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                     2007                 2006
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $    813,680       $  1,099,556

Other Comprehensive Loss

Unrealized loss on securities net of tax
2007, ($20,756); 2006, ($15,517)                                                         (39,917)(1)        (29,841)
                                                                                    ------------       -------------
Total Comprehensive Income                                                          $    773,763       $  1,069,715
                                                                                    ============       ============

(1) Disclosure of reclassification amount, net of tax for the three months ended:         2007              2006
                                                                                         -----             -----
    Net unrealized gain arising during the three months ended                       $    (39,917)      $    (17,958)
    Less: Reclassification adjustment for net gains included in net income
    Net of tax expense -2007, $0; 2006, $6,122                                               --             11,883
                                                                                    ------------       ------------

     Net unrealized loss on securities                                              $    (39,917)      $    (29,841)
                                                                                    ============       ============
                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                        2007                   2006
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                          $  2,474,582       $  3,341,867

Other Comprehensive Loss

Unrealized loss on securities net of tax benefit
2007, $21,945; 2006, $15,043                                                             (42,202)(1)        (28,928)
                                                                                    ------------       ------------

Total Comprehensive Income                                                          $  2,432,380       $  3,312,939
                                                                                    ============       ============

(1) Disclosure of reclassification amount, net of tax for the six months ended:           2007               2006
                                                                                         -----              -----
     Net unrealized gain arising during the six months ended                        $     63,324       $    (10,847)
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2007, $54,362; 2006, $9,314                                     105,526             18,081
                                                                                    ------------       ------------

     Net unrealized loss on securities                                              $    (42,202)      $    (28,928)
                                                                                    ============       ============

See notes to unaudited condensed consolidated financial statements.

                                   page -3-

                   Harleysville Savings Financial Corporation
       Unaudited Condensed Consolidated Statement of Stockholders' Equity

                                                  Common                     Additional
                                                  Stock         Common         Paid-in             Treasury
                                                  Shares        Stock          Capital               Stock
----------------------------------------------------------------------------------------------------------

Balance at October 1, 2006                      3,921,177   $      39,212   $   7,992,014    $  (1,262,412)

 Net Income
 Dividends declared - $.51 per share
 Stock Option Compensation                                                         76,450
 Treasury stock purchased (25,996 shares)                                                         (433,452)
 Treasury stock issued for stock options
   exercised (3,751 shares)                                                       (16,001)          65,180
 Treasury Stock issued under
  Dividend Reinvestment Plan
      (24,361 shares)                                                              (7,056)         422,785
 Unrealized holding loss on
  available - for- sale
  securities, net of tax
Unrealized holding loss on
 available - for- sale  securities,
   net of tax                               -------------   -------------   -------------    -------------

Balance at June 30, 2007                        3,921,177   $      39,212   $   8,045,407    $  (1,207,899)
                                            =============   =============   =============    =============

                                                     Retained            Accumulated
                                                     Earnings-              Other                 Total
                                                     Partially          Comprehensive          Stockholders'
                                                    Restricted              Loss                 Equity
----------------------------------------------------------------------------------------------------------

Balance at October 1, 2006                         $  41,714,616      $     (12,060)         $  48,471,370

Net Income                                             2,474,582                                 2,474,582
Dividends declared - $.51 per share                   (1,966,858)                               (1,966,858)
Stock Option Compensation                                                                           76,450
Treasury stock purchased (25,996 shares)                                                          (433,452)
Treasury stock issued for stock options
  exercised (3,751 shares)                                                                          49,179
Treasury Stock issued under
Dividend Reinvestment Plan  (24,361 shares)                                                        415,729
Unrealized holding loss on
 available - for- sale  securities, net of tax                              (42,202)               (42,202)
                                                   -------------      -------------          -------------

 Balance at June 30, 2007                          $  42,222,340      $     (54,262)         $  49,044,798
                                                   =============      =============          =============


                                           Common                    Additional
                                           Stock        Common         Paid-in                Treasury
                                           Shares        Stock         Capital                  Stock
--------------------------------------------------------------------------------------------------------


Balance at October 1, 2005                3,904,136   $       39,041   $    7,610,511    $      (60,107)

Net Income
Issuance of Common Stock                     17,041              171
Dividends declared- $.48 per share
Option Compensation                                                            77,225
Treasury stock purchased                                                                     (1,681,657)
Treasury stock issued for stock
   options exercised                                                          (19,526)          169,601
 Stock delivered under Dividend
   Reinvestment Plan                                                          304,087           143,297
 Unrealized holding loss on
  available - for-  sale
  securities, net of tax
                                     --------------   --------------   --------------    --------------

Balance at June 30, 2006                  3,921,177   $       39,212    $   7,972,297    $   (1,428,866)
                                     ==============   ==============   ==============    ==============


                                        Retained       Accumulated
                                        Earnings-         Other                Total
                                       Partially      Comprehensive        Stockholders'
                                      Restricted          Loss                 Equity
                                     ---------------  ---------------   ---------------

Balance at October 1, 2005           $   39,995,584   $       (9,213)   $   47,575,816

Net Income                                3,341,867                          3,341,867
Issuance of Common Stock                                                           171
Dividends declared- $.48 per share       (1,868,081)                        (1,868,081)
Option Compensation                                                             77,225
Treasury stock purchased                                                    (1,681,657)
Treasury stock issued for stock
   options exercised                                                           150,075
Stock delivered under Dividend
   Reinvestment Plan                                                           447,384

Unrealized holding loss on
  available - for-  sale
  securities, net of tax                                     (28,928)          (28,928)
                                     --------------   --------------    --------------

Balance at June 30, 2006              $  41,469,370   $      (38,141)   $   48,013,872
                                     ==============   ==============    ==============

See notes to unaudited condensed consolidated financial statements.

                                   page -4-

                   Harleysville Savings Financial Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                            Nine Months Ended June 30,
                                                                            --------------------------
                                                                              2007               2006
                                                                              ----               ----
Operating Activities:
Net Income                                                             $    2,474,582    $    3,341,867
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                              384,391           332,440
    Compensation charge on stock options                                       76,450            77,225
    Amortization of deferred loan fees                                          1,965           (35,195)
    Realized loss on disposal of fixed assets                                      --             3,124
    Gain on sale of securities                                               (159,888)          (27,395)
    Increase in cash surrender value of life insurance                       (353,000)         (324,000)
    Net amortization of premiums and discounts                                193,050           255,198
    Changes in assets and liabilities which provided (used) cash:
      Increase in accounts payable and accrued
      expenses                                                                687,401           204,080
      Increase in prepaid expenses and other assets                          (684,610)       (1,191,970)
      Increase in accrued interest receivable                                (118,717)         (352,069)
      Decrease in accrued interest payable                                   (106,859)          (22,152)
                                                                       --------------    --------------
Net cash provided by operating activities                                   2,394,765         2,261,153
                                                                       --------------    --------------

Investing Activities:
Purchase of investment securities held to maturity                        (19,917,941)      (23,749,535)
Purchase of investment securities available for sale                         (466,003)       (2,064,820)
Purchase of mortgage-backed securities held to maturity                   (20,939,437)       (2,011,250)
Proceeds from maturities of investment securities held to maturity         22,264,002           316,618
Proceeds from maturities of investment securities available for sale        5,414,090           327,357
Principal collected on long-term loans & mortgage-backed securities       104,038,244       100,099,282
Proceeds of FHLB stock                                                      1,481,800           770,900
Long-term loans originated                                                (93,359,693)      (76,642,716)
Purchases of premises and equipment                                        (2,306,716)       (2,564,760)
                                                                       --------------    --------------
Net cash used in investing activities                                      (3,791,654)       (5,518,924)
                                                                       --------------    --------------

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                    8,087,798        (2,317,137)
Net (decrease) increase in certificates of deposit                         (4,267,828)       17,021,099
Cash dividends                                                             (1,966,858)       (1,868,081)
Proceeds from advances                                                     25,000,000                --
Repayment of FHLB advances                                                (31,593,746)      (11,026,922)
Treasury stock delivered under employee stock plan and
  Dividend Reinvestment Plan                                                  464,908           597,459
Purchase of treasury stock                                                   (433,452)       (1,681,657)
Net proceeds from issuance of stock                                                --               171
Net increase in advances from borrowers for taxes & insurance               4,118,130         3,893,887
                                                                       --------------    --------------
Net cash (used in) provided by financing activities                          (591,048)        4,618,819
                                                                       --------------    --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,987,937)        1,361,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           10,050,150         7,934,980
                                                                       --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    8,062,213    $    9,296,028
                                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                       $      556,000    $    1,066,927
    Interest expense                                                       21,340,591        19,435,267

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2007 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years begining after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company is currently evaluating the impact of adopting FIN 48 and FIN-48-1 on its Consolidated Financial Statements.

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

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is continuing to evaluate the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements:
(EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

                                    page -6-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                           June 30, 2007
                                                                      Gross             Gross
                                                   Amortized         Unrealized       Unrealized     Approximate
                                                      Cost             Gains            Losses        Fair Value
----------------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 years through 5 years           $   5,000,000   $          --   $    (125,000)   $   4,875,000
      Due after 5 years through 10 years             20,910,158           2,008        (496,166)      20,416,000
      Due after 10 years through 15 years            48,419,042           3,014      (1,223,056)      47,199,000
      Due after 15 years                              8,813,835           1,625        (138,460)       8,677,000
Tax-Exempt Obligations
      Due after 5 years through 10 years                847,899          19,101              --          867,000
      Due after 10 years through 15 ye               16,804,981         802,146            (127)      17,607,000
      Due after 15 years                              8,208,640         181,348        (206,096)       8,184,000
                                                  -------------   -------------   -------------    -------------
Total Investment Securities                       $ 109,004,555   $   1,009,242   $  (2,188,905)   $ 107,825,000
                                                  =============   =============   =============    =============

A summary of investment with unrealized losses, aggregated by category, at June 30, 2007 is as follows:

                                Less than 12 Months                  12 Months or Longer               Total            Total
                           Fair Value   Unrealized Losses       Fair Value     Unrealized Losse     Fair Value    Unrealized Losses
                           ----------   -----------------       ----------     ----------------     ----------    -----------------
US Government agencies   $    14,166,408   $     (306,102)   $    59,675,606   $    (1,676,580)   $    73,842,014   $   (1,982,682)
Tax-Exempt Obligations         2,810,473         (206,223)                --                --          2,810,473         (206,223)
                         ---------------   ----------------------------------------------------------------------------------------
Total                    $    16,976,881   $     (512,325)   $    59,675,606   $    (1,676,580)   $    76,652,487   $   (2,188,905)
                         ===============   ========================================================================================

At June 30, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of 23 US Government Agency Securities that at such date had an aggregate depreciation of 2.7% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment.

                                                                      September 30, 2006
                                                                    Gross             Gross
                                                Amortized        Unrealized         Unrealized          Approximate
                                                   Cost             Gains             Losses            Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 year through 5 years      $    12,000,000                      $      (146,000)   $    11,854,000
      Due after 5 years through 10 years         21,878,790   $        24,290           (386,080)        21,517,000
      Due after 10 years through 15 years        46,237,147            45,273           (769,420)        45,513,000
      Due after 15 years                          6,386,754                              (97,754)         6,289,000
Tax Exempt Obligations
      Due after 10 years through 15 years        17,981,750           997,250                 --         18,979,000
      Due after 15 years                          6,614,241           481,759                 --          7,096,000
                                            ---------------   ---------------    ---------------    ---------------
Total Investment Securities                 $   111,098,682   $     1,548,572    $    (1,399,254)   $   111,248,000
                                            ===============   ===============    ===============    ===============

A summary of investment with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                               Less than 12 Months                  12 Months or Longer               Total             Total
                          Fair Value    Unrealized Losses   Fair Value        Unrealized Losses     Fair Value    Unrealized Losses
                         -----------    -----------------   ----------        -----------------     ----------    -----------------
US Government agencies  $    26,578,627  $      (216,285)   $    50,655,619   $    (1,182,969)   $    77,234,246  $    (1,399,254)
                        ---------------  ---------------    ---------------   ---------------    ---------------  ---------------
Total                   $    26,578,627  $      (216,285)   $    50,655,619   $    (1,182,969)   $    77,234,246  $    (1,399,254)
                        ===============  ===============    ===============   ===============    ===============  ===============

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

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, is as follows:

                                                      June 30, 2007
                                                   Gross          Gross
                                 Amortized       Unrealized     Unrealized
                                    Cost           Gains          Losses          Fair Value
--------------------------------------------------------------------------------------------
Equity Securities             $   1,516,667   $      20,552   $    (160,765)   $   1,376,453
Money Market Mutual Funds         1,760,287                                        1,760,287
                              -------------   -------------   -------------    -------------

Total Investment Securities   $   3,276,954   $      20,552   $    (160,765)   $   3,136,740
                              =============   =============   =============    =============

A summary of investment securities available for sale with unrealized losses, aggregated by category, at June 30, 2007 is as follows:

                            Less than 12 Months                  12 Months or Longer             Total                Total
                      Fair Value     Unrealized Losses    Fair Value     Unrealized Losses     Fair Value       Unrealized Losses
                      ----------     -----------------    ----------     -----------------     ----------       ------------------
Equity Securities   $      955,253   $     (160,765)    $           --   $              --   $      955,253     $         (160,765)
                    --------------   --------------     --------------   -----------------   --------------     ------------------
Total               $      955,253   $     (160,765)    $           --   $              --   $      955,253     $         (160,765)
                    ==============   ==============     ==============   =================   ==============     ==================

There were no securities in a loss position greater then twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment.

                                                     September 30, 2006
                                                   Gross           Gross
                               Amortized        Unrealized      Unrealized
                                 Cost              Gains            Losses         Fair Value
---------------------------------------------------------------------------------------------
Equity Securities             $ 1,050,664      $    13,802      $   (67,143)      $   997,323
Money Market Mutual Funds       7,110,436                                           7,110,436
                              -----------      -----------      -----------       -----------
Total Investment Securities   $ 8,161,100      $    13,802      $   (67,143)      $ 8,107,759
                              ===========      ===========      ===========       ===========

A summary of investment securities available for sale with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                               Less than 12 Months               12 Months or Longer             Total                Total
                         Fair Value    Unrealized Losses   Fair Value    Unrealized Losses    Fair Value        Unrealized Losses
                         ----------    -----------------   ----------    -----------------    ----------        -----------------
Equity Securities          $ 582,873        $ (67,143)            $ --              $ --         $ 582,873          $(67,143)
                        ------------- ----------------     ------------  ----------------   ---------------       -----------
Total                      $ 582,873        $ (67,143)            $ --              $ --         $ 582,873          $(67,143)
                        ============= ================     ============  ================   ===============       ===========

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

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                                    June 30,2007
                                                             Gross               Gross
                                         Amortized         Unrealized          Unrealized       Approximate
                                           Cost              Gains               Losses          Fair Value
------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $    18,040,691   $        46,507   $      (506,198)   $    17,581,000
FHLMC pass-through certificates            92,203,540            72,255        (3,176,795)        89,099,000
FNMA pass-through certificates             91,019,174             6,542        (3,222,716)        87,803,000
GNMA pass-through certificates                272,447             2,553                --            275,000
                                      ---------------   ---------------   ---------------    ---------------

Total Mortgage-Backed Securities      $   201,535,852   $       127,857   $    (6,905,709)   $   194,758,000
                                      ===============   ===============   ===============    ===============

A summary of motgage-backed securities held to maturity with unrealized losses, aggregated by category, at June 30, 2007 is as follows:

                                     Less than 12 Months                12 Months or Longer             Total          Total
                               Fair Value   Unrealized Losses     Fair Value      Unrealized Losses  Fair Value   Unrealized Losses
                               ----------   -----------------     ----------      -----------------  ----------   -----------------
Mortgage-backed securities
held to maturity              $   12,069,301   $     (225,200)   $  167,856,517   $   (6,680,509)   $ 179,925,818   $(6,905,709)
                              --------------   --------------    --------------   --------------    --------------  ------------
Total                         $   12,069,301   $     (225,200)   $  167,856,517   $   (6,680,509)   $ 179,925,818   $(6,905,709)
                              ==============   ==============    ==============   ==============    ==============  ============

At June 30, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 88 securities that at such date had an aggregate depreciation of 3.83% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost and the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment.

                                                                September 30,2006
                                                              Gross            Gross
                                             Amortized      Unrealized      Unrealized          Approximate
                                               Cost           Gains           Losses            Fair Value
------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $    15,088,964   $        88,867   $      (319,831)   $    14,858,000
FHLMC pass-through certificates            98,855,830            70,407        (2,793,237)        96,133,000
FNMA pass-through certificates            100,287,098            83,203        (2,825,301)        97,545,000
GNMA pass-through certificates              5,261,926           115,074                            5,377,000
                                      ---------------   ---------------   ---------------    ---------------

Total Mortgage-Backed Securities      $   219,493,818   $       357,551   $    (5,938,369)   $   213,913,000
                                      ===============   ===============   ===============    ===============

A summary of mortgage-backed securities held to maturity with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                                     Less than 12 Months               12 Months or Longer              Total            Total
                             Fair Value       Unrealized Losses   Fair Value     Unrealized Losses   Fair Value    Unrealized Losses
                             ----------       -----------------   ----------     -----------------   ----------    -----------------
Mortgage-backed securities
held to maturity             $ 6,898,645        $    (68,773)    $ 191,950,265   $  (5,869,596)     $ 198,848,910   $    (5,938,369)
                             ---------------   -------------     -------------   ---------------    -------------   ---------------
Total                        $ 6,898,645        $    (68,773)    $ 191,950,265   $  (5,869,596)     $ 198,848,910   $    (5,938,369)
                            ===============    =============     =============   ==============     =============   ===============

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

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                             June 30,2007
                                                         Gross           Gross
                                      Amortized       Unrealized       Unrealized
                                        Cost            Gains            Losses       Fair Value
----------------------------------------------------------------------------------------------------
FNMA pass-through certificates     $      785,187   $       57,998   $           --   $      843,185
                                   --------------   --------------   --------------   --------------

Total Mortgage-Backed Securities   $      785,187   $       57,998   $           --   $      843,185
                                   ==============   ==============   ==============   ==============
                                                          September 30,2006
                                                       Gross              Gross
                                    Amortized        Unrealized        Unrealized
                                      Cost             Gains             Losses         Fair Value
----------------------------------------------------------------------------------------------------
FNMA pass-through certificates     $      785,187   $       35,068   $           --   $      820,255
                                   --------------   --------------   --------------   --------------

Total Mortgage-Backed Securities   $      785,187   $       35,068   $           --   $      820,255
                                   ==============   ==============   ==============   ==============

6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                  June 30, 2007       September 30, 2006
                                                  -------------      -------------------
Residential Mortgages                          $    294,755,195       $    282,181,674
Commercial Loans                                     20,155,088              5,893,737
Construction                                          6,453,567              6,986,632
Savings Account                                         954,129              1,002,672
Home Equity                                          73,527,524             70,515,174
Automobile and other                                    923,953                811,963
Home Equity Line of Credit                           21,508,896             25,499,895
                                               ----------------       ----------------

Total                                               418,278,352            392,891,747
Undisbursed portion of loans in process              (3,250,081)            (4,941,266)
Deferred loan fees                                     (496,927)              (544,301)
Allowance for loan losses                            (1,942,635)            (1,955,805)
                                               ----------------       ----------------

Loans Receivable - net                         $    412,588,709       $    385,450,375
                                               ================       ================

The total amount of loans being serviced for the benefit of others was approximately $3.8 million and $3.9 million at June 30, 2007 and September 30, 2006, respectively. The Company is not involved in any sub prime lending activity.

The following schedule summarizes the changes in the allowance for loan losses:

                               Nine Months Ended              Year Ended
                                 June 30, 2007            September 30, 2006
                               ---------------            ------------------
Balance, beginning of period   $    1,955,805                $    1,967,607
  Amounts charged-off                 (18,343)                      (20,326)
  Loan recoveries                       5,173                         8,524
                               --------------                --------------
Balance, end of period         $    1,942,635                $    1,955,805
                               ==============                ==============

                                    page -10-

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classification as follows:

                                                June 30, 2007        September 30, 2006
                                               --------------        ------------------
Land                                           $    1,159,032        $        1,159,031
Buildings                                           9,673,407                 7,543,587
Furniture, fixtures and equipment                   3,865,225                 3,694,898
Automobiles                                            24,896                    24,896
                                               --------------        ------------------
Total                                              14,722,560                12,422,412
  Less accumulated depreciation                    (4,786,266)               (4,408,443)
                                               --------------        ------------------
Net                                            $    9,936,294        $        8,013,969
                                               ==============        ==================

8.  DEPOSITS

Deposits are summarized as follows:

                                                June 30, 2007        September 30, 2006
                                               --------------       ------------------
Non-interest bearing checking                  $   12,677,157        $      10,338,951
NOW accounts                                       15,871,223               15,719,531
Checking accounts                                  26,958,076               20,410,198
Money Market Demand accounts                       58,434,006               58,989,416
Passbook and Club accounts                          2,930,583                3,325,151
Certificate accounts                              316,202,972              320,470,800
                                               --------------        -----------------
Total deposits                                 $  433,074,017        $     429,254,047
                                               ==============        =================

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2007 and September 30, 2006 amounted to approximately $44.9 million and $47.6 million, respectively. Amounts in excess of $100,000 may not be federally insured.

9.  COMMITMENTS

At June 30, 2007, the following commitments were outstanding:

Origination of loans                            $   12,847,810
Unused line of credit loans                         41,259,152
Loans in process                                     3,250,081
                                                --------------
Total                                           $   57,357,043
                                                ==============

                                      page -11-

10. EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

                          For the Three Months Ended             For the Nine Months Ended
                                  June, 30,                             June, 30,
             -----------------------------------------------------------------------------------
                           2007              2006              2007                      2006
                           ----              ----              ----                      ----
 Basic                   3,859,397         3,850,573         3,859,267                 3,882,257
Diluted                  3,877,469         3,884,553         3,888,142                 3,913,936

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

11. ADVANCES

Advances consists of the following:

                                         June 30,                     September 30,
                                          2007                             2006
                                                    Weighted                       Weighted
                                                    Interest                       Interest
   Maturing Period               Amount               Rate          Amount           Rate
-------------------------------------------------------------------------------------------
 1 to  12 months        $      89,020,222            5.22%     $  79,492,234         4.92%
13 to  24 months               27,282,184            4.28%        46,949,489         4.79%
25 to  36 months               14,274,748            4.49%        25,850,822         4.07%
37 to  48 months               15,000,000            5.26%         8,375,148         3.96%
49 to  60 months               52,153,557            4.59%        39,417,941         5.38%
61 to  72 months               20,286,705            4.02%        59,525,528         4.47%
73 to  84 months               20,000,000            4.26%         5,000,000         3.80%
85 to 120 months               50,000,000            4.62%        30,000,000         4.10%
                        ------------------------------------------------------------------
Total                   $     288,017,416            4.73%     $ 294,611,162         4.67%
                        ==================================================================

The majority of the advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $54.5 million out of $75.0 million was used at June 30, 2007 and $58.2 million was used as of September 30, 2006, for general purposes. Included in the table above at June 30, 2007 and September 30, 2006 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $518.0 million of which $263.0 million was used as of June 30, 2007. The Company has two advances that are secured by investment and mortgage-backed securities totaling $25.0 million.

12. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                         For Capital
                                                                      Actual                          Adequacy Purposes

                                                               Amount         Ratio                Amount            Ratio
--------------------------------------------------------------------------------------------------------------------------
As of June 30, 2007
                      Tier 1 Capital (to assets)                $ 48,909,123          6.42%   $30,490,440             4.00%
                      Tier 1 Capital (to risk weighted assets)    40,909,123         12.71%    15,389,320             4.00%
                      Total Capital (to risk weighted assets)     50,852,135         13.22%    30,778,640             8.00%

As of September 30, 2006
                      Tier 1 Capital (to assets)                $ 48,182,567          6.24%   $30,868,800             4.00%
                      Tier 1 Capital (to risk weighted assets)    48,182,567         13.02%    14,800,960             4.00%
                      Total Capital (to risk weighted assets)     50,138,888         13.55%    29,601,920             8.00%

                                                                    To Be Considered Well
                                                                      Capitalized Under
                                                                      Prompt Corrective
                                                                      Action Provisions

                                                                      Amount        Ratio
------------------------------------------------------------------------------------------
As of June 30, 2007
                      Tier 1 Capital (to assets)                  $ 38,113,050      5.00%
                      Tier 1 Capital (to risk weighted assets)      23,083,980      6.00%
                      Total Capital (to risk weighted assets)       38,473,300     10.00%

As of September 30, 2006
                      Tier 1 Capital (to assets)                  $ 38,586,000      5.00%
                      Tier 1 Capital (to risk weighted assets)      22,201,440      6.00%
                      Total Capital (to risk weighted assets)       37,002,400     10.00%

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

The Company's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties and commercial loans in the Company's primary market area. The Company also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Company's primary lending area. The Company serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.

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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At June 30, 2007, no loans were considered impaired.

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

Changes in Financial Position for the Nine-Month Period Ended June 30, 2006
---------------------------------------------------------------------------

Total assets at June 30, 2007 were $778.1 million, an increase of $2.5 million for the nine-month period then ended. The increase was primarily the result of increases in loans receivable of $24.6 million, other assets of $4.3 million and office property and equipment of $1.9 million. These increases were partially offset by a decrease in mortgage-backed securities held to maturity of $18.0, investment securities of $7.1 million, cash and cash equivalents of $2.0 million and Federal Home Loan Bank stock of $1.5 million.

As of June 30, 2007, total deposits increased by $3.8 million to $433.1 million. Advances from borrowers for taxes and insurance also increased by $4.1 million. There was also a decrease in advances from Federal Home Loan Bank of $6.6 million due to the growth of deposits and normal cash flows.

Comparisons of Results of Operations for the Three and Nine Month Period Ended
------------------------------------------------------------------------------
June 30, 2007 with the Three and Nine Month Period Ended June 30, 2006.
-----------------------------------------------------------------------
Net Interest Income
-------------------

 Net interest income was $2.9 million for the three-month period ended June 30, 2007 compared to $3.3 million for the comparable period in 2006. The decrease in the net interest income for the three-month period ended June 30, 2007 when compared to the same period in 2006 is attributed to the decrease in interest rate spread to 1.29% in 2007 from 1.58% in 2006. Net interest income was $8.6 million for the nine-month period ended June 30, 2007 compared to $9.6 million for the comparable period in 2006. The decrease in the net interest income for the nine-month period ended June 30, 2007 when compared to the same period in 2006 is attributed to the decrease in interest rate spread to 1.30% in 2007 from 1.54% in 2006.

Non-interest Income
-------------------

Non-interest income increased to $475,000 for the three-month period ended June 30, 2007 from $363,000 for the comparable period in 2006. For the nine-month period ended June 30, 2007, non-interest income increased to $1,413,000 from $1,099,000 for the comparable period in 2006. The three-month and the nine-month increase are due to the fact that the Company sold investments for a gain, had additional income from fees associated with transaction accounts, fees associated with loans and additional Bank Owned Life Insurance ("BOLI") income.

Non-interest Expenses
---------------------

During the quarter ended June 30, 2007, non-interest expenses increased by $159,000 or 8.0% to $2.3 million when compared to the same period in 2006. For the nine-month period ended June 30, 2007, non-interest expenses increased by $729,000 or 12.0% compared to the comparable period in 2006. Management believes these are reasonable increases in the cost of operations after considering the impact of opening a new branch location in June of 2006 and additional expenses related to the Company's new commercial loan department. The annualized ratio of expenses to average assets for the three and nine month periods ended June 30, 2007 and 2006 were 1.21%, 1.21% and 1.12% and 1.07%, respectively.

Income Taxes
------------

The Company made provisions for income taxes of $212,000 and $661,000 for the three and nine-month periods ended June 30, 2007, respectively, compared to $386,000 and $1,056,000 for the comparable periods in 2006. These provisions are based on the levels of taxable income, adjusted for tax-exempt income on investments. The Company's effective tax rate was 20.7% and 21.1% for the three and nine-month periods ended June 30, 2007 compared to 26.0% and 24.0% for the three and nine-month periods ended June 30, 2006. The decrease in the Company's effective tax rates for the 2007 periods compared to the 2006 periods is due to lower pretax income with level amounts of tax-exempt income.

                                     page -14-

Liquidity and Capital Recourses
-------------------------------

As of June 30, 2007, the Company had $57.4 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows, FHLB borrowings and new deposits. The amount of certificate accounts, which are scheduled to mature during the 12 months ending June 30, 2008, is $204.5 million. Management expects that a substantial portion of these maturing deposits will remain as accounts in the Company. The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $518.0 million at June 30, 2007 of which $263.0 million was outstanding at June 30, 2007.

The Bank's net income for the nine months ended June 30, 2007 of $2.5 million, dividends paid of $2.0 million and a net effect of treasury shares purchased and used of $31,000 resulted in the Bank's stockholders' equity to increase to $49.0 million or 6.3% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.

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

The CFO also meets weekly with the Company's other senior officers to review and establish policies and strategies designed to regulate the Company's flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company's assets. The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2007, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

The passbook accounts, negotiable order of withdrawal ("NOW") accounts, interest bearing accounts, and money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

                                     page -15-

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

                                                    1 Year        1 to 3           3 to 5            Over 5
                                                    or less        Years            Years            Years              Total
                                                 ------------    ------------     ------------     ------------    ------------
Interest-earning assets:
  Mortgage loans                                 $     37,321    $     55,923     $     43,737     $    157,774    $    294,755
  Commercial loans                                      6,975           1,157              494            9,029          17,655
  Mortgage-backed securities                           68,455          68,301           33,468           32,155         202,379
  Consumer and other loans                             44,509          27,188           12,861           18,810         103,368
  Investment securities and
    other investments                                  39,450          18,651           16,975           69,919         144,995
                                                 ------------    ------------     ------------     ------------    ------------

Total interest-earning assets                         196,710         171,220          107,535          287,687         763,152
                                                 ------------    ------------     ------------     ------------    ------------

Interest-bearing liabilities:
   Passbook and Club accounts                              --              --               --            2,931           2,931
   NOW and interest checking accounts                      --              --               --           42,829          42,829
   Money Market Deposit accounts                       22,073              --               --           36,361          58,434
   Certificate accounts                               204,470         105,101            6,632               --         316,203
   Borrowed money                                      89,020          41,557           67,154           90,286         288,017
                                                 ------------    ------------     ------------     ------------    ------------

Total interest-bearing liabilities                    315,563         146,658           73,786          172,407         708,414
                                                 ------------    ------------     ------------     ------------    ------------

Repricing GAP during the period                  $   (118,853)   $     24,562     $     33,749     $    115,280    $     54,738
                                                 ============    ============     ============     ============    ============

Cumulative GAP                                   $   (118,853)   $   (100,790)    $    (65,732)    $     54,738
                                                 ============    ============     ============     ============

Ratio of GAP during the period to total assets        -15.27%            3.16%            4.34%           14.81%
                                                 ============    ============     ============     ============

Ratio of cumulative GAP to total assets               -15.27%         -12.12%           -7.78%             7.03%
                                                 ============    ============     ============     ============

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

         Item 2.           Unregistered Sales of Equity Securities and Use of
                           Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the quarter ended June 30, 2007:

                                                                    Total
                                                                    Number
                                                                  of Shares
                                                                 Purchased as
                                                                   Part of
                                                                   Publicly           Maximum Number of
                            Total Number       Average            Announced         Shares that May Yet Be
                             of Shares        Price Paid           Plans or           Purchased Under the
          Period             Purchased        per Share            Programs            Plans or Programs

April 1 - 30, 2007                                                                             39,787
May 1 - 31, 2007              25,996              $16.67                                       13,791
June 1 - 30, 2007                                                                              13,791
                           ---------------   ---------------   ---------------            ---------------
       Total                  25,996              $16.67                                       13,791
                                                                                          ===============

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

         Item 4.           Submission of Matters to a Vote of Security Holders

                           Not applicable.

         Item 5.           Other information.

                           Not applicable.


Item 6.                            Exhibits


                31.1       Certification of Chief Executive Officer
                31.2       Certification of Chief Financial Officer
                32.0 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                   page - 17 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: August 14, 2007      By: /s/ Ronald B. Geib
                                ------------------------------------------
                                Ronald B. Geib
                                Chief Executive Officer


Date: August 14, 2007      By: /s/ Brendan J. McGill
                                ------------------------------------------
                                Brendan J. McGill
                                Senior Vice President
                                Treasurer and Chief Financial Officer