Form 10-K
period 2007-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2007-12-21
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended: September 30, 2007
                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission File Number: 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Pennsylvania                              23-3028464
-------------------------------------------   ----------------------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification Number)

271 Main Street, Harleysville, Pennsylvania                19438
-------------------------------------------   ----------------------------------
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (215) 256-8828

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
            Title  of each  class                     on which registered
-------------------------------------------   ----------------------------------
   Common Stock, $.01 par value per share        The Nasdaq Stock Market, LLC

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

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                        YES [_]    NO [X]

The aggregate market value of the 3,569,682 shares of the Registrant's Common Stock held by non-affiliates (3,869,816 shares outstanding less 300,134 shares held by affiliates), based upon the closing price of $16.75 for the Common Stock on March 31, 2007, as reported by the Nasdaq Stock Market, was approximately $59.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 12, 2007: 3,727,477

                       DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

================================================================================

                   HARLEYSVILLE SAVINGS FINANICAL CORPORATION
                         2007 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item  1.  Business.........................................................   1

Item 1A.  Risk Factors.....................................................  23

Item 1B.  Unresolved Staff Comments........................................  25

Item  2.  Properties.......................................................  25

Item  3.  Legal Proceedings................................................  26

Item  4.  Submission of Matters to a Vote of Security Holders..............  26

                                     PART II

Item  5.  Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.............  26

Item  6.  Selected Financial Data..........................................  28

Item  7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  29

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......  37

Item 8.   Financial Statements and Supplementary Data......................  40

Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................  69

Item 9A.  Controls and Procedures..........................................  69

Item 9B.  Other Information................................................  69

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance...........  70

Item 11.  Executive Compensation...........................................  70

Item 12.  Security Ownership of Certain Beneficial Owners and Management
             and  Related Stockholder Matters..............................  70

Item 13.  Certain Relationships and Related Transactions, and Director
             Independence..................................................  71

Item 14.  Principal Accounting Fees and Services...........................  71

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.......................  71

SIGNATURES.................................................................  73

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

                                     PART I

Item 1.  Business.
------------------

General

         Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2007, the Company had $773.5 million of total assets, $424.0 million of deposits and $47.0 million of stockholders' equity. The Company's stockholders' equity constituted 6.08% of total assets as of September 30, 2007.

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

         Deposits with the Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). It is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

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

Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2007, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $311.0 million or 50.3% of the Company's total loan and mortgage-backed securities portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency). At September 30, 2007, mortgage-backed securities totaled $193.7 million and comprised 31.3% of the portfolio.

         As of September 30, 2007, loans secured by commercial real estate comprised $15.3 million or 2.5% of the total loan and mortgage-backed securities portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $97.5 million or 15.1% of the total loan and mortgage-backed securities portfolio as of September 30, 2007.

         As of September 30, 2007, the Company had $193.7 million, or 31.3%, of the total portfolio invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

         The following table sets forth information concerning the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                                     As of September 30,
                              -------------------------------------------------------------------------------------------------
                                     2007                2006                2005                2004                2003
                              ------------------  -----------------   -----------------   -----------------   -----------------
                               Amount    Percent   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                              --------   -------  --------  -------   --------  -------   --------  -------   --------  -------
                                                                    (Dollars in Thousands)
  Residential:
    Single-family             $302,271     49.6%  $283,595     45.4%  $268,546     41.8%  $256,523     41.7%  $235,248     43.6%
    Multi-family                 2,589      0.4      2,933      0.5      2,893      0.5        914      0.2      1,515      0.3
    Construction                 6,093      1.0      6,987      1.1      7,640      1.2      7,971      1.3     10,028      1.9
  Lot loans                        483      0.1        626      0.1        801      0.1        576      0.1        923      0.2
  Mortgage-backed securities   193,660     31.3    220,314     35.9    265,009     41.5    265,087     43.2    230,247     42.6
  Commercial                    15,314      2.5        920      1.0        702      0.3        641      0.4        515      0.2
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total real estate loans
       and mortgage-backed
       securities              520,410     84.9%   515,375     84.0%   545,591     85.4%   531,712     86.9%   478,476     88.8%
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Consumer loans:
  Education loans                   --       --         --       --         --       --         --       --          1       --
  Installment equity loans      74,218     11.4%    70,515     11.5%    59,724      9.4%    46,257      7.6%    29,726      5.5%
  Line of credit loans          21,385      3.6     25,500      4.3     31,580      5.0     32,329      5.3     29,420      5.5
  Savings account loans            977      0.2      1,003      0.2        921      0.1        811      0.1        733      0.1
  Automobile and other loans       903      0.1        812      0.1        772      0.1        732      0.1        578      0.1
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total consumer loans        97,483     15.1%    97,830     16.0%    92,997     14.6%    80,129     13.1%    60,458     11.2%
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total loans receivable
       and mortgage-backed
       securities              617,893    100.0%   613,205    100.0%   638,588    100.0%   611,841    100.0%   538,934    100.0%
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Less:
  Loans in process              (2,795)             (4,941)             (4,934)             (5,238)             (7,829)
  Deferred loan fees              (453)               (544)               (671)               (955)             (1,520)
  Allowance for loan losses     (1,932)             (1,956)             (1,968)             (1,977)             (1,991)
                              --------            --------            --------            --------            --------
   Total loans receivable
     and mortgage-backed
     securities, net          $612,713            $605,764            $631,015            $603,671            $527,594
                              ========            ========            ========            ========            ========

         Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2007 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.


                                            Principal Repayments Contractually Due in Year(s) Ended September 30,
                        Principal Balance ---------------------------------------------------------------------------
                         at September 30,                              2010-        2013-        2017-      2022-and
                               2007          2008         2009         2012         2016         2021      Thereafter
                            ----------    ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (In Thousands)
Real estate loans:
  Residential
  Single-family             $  302,271    $    4,594   $    4,900   $   16,539   $   37,671   $   53,904   $  188,663
  Multi-family                   2,589            39           41          140          318          456        1,595
  Construction                   6,093            91           97          329          749        1,072        3,753
Lot loans                          483            26           28           98          219          112           --
Mortgage-backed Securities     193,660         2,905        3,292       10,845       24,401       34,278      117,939
Commercial                      15,314           551          597        2,098        4,855        7,213           --
Consumer and other loans        97,483        11,498       12,340       42,792       21,034        5,819           --
                            ----------    ----------   ----------   ----------   ----------   ----------   ----------
         Total(1)           $  617,893    $   19,705   $   21,297   $   72,840   $   89,247   $  102,854   $  311,950
                            ==========    ==========   ==========   ==========   ==========   ==========   ==========

-------------

(1) With respect to the $598.2 million of loans with principal maturities contractually due after September 30, 2008, $584.2 million have fixed rates of interest and $14.0 million have adjustable or floating rates of interest.

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

         The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company. The Company generally does not engage in the purchase of whole loans. The Company did engage in the sale and the acquisition of participations of Commercial Loans on a limited basis during fiscal year 2007.

         The Company sold $921,000 of loans during fiscal 2005, resulting in a gain of approximately $17,000. During the years ended September 30, 2007 and 2006, the Company did not sell any loans.

         The Company's total loan originations increased by $14.6 million or 13.6% in fiscal 2007 and decreased by $6.1 million or 5.4% in fiscal 2006. Of the $121.9 million and $107.3 million of total loans originated in fiscal 2007 and 2006, respectively, $5.7 million and $7.4 million, respectively, were loans originated to fund multi-family and construction properties, $58.6 million and $54.2 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $57.7 million and $45.7 million or 47.3% and 42.6% of total loan originations during fiscal 2007 and 2006, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

         The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                Year Ended September 30,
                                                           ----------------------------------
                                                             2007        2006         2005
                                                           ---------   ---------    ---------
                                                                    (In Thousands)
Real estate loan originations:
   Residential:
     Single-family                                         $  58,562   $  54,249    $  60,608
     Multi-family                                                 --         493        1,300
     Construction                                              5,719       6,886        7,433
    Lot loans                                                     --          --           --
                                                           ---------   ---------    ---------
         Total real estate loan originations                  64,281      61,628       69,341
Consumer loan originations(1)                                 57,654      45,688       44,057
                                                           ---------   ---------    ---------
         Total loan originations                             121,935     107,316      113,398
Purchases of mortgage-backed securities                       20,939       2,001       62,027
                                                           ---------   ---------    ---------
         Total loan originations, and purchases              142,874     109,317      175,425

Principal loan and mortgage-backed securities repayments     138,186     134,700      147,757
Sales of loans and mortgage-backed securities                     --          --          921
                                                           ---------   ---------    ---------
         Total principal repayments and sales                138,186     134,700      148,678
                                                           ---------   ---------    ---------
           Net (decrease) increase in loans                $   4,688   $ (25,383)   $  26,747
                                                           =========   =========    =========

-------------

(1) Includes installment home equity loans, home equity lines of credit, vehicle loans, secured and unsecured personal loans and lines of credit.

         Loan Underwriting Policies. Each loan application received by the Company is underwritten to the standards of the Company's written underwriting policies as adopted by the Company's Board of Directors. The Company's Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written underwriting policies. Individual approval authority of $500,000 has been granted to the Company's Chief Executive Officer, the Company's Chief Financial Officer, and the Company's Chief Lending Officer. Joint approval authority of $1.0 million has been granted to a combination of at least two of the above named individuals. Individual lending authority of $250,000 has been granted to the Bank's Assistant Vice President/Loan Administration Manager, the Assistant Vice President/Loan Customer Service Manager and to the Bank's Consumer Loan and Residential Mortgage Underwriter, employed by the Company. Additional consumer loan lending authority of $50,000 has been granted to several delegated underwriters, employed by the Bank. Loans with policy exceptions require approval by the next highest approval authority. Loans over $1.0 million must be approved by the Company's Senior Loan Committee or the Board of Directors.

         In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2007, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $2 million, which did not exceed the Company's loan to one borrower limitation.

         Single Family Residential Real Estate Lending. The Company is permitted to lend up to 100% of the appraised value of the real property securing a loan. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $417,000 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 70% of the appraised value if the borrower's FICO score is less than 720 and the transaction's purpose is cash-out.

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

         The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $1.0 million, are held in the portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2007, $308.4 million or 49.9% and $2.6 million or 0.4% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2007, approximately $471.4 million or 90.6% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $49.0 million or 9.4% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

         During the years ended September 30, 2007 and 2006, the Company originated $4.6 million and $9.1 million of ARM mortgages, respectively. ARMs represented 8.6% and 20.0% of the Company's total mortgage loan portfolio originations in fiscal 2007 and 2006, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

         Multi-family Residential Real Estate Lending. Harleysville Savings Bank originates mortgage loans secured by multifamily dwelling unit. At September 30, 2007, $2.6 million, or 0.4% of our total loan and mortgage-backed securities portfolio consisted of loans secured by multifamily residential real estate. The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at five- to ten-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At September 30, 2007, the largest such loan had a balance of $537,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

         Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2007, $6.1 million or 1.0% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

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

         Commercial Real Estate Loans. Harleysville Savings Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2007, $15.3 million, or 2.5% of the Bank's total loan and mortgage-backed securities portfolio consisted of loans secured by commercial real estate properties, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty five years. At September 30, 2007, the largest such loan had a balance of $1.8 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

         Harleysville Savings Bank generally requires appraisals of the properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by Harleysville Savings Bank and all appraisals are reviewed by management. Harleysville Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

         Loan-to-value ratios on our commercial real estate loans are generally limited to 80% of the appraised value of the secured property. As part of the criteria for underwriting commercial real estate loans, we generally impose a debt service coverage ratio (the ratio of net operating income before payment of debt service compared to debt service) of not less than 1.2-to-1. It is also our general practice to obtain personal guarantees from the principals of our corporate borrowers on commercial real estate loans.

         Loans secured by commercial real estate typically have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of credit risk than other types of loans. If the estimate of value proves to be inaccurate, the property may not provide us with full repayment in the event of default and foreclosure. Because payments on these loans are often dependent on the successful development, operation, and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Harleysville Savings Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Harleysville Savings Bank also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

         Commercial lending generally involves greater credit risk than residential mortgage or consumer lending, and involves risks that are different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment.

         Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 47.3% and 42.6% during fiscal 2007 and 2006, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

         Home equity loans and lines of credit continue to be a popular product and represented $95.6 million or 15.6% of the loan and mortgage-backed securities portfolio at September 30, 2007. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2007, the Company had outstanding 3,109 home equity loans of which 1,922 were installment equity loans and 1,187 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $21.4 million and there was approximately $41.1 million of unused credit available on such loans.

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

         Loans fees generated on origination of loans under accounting principles generally accepted in the United States of America are deferred to the extent that they exceed the costs of originating such loans. Deferred loan fees and discounts on mortgage loans purchased are amortized to income as a yield adjustment over the estimated remaining terms of such loans using the interest method. The Company recorded servicing income of $8,000, $52,000 and $138,000 in deferred loan fees in fiscal 2007, 2006 and 2005, respectively.

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

         As of September 30, 2007, the Company was servicing $3.6 million of loans for others, which related to loans sold by the Company to the FHLMC and Federal Home Loan Bank of Pittsburgh in the amounts of $120,000 and $3.5 million, respectively. The Company receives a servicing fee of 0.25% on such loans.

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

         All interest accrued but not collected for loans that are placed nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had no loans outstanding which were recorded as loans accounted for on a non-accrual basis as of the end of fiscal 2007 and 2006.

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned ("REO") account until it is sold. When property is acquired, it is recorded at the market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no REO at the end of fiscal 2007 and 2006.

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

                                                      As of September 30,
                                                   ------------------------
                                                    2007     2006     2005
                                                   ------   ------   ------
                                                    (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                                $   --   $   --   $   --
  Accruing loans 90 days overdue                       28       18      260
  Troubled debt restructurings                         --       --       --
                                                   ------   ------   ------
         Total                                         28       18      260
                                                   ------   ------   ------
Consumer loans:
  Non-accrual loans                                    --       --       --
  Accruing loans 90 days overdue                       --       --       --
  Troubled debt restructurings                         --       --       --
                                                   ------   ------   ------
         Total                                         --       --       --
                                                   ------   ------   ------

Total non-performing loans:
  Non-accrual loans                                    --       --       --
  Accruing loans 90 days overdue                       28       18      260
  Troubled debt restructurings                         --       --       --
                                                   ------   ------   ------
         Total                                     $   28   $   18   $  260
                                                   ======   ======   ======

Total non-performing loans to total loans              --       --      .07%
Total real estate owned, net of related reserves       --       --       --
Total non-performing loans and other real             n/m*     n/m*     .03%
  estate owned to total assets

* Not material

         Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company did not record a provision for general loan losses in fiscal 2007, 2006 or 2005 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

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

         The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                                     Year Ended September 30,
                                            ---------------------------------------------------------------------------
                                               2007            2006            2005            2004            2003
                                            -----------     -----------     -----------     -----------     -----------
Allowances at beginning of year             $ 1,955,805     $ 1,967,607     $ 1,976,849     $ 1,990,672     $ 2,034,832
 Provision for loan losses charged to
  operating expenses                                 --              --              --              --              --
Recoveries                                       12,824           8,524          83,707           1,571              --
Loans charged off                               (36,084)        (20,326)        (92,949)        (15,394)        (44,160)
                                            -----------     -----------     -----------     -----------     -----------
Allowances at end of year                   $ 1,932,545     $ 1,955,805     $ 1,967,607     $ 1,976,849     $ 1,990,672
                                            ===========     ===========     ===========     ===========     ===========

Ratio of net charge-offs to average loans
  outstanding                                        --              --              --              --              --
Ratio of allowances to period-end loans             .46%            .50%            .54%            .58%            .66%

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

         The Company's investment portfolio consists primarily of United States Treasury securities and obligations of United States government agencies. The other investments include interest-bearing deposits in other banks, tax-exempt obligations, money market mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2007 was $48.6 million.

         The following table sets forth the Company's investment portfolio at carrying value as of the dates indicated.

                                          2007         2006         2005
                                       ----------   ----------   ----------
    Interest-bearing deposits at
       other depository institutions   $    6,670   $    8,453   $    6,742
    Tax-exempt obligations                 25,538       24,596       24,799
    Money market mutual funds                 576        7,110        1,976
    Equities                                1,334          997          859
    U.S. Government and agency
       obligations held to maturity        83,155       86,503       62,566
    FHLB of Pittsburgh stock               14,140       15,499       16,036
                                       ----------   ----------   ----------
             Total                     $  131,413   $  143,158   $  112,978
                                       ==========   ==========   ==========

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

         The following table shows the distribution of, and certain other information relating to, the Company's deposits by type as of the dates indicated.

                                                               As of September 30,
                                  -----------------------------------------------------------------------------
                                            2007                      2006                       2005
                                  -----------------------    -----------------------    -----------------------
                                               Percent of                 Percent of                 Percent of
                                    Amount      Deposits       Amount      Deposits       Amount      Deposits
                                  ----------   ----------    ----------   ----------    ----------   ----------
                                                              (Dollars in Thousands)
Passbook and club accounts        $    2,864          0.7%   $    3,325          0.8%   $    3,807          0.9%
NOW accounts                          13,711          3.2        15,720          3.7        18,283          4.4
Checking accounts                     37,491          8.8        30,749          7.2        18,721          4.5
Money market demand accounts          50,966         12.0        58,174         13.6        75,874         18.1
Certificates of deposit:
         6 month                       2,697          0.6         5,019          1.2         8,126          1.9
         9 month                      55,684         13.1        25,508          5.9        10,630          2.5
         12 month                      6,269          1.5        22,747          5.3        10,110          2.4
         15 month                     10,989          2.6        45,565         10.6        17,063          4.1
         17 month                     56,257         13.3         1,215          0.3         1,485          0.3
         18 month                      4,336          1.0         6,443          1.5        11,125          2.7
         20 month                        971          0.2         7,810          1.8         9,685          2.3
         24 month                      2,574          0.6         4,796          1.1         7,740          1.8
         27 month                        728          0.2         4,112          1.0         4,966          1.2
         36 month                      5,099          1.2        24,892          5.8        29,302          7.0
         48 month                     60,381         14.2        71,565         16.7        82,402         19.7
         60 month                     15,464          3.6        32,321          7.5        38,431          9.2
         Other                        42,094          9.9        13,104          3.1        16,924          4.0
Retirement accounts:
  Money market deposit accounts          860          0.2           815          0.2           707          0.2
  Certificates of deposit             54,600         12.9        55,374         12.9        53,599         12.8
                                  ----------   ----------    ----------   ----------    ----------   ----------
     Total deposits               $  424,035        100.0%   $  429,254        100.0%   $  418,980        100.0%
                                  ==========   ==========    ==========   ==========    ==========   ==========

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

         The  following  table  presents  certain  information   concerning  the
Company's deposit accounts as of September 30, 2007 and the scheduled quarterly maturities of its certificates of deposit.

                                                                             Weighted
                                                          Percentage of      Average
                                               Amount     Total Deposits   Nominal Rate
                                            ------------  --------------   ------------
                                                      (Dollars in Thousands)
Passbook and club accounts                  $      2,864            0.7%           0.98%
NOW accounts                                      13,711            3.2            0.25
Checking accounts                                 37,491            8.8            1.66
Money market deposits accounts(1)                 51,826           12.2            1.80
                                            ------------   ------------    ------------
         Total                              $    105,892           25.0%           1.53%
                                            ============   ============    ============

Certificate accounts maturing by quarter:
     December 31, 2007                      $     49,623           11.7%           4.59%

     March 31, 2008                               52,847           12.5            4.42
     June 30, 2008                                71,371           16.8            4.65
     September 30, 2008                           51,867           12.2            4.46
     December 31, 2008                            47,684           11.2            4.53

     March 31, 2009                               21,940            5.2            4.50
     June 30, 2009                                 5,960            1.4            3.98
     September 30, 2009                            2,328            0.5            3.84
     December 31, 2009                             1,929            0.5            3.89

     March 31, 2010                                2,965            0.7            3.96
     June 30, 2010                                   772            0.2            3.99
     September 30, 2010                            1,363            0.3            4.20

Thereafter                                         7,494            1.8            4.26
                                            ------------   ------------    ------------
Total certificate accounts(1)                    318,143           75.0            4.50
                                            ------------   ------------    ------------
         Total deposits                     $    424,035          100.0%           3.76%
                                            ============   ============    ============

------------------
(1)      Includes retirement accounts.

         Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $225.7 million of certificates of deposit which mature during the 12 months ending September 30, 2008.

         The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                      Year Ended September 30,
                                               --------------------------------------
                                                  2007          2006          2005
                                               ----------    ----------    ----------
                                                          (In Thousands)
Increase (decrease) before interest credited   $  (19,514)   $     (978)   $    5,112
Interest credited                                  14,295        11,252         8,637
                                               ----------    ----------    ----------
     Net deposit (decrease) increase           $   (5,219)   $   10,274    $   13,749
                                               ==========    ==========    ==========

         The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2007 which mature during the periods indicated.


                                                           Amounts at September 30, 2007 Maturing
                                        As of      ---------------------------------------------------------
                                    September 30,    One Year
                                        2007          or Less      Two Years     Three Years     Thereafter
                                    ------------   ------------   ------------   ------------   ------------
                                                                 (In Thousands)
Certificate accounts:
  0.01% to 2.00%                    $        205   $         85   $        120   $         --   $         --
  2.01% to 4.00%                          68,140         44,025         19,688          4,231            196
  4.01% to 6.00%                         249,798        181,599         58,104          2,798          7,297
                                    ------------   ------------   ------------   ------------   ------------
    Total certificate accounts(1)   $    318,143   $    225,709   $     77,912   $      7,029   $      7,493
                                    ============   ============   ============   ============   ============

--------------------
(1)      Includes retirement accounts.

         The following table sets forth the maturity of certificate deposits of $100,000 or more as of September 30, 2007.

                                             Amount
                                         (In Thousands)
                         1 to 3 months    $      9,175
                         4 to 6 months           9,621
                         7 to 12 months         19,626
                         Thereafter             15,204
                                          ------------
                              Total       $     53,626
                                          ============

         Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2007, the Bank had advances with maturities of one year or less totaling $69.2 million at an interest rate of 5.07% and FHLB advances with maturities of 13 months to 10 years totaling $189.4 million at interest-rates ranging from 2.92% to 5.60%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $40.0 million at interest-rates ranging from 4.5% to 4.97%.

         Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

         The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

                                                             September 30,
                       -----------------------------------------------------------------------------------------
                                  2007                           2006                          2005
                       ---------------------------    ---------------------------    ---------------------------
                                        Weighted                      Weighted                       Weighted
                                         Average                       Average                        Average
                          Balance         Rate          Balance          Rate          Balance          Rate
                       ------------   ------------    ------------   ------------    ------------   ------------
                                                          (Dollars in Thousands)
Advances               $    298,609           4.65%   $    294,611           4.67%   $    297,268           4.38%

         The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

                                                           Year Ended September 30,
                                                      --------------------------------
                                                        2007        2006        2005
                                                      --------    --------    --------
                                                           (Dollars in Thousands)
Advances:
   Average balance outstanding                        $ 48,172    $ 29,278    $ 29,355
   Maximum amount outstanding at any
      month-end during the period                       67,400      59,400      36,100
   Weighted average interest rate during the period       5.36%       4.89%       2.98%

Employees

         The Company had 69 full-time employees and 48 part-time employees as of September 30, 2007. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. Under current FDIC regulations, insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. Deposit Insurance Fund assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2007 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of 2007 was .00285% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2007, the Bank's regulatory capital exceeded all of its capital requirements.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2007, the Bank met each of its capital requirements.

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

         The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank's subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. $1.334 million was invested by HARL, LLC as of September 30, 2007 in such equity securities.

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

         Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2007 and 2006 includes approximately $1.3 million representing bad debt deductions for which no deferred income taxes have been provided.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2007, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Subsidiary

         The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2007 amounted to approximately $152.7 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL, LLC. FFS was established to engage in the sale of insurance products through a third party. HARL, LLC was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

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

         The operations of financial institutions such as ours are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

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

Item 1B. Unresolved Staff Comments.
-----------------------------------

         Not applicable.

Item 2.  Properties.
--------------------

         As of September 30, 2007, the Company conducted its business from its main office in Harleysville, Pennsylvania and five other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

                                                                                Net Book Value of
                                                                  Lease      Property and Leasehold
                                                  Owned or      Expiration       Improvements at
    County                 Address                 Leased          Date         September 30, 2007     Deposits
  ------------     --------------------------     --------    ---------------   ------------------     --------
                                                                                          (In Thousands)
  Montgomery       1889 Ridge Park
                   Royersford, Pennsylvania        Owned            --              $   3,210          $  7,251
  Montgomery       271 Main Street
                   Harleysville, Pennsylvania      Owned            --                  1,038           148,111
  Montgomery       640 East Main Street
                   Lansdale, Pennsylvania          Leased       May 2043(1)               880            42,595
  Montgomery       1550 Hatfield Valley Road
                   Hatfield, Pennsylvania          Leased     January 2064(1)             815            82,081
  Montgomery       2301 West Main Street
                   Norristown, Pennsylvania        Owned            --                    528            91,763
  Montgomery       3090 Main Street
                   Sumneytown, Pennsylvania        Owned            --                    299            52,234
                                                                                     --------          --------
                    Total                                                            $  6,770          $424,035
                                                                                     ========          ========

---------------
(1)      The land at this office is leased; however, the Bank owns the building.

Item 3.  Legal Proceedings.
---------------------------

         The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not Applicable.
                                     PART II

Item 5.  Market for the Registrant's Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities.
         ------------------------------------------

         (a) The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 12 hereof.

         Performance Graph. The following graph compares the yearly cumulative total return on the Company's common stock over the past five years with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index and (ii) the yearly cumulative total return on the stocks included in the Nasdaq Banks Index (all banks listed on the Nasdaq Stock Market). The cumulative returns are computed assuming the reinvestment of dividends at the frequency
with  which   dividends   were  paid   during  the   applicable   years.

                                    [GRAPH]

                           2002       2003       2004       2005       2006       2007
                         --------   --------   --------   --------   --------   --------
Harleysville Savings     $ 100.00   $ 186.41   $ 205.22   $ 209.97   $ 213.83   $ 189.00

Nasdaq Market Index        100.00     176.31     187.30     213.78     225.45     266.83

Nasdaq Banks Index         100.00     326.79     381.40     398.54     435.60     409.65

Book Value Per Share        10.05      10.81      11.56      12.20      12.59      12.65

Market Value Per Share      12.07      15.83      17.25      17.15      16.90      13.71

         Harleysville Savings Financial Corporation's Common Stock is listed on the Nasdaq Global Market under the symbol "HARL". The Common Stock was issued at an adjusted price of $1.45 per share in connection with the Company's conversion from mutual to stock form and the Common Stock commenced trading on the NASDAQ Stock Market on September 3, 1987. Prices shown below reflect the prices reported by the NASDAQ systems. The closing price on September 28, 2007 was $13.71 per share. There were 3,717,519 shares outstanding as of September 30, 2007, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

                                                                 Cash Dividends
For The Quarter Ended        High          Low         Close        Declared
---------------------     ----------    ---------    ----------    ----------
December 31, 2005         $    18.44    $   17.01    $    17.98    $     0.16
March 31, 2006                 18.00        17.20         17.45          0.16
June 30, 2006                  17.95        17.08         17.22          0.16
September 30, 2006             17.35        14.81         16.90          0.16

December 31, 2006              19.93        15.60         18.48          0.17
March 31, 2007                 19.25        16.02         16.75          0.17
June 30, 2007                  17.59        16.00         16.20          0.17
September 30, 2007             16.72        13.30         13.71          0.17


         (b) Not applicable.

         (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of Common Stock of the Company during the fourth quarter of fiscal 2007.

                                                                   Total Number of
                                                                 Shares Purchased as       Maximum Number of
                              Total Number         Average         Part of Publicly     Shares that May Yet Be
                               of Shares         Price Paid       Announced Plans or   Purchased Under the Plans
     Period                    Purchased          per Share            Programs             or Programs(1)
-----------------------       ------------       ------------        ------------            ------------
July 1-31, 2007 .......             32,500              16.10              32,500                 177,351
August 1-31, 2007 .....            111,000              15.65             111,000                  66,351
September 1-30, 2007 ..                 --                 --                  --                  66,351
                              ------------       ------------        ------------
     Total ............            143,500       $      15.75             143,500                  66,351
                              ============                           ============

------------
(1) On June 18, 2003, the Company announced its program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 191,667 shares. The program was completed on July 26, 2007.

(2) On June 20, 2007, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 196,000 shares. The program commenced immediately following the completion of the 2003 program. The program does not have an expiration date and all shares are purchased in the open market.

Item 6.  Selected Financial Data.
---------------------------------

Selected Balance Sheet Data:
(Dollars in thousands except per share data)                                          As of September 30,
                                                                2007           2006          2005            2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                $    773,544   $    775,638   $    766,990   $    718,232   $    653,288
Mortgage-backed securities held to maturity                      192,843        219,494        263,964        261,292        223,592
Mortgage-backed securities available-for-sale                        818            820          1,045          3,795          6,656
Consumer loans receivable - net                                  403,739        384,530        366,007        338,584        297,346
Commercial loans                                                  15,314            920
Investment securities held to maturity                           108,693        111,099         87,364         68,162         83,327
Investment securities available-for-sale                           1,910          8,108          2,835          7,715          4,923
Other investments (1)                                             22,457         25,549         23,971         19,903         18,618
Deposits                                                         424,035        429,254        418,980        405,231        380,687
FHLB advances and other borrowings                               298,609        294,611        297,268        265,953        228,817
Total stockholders' equity                                        47,041         48,471         47,576         44,313         40,816
Book value per share (3)                                           12.65          12.59          12.20          11.56          10.81

Selected Operations Data:                                                          Year Ended September 30,
                                                               2007           2006          2005             2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                            $     40,289   $     39,091   $     35,902    $     32,636   $     33,123
Interest expense                                                 28,806         26,366         22,747          20,391         21,673
                                                           ------------   ------------   ------------    ------------   ------------

Net interest income                                              11,483         12,725         13,155          12,245         11,450
Provision for loan losses                                            --             --            (40)             --             --
                                                           ------------   ------------   ------------    ------------   ------------
Net interest income after provision
    for loan losses                                              11,483         12,725         13,195          12,245         11,450

Gain on sales of loans and securities                               160             27            115             326            247
Other income                                                      1,730          1,273          1,351           1,282          1,270
Other expense                                                     9,216          8,568          7,965           7,399          6,897
                                                           ------------   ------------   ------------    ------------   ------------

Income before taxes                                               4,157          5,457          6,696           6,454          6,070
Income tax expense                                                  911          1,255          1,693           1,604          1,476
                                                           ------------   ------------   ------------    ------------   ------------

Net income                                                 $      3,246   $      4,202   $      5,003    $      4,850   $      4,594
                                                           ============   ============   ============    ============   ============

Earnings per share - basic (3)                             $       0.85   $       1.09   $       1.29    $       1.28   $       1.21
Earnings per share - diluted (3)                                   0.83           1.08           1.27            1.25           1.19
Dividends per share (3)                                            0.68           0.64           0.58            0.48           0.40

Selected Other Data:
                                                                                     Year Ended September 30,
                                                               2007            2006            2005            2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Return on average assets (2)                                   0.42%           0.55%           0.67%           0.70%           0.72%
Return on average equity (2)                                   6.71%           8.76%          10.91%          11.44%          11.68%
Dividend payout ratio                                         80.02%          58.72%          44.96%          37.56%          32.67%
Average equity to average assets (2)                           6.13%           6.21%           6.19%           6.12%           6.14%
Interest rate spread (2)                                       1.32%           1.51%           1.65%           1.64%           1.64%
Net yield on interest-earning assets (2)                       1.57%           1.71%           1.82%           1.80%           1.84%
Ratio of non-performing assets to
    total assets at end of period                              0.00%           0.00%           0.03%           0.04%           0.04%
Ratio of interest-earning assets to
    interest-bearing liabilities at end of period             104.7%          105.6%          105.4%          105.6%          105.6%
Full service banking offices at
    end of period                                               6               6               5               5               5

(1) Includes interest-bearing deposits at other depository institutions & stock of the Federal Home Loan Bank of Pittsburgh.
(2) All ratios are based on average monthly balances during the indicated periods.
(3) The number of shares and per share information for all periods presented has been restated to reflect the five for three stock split as of February 24, 2005.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         --------------

         The following discussion is intended to assist in understanding our financial condition, and the results of operations for Harleysville Savings
Financial Corporation, and its subsidiary Harleysville Savings Bank, for the fiscal years ended September 30, 2007, 2006 and 2005. The information in this section should be read in conjunction with the Company's financial statements and the accompanying notes included elsewhere herein.

Critical Accounting Policies and Judgments

         The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 2, Summary of Significant Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

         Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans: We establish an allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.

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

         General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance is adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Overview

         Harleysville Savings Financial Corporation, a bank holding company, of which Harleysville Savings Bank (the "Bank"), is a wholly owned subsidiary, was formed in February 2000. For purposes of this discussion, the Company, including its wholly owned subsidiary, will be referred to as the "Company." The Company's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Company's interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. To reduce the effect of adverse changes in interest rates on its operations, the Company has adopted certain asset and liability management strategies, described below. The Company's earnings are also affected by, among other factors, other non-interest income, other expenses, and income taxes.

         The Company's total assets at September 30, 2007, amounted to $773.5 million, compared to $775.6 million as of September 30, 2006. The decrease in assets was due to a decrease in mortgage backed securities, investment securities available for sale, investment securities held to maturity and Federal Home Loan Bank stock of $26.7 million, $6.2 million, $2.4 million and $1.4 million, respectively. These decreases were offset by an increase in loans receivable of $33.6 million. Total liabilities at September 30, 2007 were $726.5 million compared to $727.2 million at September 30, 2006. The decrease in liabilities was due to a decrease in short term borrowing and deposits of $26.7 million and $5.2 million, respectively. These decreases were offset by an increase in long-term debt of $30.7 million. Stockholders' equity totaled $47.0 million as of September 30, 2007, compared to $48.5 million at September 30, 2006.

         During fiscal 2007, net interest income after provision for loan losses decreased $1.2 million or 9.8% from the prior fiscal year. This decrease was the result of a 2.4% decrease in the average interest-earning assets, which was offset by a 1.6% decrease in average interest-bearing liabilities, and a decrease in the interest rate spread from 1.51% in fiscal 2006 to 1.39% in fiscal 2007. Earnings for fiscal 2007 were $3.2 million compared to $4.2 million and $5.0 million for the years ended September 30, 2006 and 2005, respectively. The Company's return on average assets (net income divided by average total assets) was 0.42% during fiscal 2007 compared to 0.55% and 0.67% during fiscal 2006 and 2005, respectively. Return on average equity (net income divided by average equity) was 6.71% during fiscal 2007 compared to 8.76% during fiscal 2006 and 10.91% during fiscal 2005. This decline in return on average assets and return on average equity during the three-year period was a direct result of the continued compression of long and short term interest rates.

Results of Operations

         The following table sets forth as of the periods indicated, information regarding: (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances are calculated on a monthly basis.


                                 As of                                For The Year Ended September 30,
                                Sept 30,  -----------------------------------------------------------------------------------------
                                 2007                 2007                           2006                           2005
                                -------   ----------------------------   ----------------------------   ---------------------------
                                          Average              Yield/    Average              Yield/    Average             Yield/
                                 Rate     Balance   Interest    Rate     Balance   Interest    Rate     Balance   Interest   Rate
                                -------   --------  --------  --------   --------  --------  --------   --------  --------  -------
Interest-earning assets:
  Mortgage loans (2) (3)           5.94%  $294,013  $ 17,270      5.87%  $277,359  $ 16,101      5.81%  $263,400  $ 15,331     5.82%
  Mortgage-backed securities       4.72%   204,546     9,339      4.57%   241,751    10,801      4.47%   271,554    11,666     4.30%
  Consumer and other loans (3)     6.33%   105,320     6,709      6.37%    94,987     5,675      5.97%    86,257     4,614     5.35%
  Investments                      5.32%   122,748     6,971      5.68%   130,425     6,514      4.99%   100,915     4,291     4.25%
                                -------   --------  --------  --------   --------  --------  --------   --------  --------  -------
Total interest-earning
    assets                         5.56%   726,627    40,289      5.54%   744,522    39,091      5.25%   722,126    35,902     4.97%
                                -------   --------  --------  --------   --------  --------  --------   --------  --------  -------

Interest-bearing liabilities:
  Deposits                         3.87%   418,268    15,472      3.70%   418,506    13,165      3.15%   401,920    10,337     2.57%
  Borrowings                       4.65%   275,429    13,334      4.84%   286,500    13,201      4.61%   283,522    12,410     4.38%
                                -------   --------  --------  --------   --------  --------  --------   --------  --------  -------

Total interest-bearing
    liabilities                    4.19%   693,697    28,806      4.15%   705,006    26,366      3.74%   685,442    22,747     3.32%
                                -------   --------  --------  --------   --------  --------  --------   --------  --------  -------

Net interest income/interest
    rate spread                    1.37%            $ 11,483      1.39%            $ 12,725      1.51%            $ 13,155     1.65%
                               ========             ========  ========             ========  ========             ========  =======

Net interest-earning assets/
   net yield on interest-
   earning assets (1)                     $ 32,930                1.58%  $ 39,516                1.71%  $ 36,684               1.82%
                                          ========            ========   ========            ========   ========            =======

Ratio of interest-earning
   assets to interest-
  bearing liabilities                                            104.7%                         105.6%                        105.4%
                                                              ========                       ========                       =======

---------------------
(1) Net interest income divided by average interest-earning assets.
(2) Loan fee income is immaterial to this analysis.
(3) There were no non-accruing loans at September 30, 2007, 2006 and 2005.

         The following table shows, for the periods indicated, the changes in interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes in rate/volume (determined by multiplying the change in rate by the change in volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of their combined totals.

                                             Fiscal 2007 Compared                      Fiscal 2006 Compared
                                                to Fiscal 2006                            to Fiscal 2005
                                              Increase (Decrease)                      Increase (Decrease)
                                    --------------------------------------    --------------------------------------
                                      Volume         Rate         Total         Volume         Rate         Total
                                    ----------    ----------    ----------    ----------    ----------    ----------
Interest income on
  interest-earning assets:
     Mortgage loans (1)             $      976    $      193    $    1,169    $      810    $      (40)   $      770
     Mortgage-backed securities         (1,694)          232        (1,462)       (1,317)          453          (864)
     Consumer and other loans (1)          643           390         1,034           492           568         1,060

     Investments                          (398)          856           457         1,392           831         2,223
                                    ----------    ----------    ----------    ----------    ----------    ----------

        Total                             (473)        1,671         1,198         1,377         1,812         3,189
                                    ----------    ----------    ----------    ----------    ----------    ----------

Interest expense on
  interest-bearing liabilities:
     Deposits                               (7)        2,314         2,307           441         2,387         2,828

     Borrowings                           (521)          654           133           131           660           791
                                    ----------    ----------    ----------    ----------    ----------    ----------

        Total                             (528)        2,968         2,440           572         3,047         3,619
                                    ----------    ----------    ----------    ----------    ----------    ----------

Net change in net interest income   $       55    $   (1,297)   $   (1,242)   $      805    $   (1,235)   $     (430)
                                    ==========    ==========    ==========    ==========    ==========    ==========

(1) There were no non-accruing loans at September 30, 2007 and 2006.

Net Interest Income

         Net interest income after provision for loan losses decreased by $1.2 million or 9.76% in fiscal 2007, and decreased by $471,000 or 3.57% in fiscal 2006 over the respective prior periods. The decrease in the net interest income after provision for loan losses for this two year period was due to a decrease in the interest rate spread between interest bearing assets and interest earning liabilities. The driving factors will be discussed below in Interest Income and Interest Expense.

Interest Income

         Interest income on mortgage loans increased by $1.2 or 7.3% in fiscal 2007 and increased by $761,000 or 5.0% in fiscal 2006 from the respective prior years. During fiscal 2007, the average balance of mortgage loans increased $16.7 million or 6.0% and the yield increased by 6 basis points. The combined increase in yield on mortgage loans and the higher loan volume increased income for the period. During fiscal 2006, the average balance of mortgage loans increased $14.0 million or 5.3% and the yield decreased by 1 basis point. The increase in volume during 2006 had a greater impact on interest income than the decrease in yield. The majority of loans originated during both years were fixed rate mortgages. The decrease in interest income on mortgage-backed securities during fiscal 2007 reflected a decrease of $37.2 million or 15.4% in the average balance. There was, however, an increase in yield earned by 10 basis points during fiscal 2007. During fiscal 2006, the decrease in interest income on mortgage-backed securities reflected a decrease of $29.8 million or 11.0% in the average balance. There was, however, an increase in yield earned by 17 basis points during fiscal 2006. In 2007, the increase in interest income on consumer and other loans reflected an increase of $10.3 million or 10.9% in the average balance. This increase is primarily due to growth in commercial mortgages of $14.4 million and increase in the average yield to 6.37%. In 2006, the increase in interest income on consumer and other loans reflected an increase in the average balance due to growth in home equity loans of $10.8 million or 18.1%, and an increase in the yield to 5.97%.

         Interest and dividends on investments increased by $457,000 or 7.0% in fiscal 2007 over the respective prior year. During fiscal 2007, the increase resulted from a 69 basis point increase in yield, even though the average balance of investments decreased $7.7 million or 5.9%. The decrease in the average balance in 2007 reflects funds that were redeployed from normal cash flows to pay down borrowings. Interest and dividends on investments increased by $2.2 million or 51.8% in fiscal 2006 over the respective prior years. During fiscal 2006, the increase resulted from the average balance of investments increasing $29.5 million or 29.2% and a 74 basis point increase in yield. The increase in the average balance in 2006 reflects funds that were redeployed from normal cash flows.

Interest Expense

         Interest expense on deposits increased $2.3 million or 17.5% in fiscal 2007 and increased by $2.8 million or 27.4% in fiscal 2006 as compared to the respective prior years. In fiscal 2007, the average balance of deposits decreased $238,000 or 0.1% with a 55 basis point increase in the average rate paid. The decrease in the average balance reflects additional competition in a challenging rate environment. In fiscal 2006, the average balance of deposits increased $16.6 million or 4.1% with a 58 basis point increase in the average rate paid. The average rate paid on deposits was 3.7% for the year ended September 30, 2007, compared to 3.2% for the year ended September 30, 2006 and 2.6% for 2005. The average rate paid on deposits, is a direct reflection of the rising interest rate environment.

         Interest expense on borrowings increased by $133,000 or 1.0% in fiscal 2007 and increased by $791,000 or 6.4% in fiscal 2006 as compared to the respective prior years. Even though there was a decrease in the average balance of borrowings of $11.1 million or 3.9%, the increase in the average rate paid of 23 basis points increased the interest expense in 2007. The increase in interest expense during fiscal 2006 was the result of a $3.0 million or 1.1% increase in the average balance of borrowings and an increase of 23 basis points in the average rate paid. Borrowings were primarily obtained during fiscal 2006 and 2005 to fund the purchase of mortgage-backed securities and long-term fixed-rate mortgages. Long-term FHLB advances were used to match the expected maturity terms of these mortgage products.

Provision for Loan Losses

         Management establishes reserves for losses on loans when it determines that losses are probable. The adequacy of loan loss reserves is based upon a regular monthly review of loan delinquencies and "classified assets", as well as local and national economic trends. Although management has currently established no specific reserves for losses, no assurance can be given as to whether future provision may be required. The allowance for loan losses totaled $1.9 million and $2.0 million at September 30, 2007 and 2006 or 0.5% and 0.5% of total loans at September 30, 2007 and 2006, respectively. Due to the Company's loan portfolio status and its analysis of quantitative and qualitative factors, no provision was made in 2007, 2006 and 2005.

Other Income

         The Company's total other operating income increased to $1.9 million in fiscal 2007 and decreased to $1.3 million in fiscal 2006 compared to the respective prior year periods. The increase from 2006 to 2007 is primarily attributed to a gain on the sale of investments and mortgage backed securities available for sale of $160,000 in fiscal 2007 as compared to a gain of $27,000 in fiscal 2006. The decrease from 2005 to 2006 is primarily attributed to a gain on the sale of an investment available for sale of $27,000 in fiscal 2006 as compared to a gain of $100,000 in fiscal 2005.

         Customer  service  fees were  $564,000,  $369,000 and $414,000 in 2007,
2006 and 2005, respectively. The increases were due to more NFS fees during the periods.

         Bank Owned Life Insurance ("BOLI") income was $475,000, $436,000 and $451,000 in 2007, 2006 and 2005, respectively.

         Other income, which consists primarily of loan servicing fees, the sale of non-deposit products and insurance commissions, increased by $223,000 or 47.5% during fiscal year 2007. During fiscal 2006, other income decreased by $18,000 or 3.6%. The fees, which comprise other income, are set by the Company at a level, which is intended to cover the cost of providing the related services and expenses to customers and employees. Components of other income in 2007 increased relatively consistent with the results of 2006 considering we had a full year of activity in commercial lending and business deposit accounts in 2007 compared to 2006. Based on the current services offered by the Company, we anticipate other income to grow consistently in fiscal year 2008.

Other Expenses

         Salaries and employee benefits increased by $365,000 or 7.9% in fiscal 2007 and by $471,000 or 11.4% in fiscal 2006 as compared to prior respective fiscal years. The increased expenses of salaries and employee benefits during the periods are attributable to the increased staffing needs due to additional branch, normal growth, normal salary increases and increased employee benefit expenses. The Company anticipates normal increase in salaries and employee benefits in fiscal year 2008 due to additional staffing needs, normal salary increases and stock option expense.

         Occupancy and equipment expense increased by $154,000 or 15.9% in fiscal 2007 and increased by $31,000 or 3.3% in fiscal 2006 as compared to the prior respective fiscal years. Data processing costs decreased by $11,000 in fiscal 2007 and increased by $27,000 in fiscal 2006. The increase in occupancy and equipment in 2007 and 2006 were attributable to the normal activity of the Company and a full year operation of a new branch in 2007.

         The Company anticipates normal increase in occupancy and equipment expenses due to normal growth, normal technology needs and inflationary effects in fiscal year 2008.

         Other expenses, which consist primarily of advertising expenses, directors' fees, ATM network fees, professional fees, checking account costs, stockholders expense, and insurance premiums, increased by $142,000 or 6.0% in fiscal 2007 and increased by $78,000 or 3.4% in fiscal 2006 over the prior respective fiscal years. The increases in other expenses are primarily attributable to a full year of commercial lending and business deposits in 2007.

Income Taxes

         The Company recorded income tax provisions of $911,000, $1.3 million and $1.7 million for fiscal years 2007, 2006 and 2005, respectively. The primary reason for the decrease in the income tax provision in fiscal 2007 and 2006 was a decrease in pretax income. See Note 11 of the "Notes to Financial Statements" which provides an analysis of the provision for income taxes.

Commitments and Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2007 and 2006, we had no commitments to originate loans for sale.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2007 and 2006, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Company is obligated amounted to approximately $63.4 million and $53.4 million, respectively.

         Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2007 and September 30, 2006, the Company had letters of credit outstanding of approximately $292,000 and $228,000, respectively, of which all are standby letters of credit. At September 30, 2007 and 2006, the uncollateralized portion of the letters of credit extended by the Company was approximately $26,000 and $0, respectively, of which $26,000 was for standby letters of credit in current year.

         The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

         We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

         The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding Letters of credit, lines of credit and under our construction loans at September 30, 2007.

                                                              Total Amounts
                                                         Committed in thousands
                                                         ----------------------

Letters of credit                                                $   292
Commitments to originate loans                                    17,361
Unused portion of home equity lines of credit                     41,055
Unused portion of commercial lines of credit                       2,077
Undisbursed portion of construction loans in process               2,873
                                                                 -------
    Total commitments                                            $63,658
                                                                 -------

Contractual Obligations

         The Company's contractual cash obligations at September 30, 2007 were as follows:

                                          Less Than       1 to 3         3 to 5         After 5
                              Total         1 Year         Years          Years          Years
--------------------------------------------------------------------------------------------------
Lease agreements          $    531,185   $     98,407   $    211,310   $    221,468   $         --
Borrowings                 298,608,627     69,227,457     37,452,369     81,928,801    110,000,000
Certificates of deposit    318,142,918    225,708,981     84,941,067      7,492,870             --
                          ------------   ------------   ------------   ------------   ------------
                          $617,282,730   $295,034,845   $122,604,746   $ 89,643,139   $110,000,000
                          ============   ============   ============   ============   ============

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

Asset and Liability Management

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

         The authority and responsibility for interest rate management is vested in the Company's Board of Directors. The Chief Financial Officer implements the Board of Directors' policies during the day-to-day operations of the Company. Each month, the Chief Financial Officer presents the Board of Directors with a report, which outlines the Company's asset and liability "gap" position in various time periods. The "gap" is the difference between interest-earning assets and interest-bearing liabilities which mature or reprice over a given time period. The Chief Financial Officer also meets weekly with the Company's other senior officers to review and establish policies and strategies designed to regulate the Company's flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company's assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company's assets.

         The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2007, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid. However, many of our assets can prepay at any time without a penalty unlike many of our liabilities that have a contractual maturity.

         The passbook accounts, negotiable order of withdrawal ("NOW") accounts and a portion of the money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

         Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the above table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels in a different period.


                                                    1 Year         1 to 3           3 to 5           Over 5
                                                   or less          Years            Years            Years           Total
                                                 ------------    ------------     ------------     ------------    ------------
Interest-earning assets:

  Mortgage loans                                 $     57,084    $     51,463     $     40,643     $    156,151    $    305,341

  Commercial Mortgage loans                             6,594           1,655              706            6,359          15,314

  Mortgage-backed securities                           65,716          65,251           31,974           30,719         193,660

  Consumer and other loans                             44,693          27,332           12,984           18,569         103,578

  Investment securities and other investments          62,693          17,756           38,729           26,289         145,467
                                                 ------------    ------------     ------------     ------------    ------------

Total interest-earning assets                         236,780         163,457          125,036          238,087         763,360
                                                 ------------    ------------     ------------     ------------    ------------

Interest-bearing liabilities:
   Passbook and Club accounts                              --              --               --            2,864           2,864
   NOW accounts                                            --              --               --           39,460          39,460
   Consumer Money Market Deposit accounts              17,540              --               --           28,136          45,676
   Business Money Market Deposit accounts               4,613              --               --            1,538           6,151
   Certificate accounts                               225,873          84,776            7,494               --         318,143
   Borrowed money                                      78,319          34,927           75,363          110,000         298,609
                                                 ------------    ------------     ------------     ------------    ------------

Total interest-bearing liabilities                    326,345         119,703           82,857          181,998         710,903
                                                 ------------    ------------     ------------     ------------    ------------

Repricing GAP during the period                  $    (89,565)   $     43,754     $     42,179     $     56,089    $     52,457
                                                 ============    ============     ============     ============    ============

Cumulative GAP                                   $    (89,565)   $    (45,811)    $     (3,632)    $     52,457
                                                 ============    ============     ============     ============

Ratio of GAP during the period to total assets        -11.58%           5.66%            5.45%            7.25%
                                                 ============    ============     ============     ============

Ratio of cumulative GAP to total assets               -11.58%          -5.92%           -0.47%            6.78%
                                                 ============    ============     ============     ============

Liquidity and Capital Resources

         The Company's assets decreased to $773.5 million as of September 30, 2007, from $775.6 million as of September 30, 2006. Stockholders' equity decreased to $47.0 million as of September 30, 2007, from $48.5 million as of September 30, 2006. As of September 30, 2007, stockholders' equity amounted to 6.1% of the Bank's total assets under accounting principles generally accepted in the United States of America ("GAAP"). For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans, deposit withdrawals and repayment of borrowings. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company's core deposit base. In addition to cash, the Company maintains a portfolio of cash flows generating investments to meet its liquidity requirements. The Company also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Company also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.

         As of September 30, 2007, the Company had a remaining borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $266.9 million. To the extent that the Company cannot meet its liquidity needs with normal cash flows and deposit growth, the Company will be able to utilize the available borrowing capacity provided by the Federal Home Loan Bank of Pittsburgh to fund asset growth and loan commitments. At September 30, 2007 the Company had exposures to limited recourse arrangements with respect to the Company's sale of whole loans. At September 30, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $73,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since prices are affected by inflation to a larger extent than interest rates.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Harleysville Savings Financial Corporation
Harleysville, Pennsylvania

         We have audited the accompanying consolidated statement of financial condition of Harleysville Savings Financial Corporation and subsidiary ("the Company") as of September 30, 2007, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the years ended September 30, 2006 and 2005 were audited by other auditors whose report, dated December 8, 2006, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and subsidiary as of September 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
December 7, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and  Stockholders
Harleysville Savings Financial Corporation and Subsidiary
Harleysville, Pennsylvania:

         We have audited the accompanying consolidated statement of financial condition of Harleysville Savings Financial Corporation and Subsidiary (the "Company") as of September 30, 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and Subsidiary as of September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated financial statements, on October 1, 2005 the Company adopted the fair value method of accounting for stock based compensation.


                                                      /s/ Deloitte & Touche, LLP
Philadelphia, Pennsylvania
December 8, 2006


Consolidated Statements of Financial Condition
                                                                                     September 30,
                                                                                2007             2006
---------------------------------------------------------------------------------------------------------
Assets
Cash and amounts due from depository institutions                          $   1,647,273    $   1,596,695
Interest bearing deposits                                                      6,669,666        8,453,455
                                                                           -------------    -------------

     Total cash and cash equivalents                                           8,316,939       10,050,150

Investment securities held to maturity
     (fair value - 2007, $109,306,000;  2006, $111,248,000)                  108,693,247      111,098,682
Investment securities available-for-sale at fair value                         1,909,949        8,107,759
Mortgage-backed securities held to maturity
     (fair value - 2007, $188,612,000; 2006, $213,913,000)                   192,842,505      219,493,818
Mortgage-backed securities available-for-sale at fair value                      817,524          820,255
Loans receivable (net of allowance for loan losses -
     2007, $1,933,000; 2006, $1,956,000)                                     419,052,750      385,450,375
Accrued interest receivable                                                    4,046,947        3,969,610
Federal Home Loan Bank stock - at cost                                        14,140,100       15,498,600
Office properties and equipment, net                                           9,916,548        8,013,969
Prepaid expenses and other assets                                             13,807,507       13,134,625
                                                                           -------------    -------------

TOTAL ASSETS                                                               $ 773,544,016    $ 775,637,843
                                                                           =============    =============


Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                              $ 424,035,072    $ 429,254,047
     Short-term borrowings                                                    31,500,000       58,200,000
     Long-term debt                                                          267,108,628      236,411,162
     Accrued interest payable                                                  1,556,225        1,406,161
     Advances from borrowers for taxes and insurance                           1,247,399        1,184,089
     Accounts payable and accrued expenses                                     1,055,789          711,014
                                                                           -------------    -------------

     Total liabilities                                                       726,503,113      727,166,473
                                                                           -------------    -------------

Commitments and contingencies (Note 16 & 17)

Stockholders' Equity:
     Preferred Stock: $.01 par value;
       12,500,000 shares authorized; none issued                                      --               --
     Common stock: $.01 par value; 25,000,000
       shares authorized; issued 3,921,177 shares                                 39,212           39,212
     Additional Paid-in capital                                                8,043,698        7,992,014
     Treasury stock, at cost (2007, 203,658 shares; 2006, 71,441 shares)      (3,316,127)      (1,262,412)
     Retained earnings - partially restricted                                 42,363,307       41,714,616
     Accumulated other comprehensive loss                                        (89,187)         (12,060)
                                                                           -------------    -------------

     Total stockholders' equity                                               47,040,903       48,471,370
                                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 773,544,016    $ 775,637,843
                                                                           =============    =============

See notes to consolidated financial statements.


Consolidated Statements of Income
                                                                         Year Ended September 30,

                                                                     2007          2006           2005
----------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on mortgage loans                             $ 17,269,866   $ 16,092,641   $ 15,331,323
Interest on mortgage-backed securities                             9,338,744     10,801,029     11,665,529
Interest on consumer and other loans                               6,708,965      5,683,386      4,614,316
Interest on taxable investments                                    5,411,431      5,066,939      2,886,342
Interest on tax-exempt investments                                 1,497,002      1,408,484      1,377,968
Dividends on investment securities                                    62,689         38,085         26,962
                                                                ------------   ------------   ------------

Total interest and dividend income                                40,288,697     39,090,564     35,902,440
                                                                ------------   ------------   ------------

Interest Expense:
Interest on deposits                                              15,471,662     13,164,538     10,336,704
Interest on borrowings                                            13,333,917     13,201,226     12,410,032
                                                                ------------   ------------   ------------

Total interest expense                                            28,805,579     26,365,764     22,746,736
                                                                ------------   ------------   ------------

Net Interest Income                                               11,483,118     12,724,800     13,155,704
Provision (Credit) for Loan Losses                                        --             --        (40,407)
                                                                ------------   ------------   ------------

Net Interest Income, after Provision (Credit) for Loan Losses     11,483,118     12,724,800     13,196,111
                                                                ------------   ------------   ------------

Other Income:
Customer service fees                                                563,671        368,559        413,777
Gain on sales of loans                                                    --             --         16,672
Realized gains on investments and
   mortgage-backed securities                                        159,888         26,920         97,905
Income on bank-owned life insurance                                  475,000        436,000        450,500
Other income                                                         691,405        468,905        486,527
                                                                ------------   ------------   ------------

Total other income                                                 1,889,964      1,300,384      1,465,381
                                                                ------------   ------------   ------------

Other Expenses:
Salaries and employee benefits                                     4,981,910      4,617,167      4,146,584
Occupancy and equipment                                            1,121,902        967,990        937,228
Deposit insurance premiums                                            51,908         54,656         57,263
Data processing                                                      578,934        589,558        562,932
Other                                                              2,481,485      2,339,098      2,261,238
                                                                ------------   ------------   ------------

Total other expenses                                               9,216,139      8,568,469      7,965,245
                                                                ------------   ------------   ------------

Income before Income Taxes                                         4,156,943      5,456,715      6,696,247

Provision for income taxes                                           911,000      1,255,177      1,692,527
                                                                ------------   ------------   ------------

Net Income                                                      $  3,245,943   $  4,201,538   $  5,003,720
                                                                ============   ============   ============

Earnings Per Share:
   Basic                                                        $       0.85   $       1.09   $       1.29
                                                                ============   ============   ============
   Diluted                                                      $       0.83   $       1.08   $       1.27
                                                                ============   ============   ============

Weighted Average Shares Outstanding:
   Basic                                                           3,834,518      3,872,655      3,871,255
                                                                ============   ============   ============
   Diluted                                                         3,896,317      3,903,291      3,940,701
                                                                ============   ============   ============

See notes to consolidated financial statements.


Consolidated Statements of Comprehensive Income
                                                                                          Year Ended September 30,
                                                                                  2007              2006              2005
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                                    $ 3,245,943       $ 4,201,538       $ 5,003,720

Other Comprehensive (Loss) Income

Unrealized loss on securities net of tax (benefit) or
expense  -- 2007, $(39,733); 2006, $(1,744); 2005, $(25,930)                      (77,127)(1)        (2,847)(1)       (42,337)(1)
                                                                              -----------       -----------       -----------

Total Comprehensive Income                                                    $ 3,168,816       $ 4,198,691       $ 4,961,383
                                                                              ===========       ===========       ===========



(1)  Disclosure of reclassification amount, net of tax for the years ended:      2007              2006              2005
                                                                              -----------       -----------       -----------
     Net unrealized gain (loss) arising during the year                       $   (77,127)      $    14,920       $    22,280
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -- 2007,$0; 2006,$9,153; 2005,$33,288                          --            17,767            64,617
                                                                              -----------       -----------       -----------

     Net unrealized loss on securities                                        $   (77,127)      $    (2,847)      $   (42,337)
                                                                              ===========       ===========       ===========


See notes to consolidated financial statements.


Consolidated Statements of Stockholders' Equity

                                                                                 Retained    Accumulated
                                               Common              Additional    Earnings-      Other                      Total
                                                Stock     Common     Paid-in     Partially  Comprehensive  Treasury    Stockholders'
                                                Shares     Stock     Capital     Restricted  Income (Loss)   Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                 2,316,500  $ 23,165  $ 7,426,853   $37,244,200  $  33,124   $  (414,430)  $44,312,912

Net Income                                                                         5,003,720                              5,003,720
Issuance of Common Stock                         15,876       436      459,995                                              460,431
Stock split                                   1,571,760    15,440      (15,440)
Dividends - $.58  per share                                                       (2,252,336)                            (2,252,336)
Treasury stock purchased (17,000 shares)                                                                     (328,280)     (328,280)
Treasury stock delivered under
   employee stock plans (21,162 shares)                               (272,586)                               578,247       305,661
Treasury stock delivered under
   Dividend Reinvestment Plan (4,366 shares)                            11,689                                104,356       116,045
Change in unrealized holding gain
  on available-for-sale securities, net
  of tax                                                                                        (42,337)                    (42,337)
                                              ---------  --------  -----------   -----------  ---------   -----------   -----------

Balance at September 30, 2005                 3,904,136    39,041    7,610,511    39,995,584     (9,213)      (60,107)   47,575,816

Net Income                                                                         4,201,538                              4,201,538
Issuance of Common Stock                         17,041       171      300,428                                              300,599
Dividends - $.64  per share                                                       (2,482,506)                            (2,482,506)
Option Compensation                                                    109,025                                              109,025
Treasury stock purchased (95,880 shares)                                                                   (1,681,657)   (1,681,657)
Treasury stock delivered under
   employee stock plans (11,121 shares)                                (26,694)                               191,332       164,638
Treasury stock delivered under
   Dividend Reinvestment Plan (16,572 shares)                           (1,256)                               288,020       286,764
Change in unrealized holding loss
  on available-for-sale securities, net
  of tax                                                                                         (2,847)                     (2,847)
                                              ---------  --------  -----------   -----------  ---------   -----------   -----------

Balance at September 30, 2006                 3,921,177  $ 39,212  $ 7,992,014   $41,714,616  $ (12,060)  $(1,262,412)  $48,471,370

Net Income                                                                         3,245,943                              3,245,943
Dividends - $.68  per share                                                       (2,597,252)                            (2,597,252)
Option Compensation                                                     96,650                                               96,650
Treasury stock purchased (169,496 shares)                                                                  (2,693,853)   (2,693,853)
Treasury stock delivered under
   employee stock plans (3,751 shares)                                 (16,001)                                65,180        49,179
Treasury stock delivered under
   Dividend Reinvestment Plan (33,528 shares)                          (28,965)                               574,958       545,993
Change in unrealized holding loss
  on available-for-sale securities, net
  of tax                                                                                        (77,127)                    (77,127)
                                              ---------  --------  -----------   -----------  ---------   -----------   -----------

Balance at September 30, 2007                 3,921,177  $ 39,212  $ 8,043,698   $42,363,307  $ (89,187)  $(3,316,127)  $47,040,903
                                              =========  ========  ===========   ===========  =========   ===========   ===========

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

                                                                                 Year Ended September 30,
                                                                          2007             2006             2005
---------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                            $   3,245,943    $   4,201,538    $   5,003,720
Adjustments to reconcile net income to net cash provided by
    operating activities:

    Depreciation                                                            510,980          466,020          436,400
    Deferred income taxes                                                    55,777           10,963           67,768
    Realized gain on sales of loans                                              --               --          (16,672)
    Net realized gain on investment and mortgage-backed securities         (159,888)         (18,585)         (97,905)
    Realized loss on disposal of fixed assets                                    --            3,124           49,233
    Origination of loans held for sale                                           --               --         (908,522)
    Proceeds from the sale of loans held for sale                                --               --          921,129
    Amortization of deferred loan fees                                      (19,235)         (52,287)        (138,102)
    Net amortization of premiums and discounts                              205,960          309,052          675,869
    Purchase of bank owned life insurance                                        --               --       (2,500,000)
    Increase in cash surrender value                                       (475,000)        (436,000)        (450,500)
   Compensation charge on stock options                                      96,650          109,025
Changes in assets and liabilities which provided (used) cash:
     Increase in accounts payable and accrued expenses                      344,775           38,890          121,260
     (Increase) decrease in prepaid expenses and other assets              (227,435)        (145,283)         368,196
     Increase in accrued interest receivable                                (77,337)        (537,556)        (363,016)
     Increase  in accrued interest payable                                  150,064           47,208          232,840
                                                                      -------------    -------------    -------------

Net cash provided by operating activities                                 3,651,254        3,996,109        3,401,698
                                                                      -------------    -------------    -------------


Investing Activities:
Purchase of mortgage-backed securities held to maturity                 (20,939,437)      (2,011,250)     (62,026,532)
Purchase of investment securities held to maturity                      (19,917,941)     (28,748,285)     (35,852,191)
Purchase of investment securities available-for-sale                       (466,003)      (5,578,924)        (770,525)
Proceeds from (purchase) of FHLB stock                                    1,358,500          537,300         (851,800)
Proceeds from the sale of investment securities available-for-sale               --          327,357        5,650,121
Proceeds from maturities of investment securities                        28,987,189        4,595,380       16,239,738
Principal collected on long-term loans & mortgage-backed securities     135,795,508      134,713,613      147,947,065
Long-term loans originated or acquired                                 (121,934,589)    (107,316,274)    (113,398,481)
Purchases of premises and equipment                                      (2,413,560)      (2,653,419)        (566,351)
                                                                      -------------    -------------    -------------

Net cash provided by (used in) investing activities                         469,667       (6,134,502)     (43,628,956)
                                                                      -------------    -------------    -------------


Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts
    and savings accounts                                                 (2,923,840)      (8,608,274)     (18,710,587)
Net (decrease) increase in certificates of deposit                       (2,295,135)      18,882,665       32,459,603
Cash dividends                                                           (2,597,252)      (2,482,506)      (2,252,336)
Net increase (decrease) in short-term borrowings                        (26,700,000)      37,200,000        1,900,000
Proceeds from long-term debt                                             63,000,000       10,000,000       69,899,000
Repayment of long-term debt                                             (32,302,534)     (49,857,326)     (40,483,505)
Purchase of treasury stock                                               (2,693,853)      (1,681,657)        (328,280)
Treasury stock delivered under Dividend Reinvestment and
    employee stock plans                                                    595,172          451,402          421,706
Net proceeds from issuance of stock                                              --          300,599          460,431
Net increase in advances from borrowers for taxes and insurance              63,310           48,660           77,422
                                                                      -------------    -------------    -------------

Net cash (used in) provided by financing activities                      (5,854,132)       4,253,563       43,443,454
                                                                      -------------    -------------    -------------

(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (1,733,211)       2,115,170        3,216,196

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           10,050,150        7,934,980        4,718,784
                                                                      -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   8,316,939    $  10,050,150    $   7,934,980
                                                                      =============    =============    =============


Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
      Interest (credited and paid)                                    $  28,655,515    $  26,318,556    $  22,513,896
      Income Tax                                                            665,290        1,378,000        1,528,000


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations and Organizational Structure

On February 25, 2000, Harleysville Savings Bank (the "Bank") completed its Agreement and Plan of Reorganization ("Agreement") pursuant to which the Bank was reorganized into a holding company form of ownership. The Agreement was subject to approval by the Pennsylvania Department of Banking, the Board of Governors of the Federal Reserve System and approved by the stockholders of the Bank. Harleysville Savings Financial Corporation (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania. It was formed for the purpose of becoming the bank holding company of the Bank through the issuance and exchange of its stock pursuant to the Agreement and the concurrent acquisition of 100% of the common stock of the Bank. In connection with the Reorganization, each share of the Bank's common stock, ("Bank Common Stock"), was converted into one share of the Company's common stock, ("Company Common Stock"). The result of the Reorganization of the Bank was that the Company became the owner of all of the outstanding shares of Bank Common Stock and each stockholder of the Bank became the owner of one share of the Company Common Stock for each share of bank Common Stock held by him or her immediately prior thereto.

The Company is a bank holding company that is regulated by the Federal Reserve Bank of Philadelphia. The Bank is a wholly owned subsidiary and is regulated by the FDIC and the Pennsylvania Department of Banking. The Bank is principally in the business of attracting deposits through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single family residential and consumer loans. The Bank's customers are primarily in southeastern Pennsylvania.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, HSB Inc a Delaware subsidiary which was formed in order to accommodate the transfer of certain assets, Freedom Financial Solutions LLC that allows the Company to offer non deposit products and HARL, LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of the Consolidated Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates and assumptions in the Company's consolidated financial statements is the allowance for loan losses. Actual results could differ from those estimates.

Significant Group Concentrations of Credit Risk - Most of the Company's activities are with customers located within the southeastern region of Pennsylvania. Notes 3, 4, 5 and 6 discuss types of securities that the Company invests in. Note 7 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks.

Interest-Bearing Deposits in Banks - Interest-bearing deposits in banks are carried at cost.

Investments and Mortgage-Backed Securities - The Company classifies and accounts for debt and equity securities as follows:

Held to Maturity - Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Realized gains and losses on the sale of investment securities are recorded as of the trade date, reported in the consolidated statement of income and determined using the amortized cost of the specific security sold.

For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security's fair value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its fair value has recovered to a level at least equal to the amortized cost. When the Company determines that a security's unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

Loans - The Company grants commercial, mortgage and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southeastern Pennsylvania. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

Interest Income on Loans - Interest on loans is recognized as income when earned. The accrual of interest on mortgage loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Deferred Loan Fees - Loan origination fees, net of certain direct origination costs, are deferred and the balance is amortized to income as an adjustment over the life of the loan using the interest method.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to  earnings.  Loan  losses  are  charged  against  the  allowance  when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon evaluation of known and inherent risks in the loan portfolio. The loan loss reserves are established as an allowance for estimated losses based on the probable losses of the loan portfolio. In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, status of nonperforming loans, general economic conditions as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio.

The allowance for loan losses consists of three elements: (1) specific allowances for impaired loans; (2) a general valuation allowance on all classified loans which are not impaired; and (3) a general valuation allowance on the remainder of the loan portfolio. This is consistent with the regulatory method of classifying reserves. Although the amount of each element of the allowance is determined separately, the entire allowance for loan losses is available for the entire portfolio. An allowance for impaired loans is established in the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. A general allowance is established for classified loans that are not impaired. These loans are segregated by loan category, and allowance percentages are assigned to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

The general allowance for loans that are not classified is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating non-classified loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for the Company and similarly sized institutions. The percentages are adjusted for significant factors that, in management's judgment, could affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balances homogenous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Foreclosed Real Estate - Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense.

Office Properties and Equipment - Land is carried at cost. Office properties and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets that range from four to fifty years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

FHLB Stock - The Company reports its investment in Federal Home Loan Bank (FHLB) stock at cost in the consolidated statements of financial condition. Federal law requires a member of the FHLB to hold stock according to a predetermined formula.

Cash Surrender Value Of Bank Owned Life Insurance (BOLI) - The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income as income on BOLI. The cash surrender value of the insurance policies is recorded as an asset in other assets in the consolidated statements of financial condition.

Income Taxes - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -The Company accounts for transfers and servicing of financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of FASB Statement No. 125). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration.

The Statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interest, if any, based on their relative fair values at the date of transfer. It also provides implementation guidance for servicing of financial assets, securitizations, loan syndications and participations and transfers of loan receivables with recourse.

Treasury Stock - The Company records treasury stock purchases at cost. Gains and losses on subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Accounting for Stock Options - The Company currently has several stock option plans in place for employees and directors of the Company. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the modified prospective method provisions of SFAS No. 123R. Effective October 1, 2005, the Company was required to recognize compensation expense for the fair value of stock options that were granted or vest after that date. Stock-based compensation expense related to stock options for the years ended September 30, 2007 and 2006 was $96,650 and $109,025, respectively. The tax benefit recognized related to the compensation expense for the years ended September 30, 2007 and 2006 was $4,541 and $3,406, respectively.

Prior to October 1, 2005, the Company accounted for it's stock option plans, under the recognition and measurement provision of APB Opinion No 25, "Accounting for Stock Issued to Employees," and the related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation". No stock-based employee compensation cost was recognized in the Company's consolidated statements of income through September 30, 2005, as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation for the year ended September 30, 2005:

                                                         Year Ended
                                                     September 30, 2005
                                                     ------------------
Net income: as reported                                $   5,003,720

Add: Total stock-based employee compensation
   expense included in reported net income (net of tax)           --

Deduct: Stock-based employee compensation expense
   determined under the fair value based method for
   all awards, net of related tax effects                    (42,594)
                                                       -------------

Pro forma net income                                   $   4,961,126
                                                       =============
   Earnings per share:
     Basic-as reported                                 $        1.29
     Basic-pro forma                                   $        1.28
     Diluted-as reported                               $        1.27
     Diluted-pro forma                                 $        1.26

The fair value of options granted in the years ended September 30, 2007, 2006 and 2005 were estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

                                                   Year Ended September 30,
                                              2007          2006          2005
-------------------------------------------------------------------------------
Risk free interest rate of return             4.77%         4.36%            1%
Expected option life                     84 months     84 months     84 months
Expected volatility                             17%           17%           10%
Expected dividends                             3.9%          3.0%          3.0%

The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

Stock Split - On January 26, 2005, the Board of Directors declared a cash dividend of $.25 ($.15 post split) per share and a five for three stock split payable on February 23, 2005 to the stockholders of record at the close of business on February 9, 2005. The number of shares and per share information has been restated to reflect the five for three stock split. The shares of Harleysville Savings Financial Corporation traded on February 24, 2005 on a post split basis.


Earnings Per Share - Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The weighted average shares outstanding used to calculate earnings per share were as follows:

                                                    Year Ended September 30,
                                                  2007        2006        2005
--------------------------------------------------------------------------------
Weighted average shares outstanding - basic    3,834,518   3,872,655   3,871,255

Increase in shares due to dilutive options        61,799      30,636      69,446
                                               ---------   ---------   ---------
Weighted average shares outstanding - diluted  3,896,317   3,903,291   3,940,701
                                               =========   =========   =========

Other Comprehensive Income - The Company presents, as a component of comprehensive income, amounts from transactions and other events, which are currently excluded from the statement of income and are recorded directly to stockholders' equity. The Company's other comprehensive income consists of net unrealized holding gains or losses on securities available-for-sale, net of income taxes.

Interest Rate Risk - The Company is engaged principally in providing first mortgage loans to individuals and commercial enterprises. At September 30, 2007, the Company's assets that earned interest at fixed and variable interest rates were funded primarily with long-term liabilities that have interest rates that are fixed. The Company is vulnerable to a decrease in interest rates to the extent that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. In the current market, the Company primarily originates long-term fixed rate loans secured by single-family residences and purchases short-term investments. The source of these funds has been long-term advances.

Recent  Accounting   Pronouncements  -  In  July  2006,  the  FASB  issued  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years begining after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company is currently evaluating the impact of adopting FIN 48 and FIN-48-1 on its Consolidated Financial Statements.

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

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 108. This release expresses the staff's views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has reviewed the SAB in connection with our consolidated financial statements for the current and prior periods, and has determined that its adoption did not have an impact on any of these financial statements.

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is continuing to evaluate the impact of this statement on its consolidated financial statements.

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

Reclassification - Certain items in the 2006 and 2005 financial statements have been reclassified to conform with the presentation in the 2007 consolidated financial statements.

3. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                                                September 30, 2007
                                                               Gross          Gross
                                             Amortized      Unrealized      Unrealized      Approximate
                                                Cost           Gains          Losses        Fair Value
-------------------------------------------------------------------------------------------------------
U.S. Government Agencies
      Due after 1 year through 5 years      $  5,000,000                   $    (26,880)   $  4,973,120
      Due after 5 years through 10 years      20,918,747   $     37,242        (114,168)     20,841,821
      Due after 10 years through 15 years     48,421,750         87,118        (341,677)     48,167,191
      Due after 15 years                       8,814,462         87,194         (49,905)      8,851,751
Tax Exempt Obligations
      Due after 10 years through 15 years     15,853,732        717,040              --      16,570,772
      Due after 15 years                       9,684,556        383,866        (167,588)      9,900,834
                                            ------------   ------------    ------------    ------------

Total Investment Securities                 $108,693,247   $  1,312,460    $   (700,218)   $109,305,489
                                            ============   ============    ============    ============

A summary of investments with unrealized losses, aggregated by category, at September 30, 2007 is as follows:

                             Less than 12 Months            12 Months or Longer                           Total
                                         Unrealized                      Unrealized       Total        Unrealized
                          Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
                         ------------   ------------    ------------   ------------    ------------   ------------
US Government agencies   $  4,446,141   $    (26,541)   $ 56,849,408   $   (506,089)   $ 61,295,549   $   (532,630)
Tax Exempt Obligations      2,848,983       (167,588)             --             --              --       (167,588)
                         ------------   ------------    ------------   ------------    ------------   ------------
Total                    $  7,295,124   $   (194,129)   $ 56,849,408   $   (506,089)   $ 61,295,549   $   (700,218)
                         ============   ============    ============   ============    ============   ============

At September 30, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of 23 US Government Agency securities and state and municipal securities that at such date had an aggregate depreciation of 0.9% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment.

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
                                            ============   ============    ============    ============

A summary of investments with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                             Less than 12 Months            12 Months or Longer                          Total
                                         Unrealized                      Unrealized       Total        Unrealized
                          Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
                         ------------   ------------    ------------   ------------    ------------   ------------
US Government agencies   $ 26,578,627   $   (216,285)   $ 50,655,619   $ (1,182,969)   $ 77,234,246   $ (1,399,254)
                         ------------   ------------    ------------   ------------    ------------   ------------
Total                    $ 26,578,627   $   (216,285)   $ 50,655,619   $ (1,182,969)   $ 77,234,246   $ (1,399,254)
                         ============   ============    ============   ============    ============   ============

4.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

                                              September 30, 2007
                                             Gross         Gross
                              Amortized    Unrealized   Unrealized
                                 Cost         Gain         Losses     Fair Value
--------------------------------------------------------------------------------

Equity Securities             $1,501,552   $    5,810   $ (173,280)   $1,334,082
Money Market Mutual Funds        575,867           --           --       575,867
                              ----------   ----------   ----------    ----------

Total Investment Securities   $2,077,419   $    5,810   $ (173,280)   $1,909,949
                              ==========   ==========   ==========    ==========

A summary of investments with unrealized losses, aggregated by category, at September 30, 2007 is as follows:

                       Less than 12 Months            12 Months or Longer                           Total
                                   Unrealized                      Unrealized        Total       Unrealized
                    Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
                    -----------   ------------    ------------   ------------    ------------   ------------
Equity Securities   $    792,970   $    (89,038)   $    254,637   $    (84,242)   $  1,047,607   $   (173,280)
                    ------------   ------------    ------------   ------------    ------------   ------------
Total               $    792,970   $    (89,038)   $    254,637   $    (84,242)   $  1,047,607   $   (173,280)
                    ============   ============    ============   ============    ============   ============

As of September 30,2007 there has been one investment security in a loss position greater than twelve months. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment.


                                                September 30, 2006
                                                Gross         Gross
                               Amortized      Unrealized    Unrealized
                                  Cost           Gain         Losses         Fair Value
----------------------------------------------------------------------------------------
Equity Securities             $  1,050,664   $     13,802   $    (67,143)   $    997,323
Money Market Mutual Funds        7,110,436             --             --       7,110,436
                              ------------   ------------   ------------    ------------

Total Investment Securities   $  8,161,100   $     13,802   $    (67,143)   $  8,107,759
                              ============   ============   ============    ============

A summary of investment with unrealized losses, aggregated by category, at September 30,2006 is as follows:

                       Less than 12 Months            12 Months or Longer                           Total
                                   Unrealized                      Unrealized        Total       Unrealized
                    Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
                    -----------   ------------    ------------   ------------    ------------   ------------
Equity Securities   $    582,873   $    (67,143)   $         --   $         --   $    582,873   $    (67,143)
                    ------------   ------------    ------------   ------------   ------------   ------------
Total               $    582,873   $    (67,143)   $         --   $         --   $    582,873   $    (67,143)
                    ============   ============    ============   ============   ============   ============

There were no sales of investment securities available for sale for the year ended September 30, 2007. Proceeds from the sale of investment securities available for sale during the year ended September 30, 2006 were $327,000 resulting in a gross gain of $27,000 and an after tax gain of $18,000. Proceeds from the sale of investments available for sale during the year ended September 30, 2005 were $5,650,000 resulting in a gross gain of $98,000 and an after tax gain of $65,000.

5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                          September 30,2007
                                                         Gross         Gross
                                       Amortized      Unrealized     Unrealized     Approximate
                                          Cost           Gains         Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 16,470,836   $     96,904   $   (298,787)   $ 16,268,953
FHLMC pass-through certificates         89,532,845        164,145     (2,198,243)   $ 87,498,747
FNMA pass-through certificates          86,586,624         11,268     (2,007,620)   $ 84,590,272
GNMA pass-through certificates             252,200          2,298             --    $    254,498
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $192,842,505   $    274,615   $ (4,504,650)   $188,612,470
                                      ============   ============   ============    ============

A summary of securities with unrealized losses, aggregated by category, at September 30, 2007 is as follows:

                                         Less than 12 Months            12 Months or Longer                           Total
                                                     Unrealized                      Unrealized        Total       Unrealized
                                      Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
                                     ------------   ------------    ------------   ------------    ------------   ------------
Mortgage-backed securities held to
 maturity                            $ 11,829,093   $    (94,682)   $162,007,873   $ (4,409,968)   $173,836,966   $ (4,504,650)
                                     ------------   ------------    ------------   ------------    ------------   ------------
Total                                $ 11,829,093   $    (94,682)   $162,007,873   $ (4,409,968)   $173,836,966   $ (4,504,650)
                                     ============   ============    ============   ============    ============   ============

At September 30, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 88 securities that at such date had an aggregate depreciation of 2.7% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2007 represents another-than-temporary impairment.

Proceeds from the sales of mortgage-backed securities during the year ended September 30, 2007 were $10,281,000 resulting in a gross gain of $160,000 and an after tax gain of $106,000. The Company sold securities held to maturity in accordance with provisions of SFAS No. 115 allowing such securities to be sold if principal reductions on such securities were at least 85%.

                                                          September 30,2006
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized      Approximate
                                          Cost          Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $ 15,088,964   $     88,867   $   (319,831)   $ 14,858,000
FHLMC pass-through certificates         98,855,830         70,407     (2,793,237)     96,133,000
FNMA pass-through certificates         100,287,098         83,203     (2,825,301)     97,545,000
GNMA pass-through certificates           5,261,926        115,074             --       5,377,000
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $219,493,818   $    357,551   $ (5,938,369)   $213,913,000
                                      ============   ============   ============    ============

A summary of securities with unrealized losses, aggregated by category, at September 30, 2006 is as follows:

                                 Less than 12 Months            12 Months or Longer                           Total
                                             Unrealized                      Unrealized        Total       Unrealized
                              Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
                             ------------   ------------    ------------   ------------    ------------   ------------
Mortgage-backed securities
  held to maturity           $  6,898,645   $    (68,773)   $191,950,265   $ (5,869,596)   $198,848,910   $ (5,938,369)
                             ------------   ------------    ------------   ------------    ------------   ------------
Total                        $  6,898,645   $    (68,773)   $191,950,265   $ (5,869,596)   $198,848,910   $ (5,938,369)
                             ============   ============    ============   ============    ============   ============

6. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                      September 30,2007
                                                     Gross          Gross
                                    Amortized      Unrealized    Unrealized
                                       Cost          Gains         Losses        Fair Value
--------------------------------------------------------------------------------------------
FNMA pass-through certificates     $    785,187   $     32,337   $         --   $    817,524
                                   ------------   ------------   ------------   ------------

Total Mortgage-Backed Securities   $    785,187   $     32,337   $         --   $    817,524
                                   ============   ============   ============   ============
                                                       September 30,2006
                                                     Gross          Gross
                                    Amortized      Unrealized    Unrealized
                                       Cost          Gains         Losses        Fair Value
--------------------------------------------------------------------------------------------
FNMA pass-through certificates     $    785,187   $     35,068   $         --   $    820,255
                                   ------------   ------------   ------------   ------------

Total Mortgage-Backed Securities   $    785,187   $     35,068   $         --   $    820,255
                                   ============   ============   ============   ============

7. LOANS RECEIVABLE

Loans receivable consists of the following:

                                                   September 30,
                                               2007             2006
------------------------------------------------------------------------
Residential Mortgages                     $ 305,340,840    $ 287,155,808
Commercial Mortgages                         15,314,312          919,603
Construction                                  6,092,667        6,986,632
Savings Account                                 977,255        1,002,672
Home Equity                                  74,218,316       70,515,174
Home Equity Line of Credit                   21,385,435       25,499,895
Automobile and other                            903,921          811,963
                                          -------------    -------------

Total                                       424,232,746      392,891,747
Undisbursed portion of loans in process      (2,794,545)      (4,941,266)
Deferred loan fees                             (452,906)        (544,301)
Allowance for loan losses                    (1,932,545)      (1,955,805)
                                          -------------    -------------

Loans Receivable - net                    $ 419,052,750    $ 385,450,375
                                          =============    =============

The Company originates both adjustable and fixed interest rate loans and purchases both adjustable and fixed interest rate mortgage-backed securities. At September 30, 2007, the maturity of these loans and mortgage-backed securities, in thousands, is as follows (in thousands):

                   Fixed-Rate                    Adjustable-Rate
      Term to Maturity     Book Value  Term to Maturity     Book Value
-------------------------------------  --------------------------------
        1 year or less   $     25,728    1 year or less    $      8,451
             1-3 years         29,760      1-3 years              2,534
             3-5 years         20,650      3-5 years              3,494
            5-15 years        235,152
         over 15 years        292,124
                         ------------                      ------------
                         $    603,414                      $     14,479
                         ============                      ============

The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1-year U.S. Treasury Securities rate. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

At September 30, 2007 and 2006, the Company was servicing loans for others amounting to approximately $3,642,000 and $3,928,000 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recognized over the life of the loan. In connection with the loans serviced for others, the Company held borrowers' escrow balances of approximately $18,300, and $21,000, at September 30, 2007 and 2006, respectively.

Loans to officers and directors at September 30, 2007 and 2006, were approximately $582,000 and $648,000, respectively. Additional loans and repayments for the year ended September 30, 2007, were $74,000 and $140,000, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                      Year Ended September 30,
                                 2007            2006            2005
-------------------------------------------------------------------------
Balance, beginning of year   $  1,955,805    $  1,967,607    $  1,976,849
     Recoveries                    12,824           8,524          83,707
     Charged off                  (36,084)        (20,326)        (92,949)
                             ------------    ------------    ------------
Balance, end of year         $  1,932,545    $  1,955,805    $  1,967,607
                             ============    ============    ============

The activity in the recoveries and charge off accounts was primarily the result of the Company's Bounce protection program. This program extends credit automatically to our depositors. If the account is not brought current by the depositor the loan is charged off. If the customer subsequently brings the account current, a recovery is recognized.

The provision for loan losses charged to expense is based upon past loss experiences and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of September 30, 2007, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At September 30, 2007 and 2006, the Company's impaired loans consisted of smaller balance residential mortgage loans collectively evaluated for impairment. Non-performing loans (which include loans in excess of 90 days delinquent) at September 30, 2007 and 2006, amounted to approximately $28,000 and $18,000, respectively. The non-performing loans are still accruing interest. The loans were collectively evaluated for impairment.

8. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

                                            September 30,
                                        2007            2006
----------------------------------------------------------------
Land                                $  1,159,031    $  1,159,031
Buildings                              7,548,837       7,543,587
Branch office in construction          2,192,847              --
Furniture, fixtures and equipment      3,903,790       3,694,898
Automobiles                               24,896          24,896
                                    ------------    ------------

Total                                 14,829,401      12,422,412
Less accumulated depreciation         (4,912,853)     (4,408,443)
                                    ------------    ------------

Net                                 $  9,916,548    $  8,013,969
                                    ============    ============

Depreciation expense for the years ended September 30, 2007, 2006, and 2005 amounted to approximately $511,000, $466,000, and $436,000, respectively.

9. DEPOSITS

Deposits are summarized as follows:

                                                        September 30,
                                            2007                           2006
                                 ---------------------------    ---------------------------

                                                  Weighted                       Weighted
                                                  Interest                       Interest
                                    Amount          Rate           Amount          Rate
-------------------------------------------------------------------------------------------
NOW accounts                     $ 13,710,669           0.25%   $ 15,719,531           0.25%
Non-interest Checking accounts     11,740,589           0.00%     10,338,951           0.00%
Interest Checking accounts         25,750,545           2.41%     20,410,198           2.46%
Money Market Deposit accounts      51,826,626           1.80%     58,989,416           1.58%
Passbook and Club accounts          2,863,725           0.98%      3,325,151           0.96%
Certificate accounts              318,142,918           4.50%    320,470,800           4.01%
                                 ------------   ------------    ------------   ------------

Total Deposits                   $424,035,072           3.76%   $429,254,047           3.34%
                                 ============   ============    ============   ============

At September 30, 2007, the amounts of scheduled maturities of certificate accounts were as follows:

For the year ended September 30:        2008                    225,708,981
                                        2009                     77,911,934
                                        2010                      7,029,133
                                        2011                      4,543,301
                                        2012                      2,949,569
                                                               ------------
                                 Total                         $318,142,918
                                                               ============

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2007 and 2006 amounted to approximately $53.6 million and $47.6 million, respectively. Deposits in excess of $100,000 are not generally federally insured.

Interest expense on savings deposits is composed of the following:

                                          Year Ended September 30,
                                     2007           2006           2005
---------------------------------------------------------------------------

NOW accounts and MMDA accounts   $  2,557,964   $  1,371,109   $  1,245,110
Passbook and Club accounts             31,414         27,867         26,325
Certificate accounts               12,882,284     11,765,562      9,065,269
                                 ------------   ------------   ------------

Total                            $ 15,471,662   $ 13,164,538   $ 10,336,704
                                 ============   ============   ============

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company has a line of credit with the Federal Home Loan Bank of which $31.5 million and $58.2 million of the available $75.0 million was used at September 30, 2007 and 2006, respectively. The average balance outstanding on the line of credit for the years ended September 30, 2007 and 2006 was $48.2 million and $29.3 million, respectively. The maximum amount outstanding at any time for 2007 and 2006 was $67.4 million and $59.4 million, respectively. The weighted average interest rate during 2007 and 2006 was 5.36% and and 4.89%.

Long-term debt consist of the following:

                                                                   Weighted
                                               Amount             Average Rate
                                               ------             ------------
                                          2007       2006       2007        2006
                                        --------   --------   --------    --------
FHLB long-term debt:                              (dollars in thousands)
Fixed rate advances maturing:
                    2008                $ 37,727   $ 21,292       5.00%       3.79%
                    2009                  20,043     46,949       4.37%       4.79%
                    2010                  17,410     25,851       4.50%       4.07%
                    2011                  23,595      8,375       4.99%       3.96%
                    2012                  58,334     39,418       4.48%       5.38%
                    2013                   5,000     59,526       3.80%       4.47%
                    2014                   5,000      5,000       3.54%       3.80%
Maturing after 9/30/2014:                 60,000     30,000       4.42%       4.10%
                                        --------   --------   --------    --------

Total FHLB long-term debt               $227,109   $236,411       4.56%       4.16%

Other long-term debt:
Fixed rate advances maturing:
                    2013                $ 15,000   $     --       4.90%         --
                    2014                  15,000         --       4.50%         --
                                        --------   --------   --------

Total other long term debt fixed        $ 30,000   $     --       4.70%
Adjustable long-term debt maturing:
                    2017                $ 10,000   $     --       4.97%         --
                                        --------   --------   --------
Total other long term debt adjustable   $ 10,000   $     --       4.97%
                                        --------   --------   --------

Total other long term debt              $ 40,000   $     --       4.77%         --
                                        --------   --------   --------    --------

Total Long Term Debt                    $267,109   $236,411       4.59%       4.16%
                                        ========   ========   ========    ========

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $40 million.

11. INCOME TAXES

The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million.

Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2007 and 2006 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

The expense for income taxes differs from that computed at the statutory federal corporate tax rate as follows:

                                                              Year Ended September 30,
                                        2007                           2006                           2005
                              --------------------------     --------------------------     --------------------------
                                             Percentage                     Percentage                     Percentage
                                             of Pretax                      of Pretax                       of Pretax
                                 Amount        Income           Amount        Income          Amount         Income
----------------------------------------------------------------------------------------------------------------------
At statutory rate             $ 1,413,361           34.0%    $ 1,855,280           34.0%    $ 2,276,724           34.0%
Adjustments resulting from:
Tax-exempt income                (557,602)         (13.4)       (592,375)         (10.9)       (595,428)          (8.9)
State tax-net of federal
    tax benefit                        --             --              --             --          69,588            1.0
Other                              55,241            1.3          (7,728)          (0.1)        (58,357)          (0.8)
                              -----------    -----------     -----------    -----------     -----------    -----------
Expense per consolidated
   statements of income       $   911,000           21.9%    $ 1,255,177           23.0%    $ 1,692,527           25.3%
                              ===========    ===========     ===========    ===========     ===========    ===========

Income tax expense is summarized as follows:

                                 Year Ended September 30,
                              2007         2006         2005
                           ------------------------------------
Current                    $  855,223   $1,244,214   $1,624,759
Deferred                       55,777       10,963       67,768
                           ----------   ----------   ----------
Total Income Tax Expense   $  911,000   $1,255,177   $1,692,527
                           ==========   ==========   ==========

Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                  September 30,
                                               2007         2006
                                             ---------    ---------
Deferred Tax Assets:
  Deferred Loan Fees                         $  55,064    $  73,722
  Allowance for Loan Losses                    657,065      664,974
  Unrealized loss on investment securities      45,945        6,212
  Other                                         26,714       39,564
                                             ---------    ---------
    Sub-Total                                  784,788      784,472
                                             ---------    ---------
Deferred Tax Liabilities:
  Property                                    (450,282)    (433,922)
                                             ---------    ---------
    Sub-Total                                 (450,282)    (433,922)
                                             ---------    ---------
    Total                                    $ 334,506    $ 350,550
                                             =========    =========

Income taxes paid were approximately $665,000, $1,378,000, and $1,528,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

12. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of September 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                             To Be Considered Well
                                                                                               Capitalized Under
                                                                           For Capital         Prompt Corrective
                                                        Actual          Adequacy Purposes      Action Provisions
                                                -------------------    --------------------   -------------------
                                                   Amount     Ratio       Amount      Ratio      Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
As of September 30, 2007
     Tier 1 Capital (to assets)                 $46,796,989    6.02%   $31,020,640    4.00%   $38,775,800    5.00%
     Tier 1 Capital (to risk weighted assets)    46,796,989   12.12%    15,442,800    4.00%    23,164,200    6.00%
     Total Capital (to risk weighted assets)     48,729,123   12.62%    30,885,600    8.00%    38,607,000   10.00%

As of September 30, 2006
     Tier 1 Capital (to assets)                 $48,182,567    6.24%   $30,868,800    4.00%   $38,586,000    5.00%
     Tier 1 Capital (to risk weighted assets)    48,182,567   13.02%    14,800,960    4.00%    22,201,440    6.00%
     Total Capital (to risk weighted assets)     50,138,888   13.55%    29,601,920    8.00%    37,002,400   10.00%

The Company's capital ratios are not significantly different than the Bank's disclosed above.

13. RETIREMENT SAVINGS PLANS

The Company has an employee stock ownership pension plan and a qualified 401 (k) retirement savings plan covering all full-time employees meeting certain eligibility requirements. Contributions for both plans are at the discretion of the Company's Board of Directors. Contributions expense related to the plans was $277,946, $254,989 and $260,528 for the years ended September 30, 2007, 2006, and 2005, respectively.

14. STOCK OPTIONS

In 1987, the Company established a stock compensation program for executive officers and other selected full-time employees and directors of the Company. The 1987 program consists of four plans that are available for grant: Plan I - incentive stock options; Plan II - compensatory stock options; Plan III - stock appreciation rights; and Plan IV - performance share awards.

In January 1996, the stockholders approved the 1995 Stock Option Plan. This plan consists of two parts: Plan I - incentive stock options and Plan II - compensatory stock options.

In January 2001, the stockholders approved the 2000 Stock Option Plan. This plan consists of two parts: Plan I - incentive stock options and Plan II - compensatory stock options.

In January 2006, the stockholders approved the 2005 Stock Option Plan. This plan consists of two parts: Plan I - incentive stock options and Plan II - compensatory stock options. There are 219,642 options remaining for grant in this plan.

A summary of transactions under this plan follows:

                                                                   Year Ended September 30,
                                               2007                           2006                          2005
                                   ----------------------------   ----------------------------   ----------------------------
                                                     Weighted                      Weighted                       Weighted
                                                      Average                       Average                        Average
                                      Options          Price        Options          Price         Options          Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding,  beginning of year         243,100    $      15.01        169,032    $      13.23        201,982    $      10.96
      Exercised                          (3,751)          10.10        (10,704)           8.93        (69,133)           9.16
      Canceled                           (8,750)          14.35         (2,078)          12.16         (2,917)          13.50
      Granted                            49,200           17.68         86,850           17.68         39,100           17.78
                                   ------------    ------------   ------------    ------------   ------------    ------------

      Outstanding, end of year          279,799    $      15.54        243,100    $      15.01        169,032    $      13.23
                                   ============    ============   ============    ============   ============    ============

Options exercisable, end of year        145,599    $      13.86        130,400    $      13.32         98,267    $      11.98
                                   ============    ============   ============    ============   ============    ============

A summary of the exercise price range at September 30, 2007 is as follows:

                          Exercise        Weighted      Weighted Average
        Number of          Price      Average Remaining  Exercise Price
      Option Shares        Range       Contractual Life     per Share
      --------------   --------------  ----------------  --------------
              60,350    $8.10 - 12.80       2.89 years   $         9.77
             102,400   $13.13 - 17.50       7.21 years            16.42
             117,049   $17.68 - 18.00       8.43 years            17.81
      --------------   --------------   --------------   --------------
             279,799    $8.10 - 18.00       6.79 years   $        15.54
      ==============   ==============   ==============   ==============

For the years ended September 30, 2007 and 2006, the aggregate intrinsic value of options outstanding was $251,000 and $984,000, respectively. For the years ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercisable was $242,000 and $425,000, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company's stock.

Stock Based Compensation Expense. As stated in Note 1 - Significant Accounting Policies, the Company adopted the provisions of SFAS 123R on October 1, 2005. SFAS 123R requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant. Included in the results for the years ended September 30, 2007 and 2006 were compensation costs relating to the adoption of Statement No. 123R of approximately $97,000, or $64,000 net of tax and $109,000, or $72,000, net of tax, respectively. As of September 30, 2007, there was approximately $224,000 of total unrecognized compensation cost related to non-vested stock options under the plans.

The Company also has established an Employee Stock Purchase Plan (the "Purchase Plan") whereby employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee's total compensation. These contributions would then be used to purchase stock during an offering period determined by the Company's Salary and Benefits Committee. The purchase price of the stock would be the lesser of 85% of the market price on the first day or the last day of the offering period. During 2007, 2006 and 2005, 0, 0 and 3,729 shares were issued to employees, respectively. At September 30, 2007 and 2006, there were 31,081 shares available for future purchase. The Company suspended participation in the Purchase Plan in March 2005 and the plan is not currently active.

15. COMMITMENTS

At September 30, 2007, the Company had approximately $8.9 million in outstanding commitments to originate mortgage loans, of which $7.7 million were at fixed rates ranging from 5.88% to 7.75% and adjustable rates of $1.2 million at 6.25%. The unfunded line of credit commitments at September 30, 2007 were $41.0 million. The Company had $1.3 million and $7.2 million of committed commercial and consumer loans, respectively at September 30, 2007. In addition, the Company had $2.1 million of unused commercial lines of credit. The amounts of undisbursed portions of loans in process at September 30, 2007 were $2.9 million. The Company had a total of $292,000 in standby letters of credit. Also, at September 30, 2007 the Company had no outstanding futures or options positions.

The Company leases land for two of its branch offices. Minimum rental commitments for the next five years at September 30, 2007, are summarized below:

                                 Fiscal         Rental
                                  Year          Amount
                                  ----         --------
                                  2008           98,407
                                  2009          104,332
                                  2010          106,978
                                  2011          108,300
                                  2012          113,168
                                               --------
                           Total               $531,185
                                               ========

16. LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

17. CONVERSION TO A STOCK SAVINGS BANK

At the time of conversion, in 1987, the Bank established a liquidation account in an amount equal to the Bank's net worth as reflected in the latest consolidated statement of financial condition of the Bank contained in the offering circular utilized in the conversion. The function of the liquidation account is to establish a priority on liquidation and, except with respect to the payment of cash dividends on, or the re-purchase of, any of the common stock by the Bank, the existence of the liquidation account will not operate to restrict the use or application of any of the net worth accounts of the Bank. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to receive a pro rata distribution from the liquidation account, based on such holder's proportionate amount of the total current adjusted balances from deposit accounts then held by all eligible account holders, before any liquidation distribution may be made with respect to stockholders. The liquidation account was approximately $2,300,000 at September 30, 2007. Furthermore, the Company may not repurchase any of its stock if the effect thereof would cause the Company's net worth to be reduced below (i) the amount required for the liquidation account or (ii) the regulatory capital requirements.

18. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                                           September 30,
                                                                               2007                              2006
                                                                  -----------------------------------------------------------------
                                                                     Carrying      Estimated Fair      Carrying      Estimated Fair
                                                                      Amount           Value            Amount            Value
                                                                  --------------   --------------   --------------   --------------
Assets:
    Cash and cash equivalents                                     $    8,316,939   $    8,316,939   $   10,050,150   $   10,050,150
    Investment securities held to maturity                           108,693,247      109,305,489      111,098,682      111,247,877
    Investment securities available-for-sale at fair value             1,909,949        1,909,949        8,107,759        8,107,759
    Mortgage-backed securities held to maturity                      192,842,505      188,612,469      219,493,818      213,912,604
    Mortgage-backed securities available-for-sale at fair value          817,524          817,524          820,255          820,255
    Loans receivable - net                                           419,052,750      411,520,696      385,450,375      379,488,305
    Federal Home Loan Bank Stock                                      14,140,100       14,140,100       15,498,600       15,498,600
    Accrued interest receivable                                        4,046,947        4,046,947        3,969,610        3,969,610

Liabilities:
    Passbook, Club and NOW accounts                                   54,065,528       54,065,528       49,793,831       49,793,831
    Money Market Demand accounts                                      51,826,626       51,826,626       58,989,416       58,989,416
    Certificate accounts                                             318,142,918      315,847,783      320,470,800      316,274,938
    Borrowings                                                       298,608,628      300,032,013      294,611,162      293,194,247
    Accrued interest payable                                           1,556,225        1,556,225        1,406,161        1,406,161

Off balance sheet financial instruments                                       --               --               --               --


The carrying amounts of cash and short-term instruments approximate fair values. The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Although Federal Home Loan Bank Stock (FHLB) is an equity interest in FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. The fair value of accrued interest receivable and payable is the carrying amount.

The fair value of NOW and money market deposits and savings accounts is the amount reported in the consolidated financial statements. The fair value of savings certificates and borrowings are based on a present value estimate using rates currently offered for instruments of similar remaining maturity. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter similar agreements.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial statements of Harleysville Savings Financial Corporation are as follows:

                                                                 September 30,
                                                                 -------------
Condensed Statements of Financial Condition
                                                               2007           2006
                                                               ----           ----
Assets
    Cash                                                   $    194,960   $    183,080
    Investment in subsidiary                                 47,311,645     48,662,388
                                                           ------------   ------------

Total Assets                                               $ 47,506,605   $ 48,845,468
                                                           ============   ============

Liabilities & Stockholders' Equity

    Other Liabilities                                      $    465,702   $    374,098
    Stockholders' equity                                     47,040,903     48,471,370
                                                           ------------   ------------

Total Liabilities & Stockholders' Equity                   $ 47,506,605   $ 48,845,468
                                                           ============   ============

Condensed Statements of Income
                                                                  For the Year Ended September 30,
Income:                                                        2007            2006             2005
                                                               ----            ----             ----
Equity in income of subsidiary                             $  3,679,733    $  4,594,634    $  5,375,655
Other expense                                                   433,790         393,096         371,935
                                                           ------------    ------------    ------------

Net income                                                 $  3,245,943    $  4,201,538    $  5,003,720
                                                           ============    ============    ============


Condensed Statements of Cash Flows                               For the Year Ended September 30,
Income:                                                        2007            2006             2005
                                                               ----            ----             ----
Net income                                                 $  3,245,943    $  4,201,538    $  5,003,720
Increase in other liabilities                                    91,604         326,922           3,408
Income of Harleysville Savings Bank                          (3,679,733)     (4,594,634)     (5,375,655)
                                                           ------------    ------------    ------------

Net cash used by operating activities                          (342,186)        (66,174)       (368,527)
                                                           ------------    ------------    ------------


Investing activities:
    Dividends received from subsidiary                        5,050,000       3,641,975       1,960,000
                                                           ------------    ------------    ------------

Net cash provided by investing activities                     5,050,000       3,641,975       1,960,000
                                                           ------------    ------------    ------------

Financing activities:
    Acquisition of treasury stock                            (2,693,853)     (1,681,657)       (328,280)
    Use of treasury stock                                       595,171         451,402         421,706
    Proceeds from issuance of common stock                           --         300,599         460,431
    Dividends paid                                           (2,597,252)     (2,482,506)     (2,252,336)
                                                           ------------    ------------    ------------

Net cash used in financing activities                        (4,695,934)     (3,412,162)     (1,698,479)
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             11,880         163,639        (107,006)

Cash and cash equivalents at the beginning of the period        183,080          19,441         126,447
                                                           ------------    ------------    ------------

Cash and cash equivalents at the end of  the period        $    194,960    $    183,080    $     19,441
                                                           ============    ============    ============

20.  Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for the years ended September 30, 2007 and 2006 is as follows: (in thousands, except per share data)

                                                       2007                                   2006
                                      -------------------------------------   -------------------------------------
                                        1st       2nd       3rd       4th       1st      2nd        3rd       4th
                                        QTR       QTR       QTR       QTR       QTR      QTR        QTR       QTR
                                      -------   -------   -------   -------   -------   -------   -------   -------
Interest Income                       $ 9,840   $ 9,899   $10,115   $10,442   $ 9,463   $ 9,635   $ 9,923   $10,062
Interest Expense                        7,015     6,957     7,249     7,572     6,422     6,371     6,621     6,953
                                      -------   -------   -------   -------   -------   -------   -------   -------
Net Interest Income                     2,825     2,942     2,866     2,870     3,041     3,264     3,302     3,109
Provision for loan losses                  --        --        --        --        --        --        --        --
                                      -------   -------   -------   -------   -------   -------   -------   -------
Net interest income after
      provision for loan losses         2,825     2,942     2,866     2,870     3,041     3,264     3,302     3,109
Non-interest income                       373       546       475       477       329       282       340       356
Non-interest expense                    2,260     2,315     2,316     2,326     1,973     2,031     2,156     2,407
                                      -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes                938     1,173     1,025     1,021     1,397     1,515     1,486     1,058
Income tax expense                        181       269       212       250       316       354       386       199
                                      -------   -------   -------   -------   -------   -------   -------   -------
Net income                            $   757   $   904   $   813   $   771   $ 1,081   $ 1,161   $ 1,100   $   859
                                      =======   =======   =======   =======   =======   =======   =======   =======


Per Common Share:

       Earnings per share - basic     $  0.20   $  0.23   $  0.21   $  0.21   $  0.28   $  0.30   $  0.29   $  0.22
       Earnings per share - diluted   $  0.19   $  0.23   $  0.21   $  0.21   $  0.27   $  0.29   $  0.28   $  0.22

Earnings per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not Applicable.

Item 9A. Controls and Procedures.
---------------------------------

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
---------------------------

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.
----------------------------------------------------------------

         The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held in January 2008 (the "Proxy Statement").

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

Item 11. Executive Compensation.
--------------------------------

         The information required herein is incorporated by reference from the information contained in the sections captioned "Management Compensation" and "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

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

Equity Compensation Plan Information

         The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2007.

                                 Number of Shares to be                           Number of Shares Remaining
                                issued upon the Exercise    Weighted-Average    Available for Future Issuance
                                of Outstanding Options,     Exercise Price of    (Excluding Shares Reflected
      Plan Category              Warrants and Rights(1)    Outstanding Options     in the First Column)(2)
-----------------------------    ----------------------    --------------------    -----------------------
Equity compensation plans
   approved by security holders              279,799         $        15.54                   273,225

Equity compensation plans not
   approved by security holders                   --                     --                        --
                                      --------------         --------------            --------------
     Total                                   279,799         $        15.54                   273,225
                                      ==============         ==============            ==============

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

(2) Includes shares available for future issuance under the Employee Stock Purchase Plan. As of September 30, 2007, an aggregate of 53,583 shares of common stock were available for issuance under this plan.

Item 13. Certain Relationships and Related Transactions and Directors
---------------------------------------------------------------------
         Independence.
         -------------

         The information required herein is incorporated by reference from the information contained in the sections captioned "Management Compensation - Related Party Transactions" and "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.
------------------------------------------------

         The information required herein is incorporated by reference from the information contained in the section captioned "Relationship with Independent Registered Public Accounting Firm - Audit Fees" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.
---------------------------------------------------

(a)      (1)    The following financial statements are incorporated by reference from Item 8 hereof:

         Consolidated Statements of Financial Condition as of September 30, 2007 and 2006
         Consolidated Statements of Income for the Years Ended September 30, 2007, 2006 and 2005
         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2007, 2006 and
         2005
         Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2007, 2006 and 2005
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005 Notes to Consolidated Financial Statements

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)    Exhibits

         The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

 No.                                        Description                                       Location
----    ------------------------------------------------------------------------------    ---------------
 3.1    Amended and Restated Articles of Incorporation                                           (1)
 3.2    Amended and Restated Bylaws                                                              (1)
 4.0    Common Stock Certificate                                                                 (2)
10.1    1995 Stock Option Plan*                                                                  (3)
10.2    2000 Stock Option Plan*                                                                  (4)
10.3    2005 Stock Option Plan*                                                                  (5)
10.4    Profit Sharing Incentive Plan*                                                           (3)
10.5    Amended and Restated Employment Agreement between the Company,
           the Bank and Ronald B. Geib*                                                          (6)
22.0    Subsidiaries of the Registrant - Reference is made to "Item 1. Business
          - Subsidiaries" of this Form 10-K for the required information                         --
23.1    Consent of Beard Miller Company LLP                                                Filed herewith
23.2    Consent of Deloitte & Touche LLP                                                   Filed herewith
31.1    Certification of Chief Executive Officer                                           Filed herewith
31.2    Certification of Chief Financial Officer                                           Filed herewith
32.0    Section 1350 Certification of the Chief Executive Officer and Chief Financial      Filed herewith
        Officer
99.0    Code of Conduct and Ethics                                                               (4)

------------
                                                   (Footnotes on following page)

------------
*        Denotes management compensation plan or arrangement.
(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 17, 2007.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2000.
(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, filed with the SEC on December 23, 2003.
(4) Incorporated by reference to the Company's definitive proxy statement dated December 19, 2000 filed with the SEC.
(5) Incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders filed with the SEC on December 16, 2005.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2006.

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

                                     HARLEYSVILLE SAVINGS
                                     FINANCIAL CORPORATION


December 21, 2007                    By:   /s/ Ronald B. Geib
                                           -------------------------------------
                                           Ronald B. Geib
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Name                                   Title                          Date
-----------------------------      ----------------------------------    -------------------
/s/ Edward J. Molnar               Chairman of the Board                  December 21, 2007
-----------------------------
Edward J. Molnar


/s/ Ronald B. Geib                 President and Chief Executive          December 21, 2007
-----------------------------       Officer
Ronald B. Geib                     (principal executive officer)


/s/ Brendan J. McGill              Senior Vice President, Treasurer       December 21, 2007
-----------------------------       and Chief Financial Officer
Brendan J. McGill                  (principal financial and principal
                                    accounting officer)


/s/ Sanford L. Alderfer                                                   December 21, 2007
-----------------------------
Sanford L. Alderfer                Director


/s/ Mark R. Cummins                Director                               December 21, 2007
-----------------------------
Mark R. Cummins


/s/ David J. Friesen               Director                               December 21, 2007
-----------------------------
David J. Friesen



          Name                                   Title                          Date
-----------------------------      ----------------------------------    -------------------
/s/ Charlotte A. Hunsberger        Director                               December 21, 2007
-----------------------------
Charlotte A. Hunsberger


/s/ George W. Meschter             Director                               December 21, 2007
-----------------------------
George W. Meschter


/s/ James L. Rittenhouse           Director                               December 21, 2007
-----------------------------
James L. Rittenhouse


/s/ Philip A. Clemens              Director                               December 21, 2007
-----------------------------
Philip A. Clemens
