Form 10-Q
period 2007-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2008-02-14
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended              December 31, 2007
                                     -------------------------------------------

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

Common Stock, $.01 Par Value, 3,735,894 shares outstanding as of February 12,
2008

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

                                      Index
                                      -----

                                                                         PAGE(S)
                                                                         -------

Part I  FINANCIAL INFORMATION
          Item 1.  Financial Statements

                   Unaudited Condensed Consolidated Statements of
                   Financial Condition as of December 31, 2007, and
                   September 30, 2007                                       1

                   Unaudited Condensed Consolidated Statements of Income
                   for the Three Months Ended December 31, 2007 and 2006    2

                   Unaudited Condensed Consolidated Statements of
                   Comprehensive Income for the Three Months Ended
                   December 31, 2007 and 2006                               3

                   Unaudited Condensed Consolidated Statement of
                   Stockholders' Equity for the Three Months Ended
                   December 31, 2007                                        4

                   Unaudited Condensed Consolidated Statements of
                   Cash Flows for the Three Months Ended
                   December 31, 2007 and 2006                               5

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements                                             6 - 16

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   17 - 19

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                           19 - 20

          Item 4.  Control  and Procedures                                  21

Part II  OTHER INFORMATION



           Item 1. Legal Proceedings                                        22

           Item 1A. Risk Factors                                            22

           Item 2. Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                 22

           Item 3. Defaults upon Senior Securities                          22

           Item 4. Submission of Matters to a Vote of Security Holders      22

           Item 5. Other information                                        23

           Item 6. Exhibits                                                 23

           Signatures                                                       24


                                    Harleysville Savings Financial Corporation
                        Unaudited Condensed Consolidated Statements of Financial Condition

                                                                                 December 31,      September 30,
(In thousands, except share data)                                                    2007              2007
                                                                                --------------    --------------
Assets
Cash and amounts due from depository institutions                               $        1,465    $        1,647
Interest bearing deposits in other banks                                                 9,509             6,670
                                                                                --------------    --------------
     Total cash and cash equivalents                                                    10,974             8,317
Investment securities held to maturity (fair value -
        December 31, $115,132; September 30, $109,305)                                 113,234           108,693
Investment securities available-for-sale at fair value                                   1,521             1,910
Mortgage-backed securities held to maturity (fair value -
        December 31, $193,850; September 30, $188,612)                                 194,940           192,842
Mortgage-backed securities available-for-sale at fair value                                795               817
Loans receivable (net of allowance for loan losses -
        December 31, $1,924; September 30, $1,932)                                     428,916           419,053
Accrued interest receivable                                                              4,055             4,047
Federal Home Loan Bank stock - at cost                                                  13,999            14,140
Office properties and equipment, net                                                     9,875             9,917
Prepaid expenses and other assets                                                       13,579            13,808
                                                                                --------------    --------------
TOTAL ASSETS                                                                    $      791,888    $      773,544
                                                                                ==============    ==============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                   $      440,500    $      424,035
     Advances                                                                          298,711           298,609
     Accrued interest payable                                                            1,541             1,556
     Advances from borrowers for taxes and insurance                                     3,267             1,247
     Accounts payable and accrued expenses                                                 630             1,056
                                                                                --------------    --------------
Total liabilities                                                                      744,649           726,503
                                                                                --------------    --------------


Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000 shares authorized;
       3,921,177 shares issued                                                              39                39
     Additional Paid-in capital                                                          8,032             8,044
     Treasury stock, at cost (Dec. 2007, 193,700 shares; Sept. 2007, 203,658)           (3,151)           (3,316)
     Retained earnings - partially restricted                                           42,533            42,363
     Accumulated other comprehensive loss                                                 (214)              (89)
                                                                                --------------    --------------
Total stockholders' equity                                                              47,239            47,041
                                                                                --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      791,888    $      773,544
                                                                                ==============    ==============

See notes to unaudited condensed consolidated financial statements.


                                                    page -1-

                   Harleysville Savings Financial Corporation
              Unaudited Condensed Consolidated Statements of Income

                                            For the Three Months Ended
(In thousands, except per share data)              December 31,
                                           ---------------------------
                                               2007           2006
                                               ----           ----
INTEREST INCOME:
  Interest on mortgage loans               $      4,585   $      4,213
  Interest on commercial loans                      308             41
  Interest on mortgage-backed securities          2,281          2,444
  Interest on consumer and other loans            1,516          1,510
  Interest on taxable investments                 1,451          1,257
  Interest on tax-exempt investments                351            360
  Dividends on investment securities                  9             16
                                           ------------   ------------
Total interest income                            10,501          9,841
                                           ------------   ------------

Interest Expense:
  Interest on deposits                            4,145          3,710
  Interest on borrowings                          3,486          3,306
                                           ------------   ------------
Total interest expense                            7,631          7,016
                                           ------------   ------------

Net Interest Income                               2,870          2,825
Provision for loan losses                            --             --
                                           ------------   ------------
Net Interest Income after Provision
  for Loan Losses                                 2,870          2,825
                                           ------------   ------------

Other Income:
  Customer service fees                             164            130
  Income on bank-owned life insurance               131            118
  Other income                                      204            125
                                           ------------   ------------
Total other income                                  499            373
                                           ------------   ------------

Other Expenses:
  Salaries and employee benefits                  1,320          1,255
  Occupancy and equipment                           266            253
  Deposit insurance premiums                         12             13
  Data processing                                   119            156
  Other                                             669            583
                                           ------------   ------------
Total other expenses                              2,386          2,260
                                           ------------   ------------

Income before Income Taxes                          983            938

Income tax expense                                  182            181
                                           ------------   ------------

Net Income                                 $        801   $        757
                                           ============   ============


Basic Earnings Per Share                   $       0.22   $       0.20
                                           ============   ============
Diluted Earnings Per Share                 $       0.21   $       0.19
                                           ============   ============

Dividends Per Share                        $       0.17   $       0.17
                                           ============   ============

See notes to unaudited condensed consolidated financial statements.


                                    page -2-

                                Harleysville Savings Financial Corporation
                    Unaudited Condensed Consolidated Statement of Comprehensive Income


                                                                                    Three Months Ended
                                                                                        December 31,
(In thousands)                                                                       2007           2006
----------------------------------------------------------------------------------------------------------
Net Income                                                                         $    801       $    757

Other Comprehensive Income

Unrealized (loss) gain on securities, net of tax
2007, ($64); 2006, $20                                                                 (125)(1)         39(1)
                                                                                   --------       --------

Total Comprehensive Income                                                         $    676       $    796
                                                                                   ========       ========

(1) Disclosure of reclassification amount, net of tax for the three months ended     2007           2006
                                                                                   --------       --------
     Net unrealized gain (loss) arising during the three months ended              $   (125)      $     39
     Less: Reclassification adjustment for net gains included in net income
     Net of tax expense -2007, $0; 2006, $0                                              --             --
                                                                                   --------       --------

     Net unrealized (loss) gain on securities                                      $   (125)      $     39
                                                                                   ========       ========

                                                 page -3-

                                             Harleysville Savings Financial Corporation
                                 Unaudited Condensed Consolidated Statement of Stockholders' Equity


                                                                                                           Accumulated
                                                                                                              Other
                                                                                                 Retained    Compre-
                                                 Common                 Additional               Earnings-   hensive      Total
                                                 Stock        Common     Paid-in    Treasury    Partially    (Loss) /  Stockholders'
(In thousands, except share and per share data)  Shares       Stock      Capital      Stock     Restricted    Income      Equity
----------------------------------------------------------------------------------------------------------------------   ---------
Balance at October 1, 2007                      3,921,177   $      39   $   8,044   $  (3,316)   $  42,363   $     (89)  $  47,041

 Net Income                                                                                            801                     801
 Dividends - $.17 per share                                                                           (631)                   (631)
 Option Compensation                                                           20                                               20
 Treasury Stock issued under
  Dividend Reinvestment Plan (9,958 shares)                                   (32)        165                                  133
 Unrealized holding gain on
  available - for- sale securities, net of tax                                                                    (125)       (125)
                                                ---------   ---------   ---------   ---------    ---------   ---------   ---------
Balance at December 31, 2007                    3,921,177   $      39   $   8,032   $  (3,151)   $  42,533   $    (214)  $  47,239
                                                =========   =========   =========   =========    =========   =========   =========


                                                                                                           Accumulated
                                                                                                              Other
                                                                                                 Retained    Compre-
                                                 Common                 Additional               Earnings-   hensive      Total
                                                 Stock        Common     Paid-in    Treasury    Partially    (Loss) /  Stockholders'
(In thousands, except share and per share data)  Shares       Stock      Capital      Stock     Restricted    Income      Equity
----------------------------------------------------------------------------------------------------------------------   ---------
Balance at October 1, 2006                      3,921,177   $      39   $   7,992    $  (1,262)  $  41,715   $     (12)  $  48,472

 Net Income                                                                                            757                     757
 Dividends - $.17 per share                                                                           (655)                   (655)
 Option Compensation                                                           32                                               32
 Treasury stock issued for stock options
  exercised (2,500 shares)                                                    (19)          43                                  24
 Treasury Stock issued under
  Dividend Reinvestment Plan (8,555 shares)                                    (1)         149                                 148
 Unrealized holding gain on
  available - for- sale securities, net of tax                                                                      39          39
                                                ---------   ---------   ---------    ---------   ---------   ---------   ---------

Balance at December 31, 2006                    3,921,177   $      39   $   8,004    $  (1,070)  $  41,817   $      27   $  48,817
                                                =========   =========   =========    =========   =========   =========   =========

See notes to unaudited condensed consolidated financial statements.


                                                              page -4-

                             Harleysville Savings Financial Corporation
                      Unaudited Condensed Consolidated Statements of Cash Flows

                                                                     Three Months Ended December 31,
                                                                     -------------------------------
(In thousands)                                                            2007            2006
                                                                      ------------    ------------
Operating Activities:
Net Income                                                            $        801    $        757
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                               127             132
    Deferred income taxes                                                       47             (24)
    Amortization of deferred loan fees                                           5              (2)
    Net amortization of premiums and discounts                                  17              81
    Increase in cash surrender value                                          (131)           (118)
    Compensation charge on stock options                                        20              32
Changes in assets and liabilities which provided (used) cash:
     (Decrease) Increase in accounts payable and accrued expenses             (426)             11
     Decrease in prepaid expenses and other assets                             376              10
     Decrease (increase) in accrued interest receivable                         (8)            209
     Decrease  in accrued interest payable                                     (15)           (132)
                                                                      ------------    ------------
Net cash provided by operating activities                                      813             956

Investing Activities:
Purchase of investment securities held to maturity                         (14,619)         (2,475)
Proceeds from maturites of investment securities available-for-sale            222              --
Proceeds from sale of investment securities available-for-sale                  --           5,653
Proceeds from redemtion of FHLB stock                                          141             998
Proceeds from maturities of investment securities held to maturity           7,964          18,458
Principal collected on long-term loans & mortgage-backed securities         22,446          24,444
Long-term loans originated or acquired                                     (32,314)        (20,095)
Purchases of premises and equipment                                            (85)         (2,130)
                                                                      ------------    ------------
Net cash (used in) provided by investing activities                        (16,245)         24,853


Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                       372           2,721
Net increase (decrease) in certificates of deposit                          16,093          (1,847)
Cash dividends                                                                (631)           (654)
Proceeds from long-term debt                                                47,000              --
Repayment of long-term debt                                                (46,898)        (28,741)
Treasury stock delivered under Dividend Reinvestment and
    employee stock plans                                                       133             172
Net increase in advances from borrowers for taxes and insurance              2,020           1,790
                                                                      ------------    ------------
Net cash provided by (used in)  financing activities                        18,089         (26,559)
                                                                      ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,657            (750)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               8,317          10,050
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $     10,974    $      9,300
                                                                      ============    ============


Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
      Interest (credited and paid)                                    $      7,646    $      7,147
      Income taxes                                                    $        300    $         --

See notes to consolidated financial statements.


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2008 or any other period. The financial information should be read in conjunction with the Annual Report on Form 10-K for the period ended September 30, 2007.

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

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company page -6-
must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. There was no impact on the Company's financial statements upon adoption of FIN 48 as of October 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be page -7-
recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company's operating income or net earnings.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings page -8-
as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons". The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard had no impact on the Company's consolidated financial statements.

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

In December of 2007, FASB issued statement No. 141 (R) "Business Combinations". This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

In December 2007, FASB issued statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51". This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, page -9-

2008. The Company believes that this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.




                                   page -10-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:


                                                 December 31, 2007
                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized     Approximate
(In thousands)                    Cost           Gains         Losses        Fair Value
----------------------------------------------------------------------------------------
U.S. Government Agencies      $     88,168   $        787   $        (19)   $     88,936
Tax-Exempt Obligations              25,066          1,248           (118)         26,196
                              ------------   ------------   ------------    ------------

Total Investment Securities   $    113,234   $      2,035   $       (137)   $    115,132
                              ============   ============   ============    ============


                                                 September 30, 2007
                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized     Approximate
(In thousands)                    Cost           Gains         Losses        Fair Value
----------------------------------------------------------------------------------------
U.S. Government Agencies      $     83,155   $        211   $       (533)   $     82,834
Tax Exempt Obligations              25,538          1,101           (167)         26,471
                              ------------   ------------   ------------    ------------

Total Investment Securities   $    108,693   $      1,312   $       (700)   $    109,305
                              ============   ============   ============    ============

                                   page -11-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, is as follows:


                                                   December 31, 2007
                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized
(In thousands)                    Cost           Gains         Losses        Fair Value
----------------------------------------------------------------------------------------
Equity Securities             $      1,502   $          1   $       (335)   $      1,168
Money Market Mutual Funds              353                                           353
                              ------------   ------------   ------------    ------------

Total Investment Securities   $      1,855   $          1   $       (335)   $      1,521
                              ============   ============   ============    ============


                                                  September 30, 2007
                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized
(In thousands)                    Cost           Gains         Losses        Fair Value
----------------------------------------------------------------------------------------
Equity Securities             $      1,501   $          6   $       (173)   $      1,334
Money Market Mutual Funds              576                                           576
                              ------------   ------------   ------------    ------------

Total Investment Securities   $      2,077   $          6   $       (173)   $      1,910
                              ============   ============   ============    ============


                                   page -12-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                          December 31,2007
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized      Approximate
(In thousands)                            Cost          Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------
Collateralized mortgage obligations   $     16,124   $         80   $       (159)   $     16,045
FHLMC pass-through certificates             95,877            375           (857)         95,395
FNMA pass-through certificates              82,704             96           (627)         82,173
GNMA pass-through certificates                 235              2                            237
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $    194,940   $        553   $     (1,643)   $    193,850
                                      ============   ============   ============    ============


                                                          September 30,2007
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized      Approximate
(In thousands)                            Cost          Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------

Collateralized mortgage obligations   $     16,471   $         97   $       (299)   $     16,269
FHLMC pass-through certificates             89,533            164         (2,198)         87,499
FNMA pass-through certificates              86,586             12         (2,008)         84,590
GNMA pass-through certificates                 252              2                            254
                                      ------------   ------------   ------------    ------------

Total Mortgage-Backed Securities      $    192,842   $        275   $     (4,505)   $    188,612
                                      ============   ============   ============    ============



                                   page -13-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

                                                       December 31,2007
                                                     Gross           Gross
                                     Amortized     Unrealized     Unrealized
(In thousands)                         Cost          Gains          Losses       Fair Value
--------------------------------------------------------------------------------------------
FNMA pass-through certificates     $        785   $         10   $         --   $        795
                                   ------------   ------------   ------------   ------------

Total Mortgage-Backed Securities   $        785   $         10   $         --   $        795
                                   ============   ============   ============   ============


                                                       September 30,2007
                                                     Gross           Gross
                                     Amortized     Unrealized     Unrealized
(In thousands)                         Cost          Gains          Losses       Fair Value
--------------------------------------------------------------------------------------------
FNMA pass-through certificates     $        785   $         32   $         --   $        817
                                   ------------   ------------   ------------   ------------

Total Mortgage-Backed Securities   $        785   $         32   $         --   $        817
                                   ============   ============   ============   ============


6.  LOANS RECEIVABLE
Loans receivable consist of the following:

                                                   (In thousands)
                                       December 31, 2007   September 30, 2007
                                       -----------------   ------------------
Residential Mortgages                     $    314,078        $    305,341
Commercial Mortgages                            18,696              15,314
Construction                                     3,988               6,093
Savings Account                                  1,036                 977
Home Equity                                     73,673              74,218
Automobile and other                               933                 904
Home Equity Line of Credit                      22,201              21,386
                                          ------------        ------------

Total                                          434,605             424,233
Undisbursed portion of loans in process         (3,384)             (2,795)
Deferred loan fees                                (381)               (453)
Allowance for loan losses                       (1,924)             (1,932)
                                          ------------        ------------

Loans Receivable - net                    $    428,916        $    419,053
                                          ============        ============

The total amount of loans being serviced for the benefit of others was approximately $3.6 million at December 31, 2007 and September 30, 2007, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                Three Months Ended
                                     December 31, 2007     September 30, 2007
                                     -----------------     ------------------
                                                  (In thousands)
Balance, beginning of period            $      1,933          $      1,956
  Amounts charged-off                            (13)                  (37)
  Loan recoveries                                  4                    13
                                        ------------          ------------
Balance, end of period                  $      1,924          $      1,932
                                        ============          ============



                                   page -14-

7.  DEPOSITS
Deposits are summarized as follows:

                                               (In thousands)
                                   December 31, 2007    September 30, 2007
                                   -----------------    ------------------
Non-interest bearing checking         $     11,296         $     11,740
NOW accounts                                15,680               13,711
Interest Checking accounts                  27,082               25,750
Money Market Demand accounts                49,653               51,827
Passbook and Club accounts                   2,553                2,864
Certificate accounts                       334,236              318,143
                                      ------------         ------------
Total deposits                        $    440,500         $    424,035
                                      ============         ============

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2007 and September 30, 2007 amounted to approximately $54.7 million and $53.6 million, respectively. Amounts in excess of $100,000 may not be federally insured.

8.  COMMITMENTS
At December 31, 2007, the following commitments were outstanding:

                               (In thousands)
Origination of mortgage loans   $     14,699
Unused line of credit loans           46,158
Loans in process                       3,384
                                ------------

Total                           $     64,241
                                ============


                                   page -15-

9.  EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

                                              For the Three Months Ended
                                                     December 31,
                                           ---------------------------------
                                                   2007      2006
                                                   ----      ----
      Basic                                   3,721,413      3,854,322
     Diluted                                  3,736,585      3,892,750

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

10. ADVANCES
Advances consists of the following:

                                    December 31,           September 30,
                                       2007                     2007
                                                      (In thousands)
                                           Weighted                   Weighted
                                           Interest                   Interest
 Maturing Period               Amount        Rate          Amount       Rate
-----------------------------------------------------------------------------

 1 to  12 months             $    60,346     4.54%       $ 69,227       5.07%
13 to  24 months                  19,791     4.33%         20,043       4.37%
25 to  36 months                  22,162     4.46%         17,410       4.50%
37 to  48 months                  34,596     4.73%         23,595       4.99%
49 to  60 months                  46,816     4.55%         58,334       4.48%
61 to  72 months                  20,000     4.63%         20,000       4.63%
73 to  84 months                  20,000     4.26%         20,000       4.26%
85 to 120 months                  75,000     4.12%         70,000       4.50%
                            --------------------------------------------------

Total                        $   298,711     4.49%      $ 298,609       4.65%
                            ==================================================


Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $25.5 million out of $75.0 million was used at December 31, 2007 and $31.5 million was used as of September 30, 2007, for general purposes. Included in the table above at December 31, 2007 and September 30, 2007 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $522.1 million of which $258.7 million was used as of December 31, 2007. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $40 million.

11. REGULATORY CAPITAL REQUIREMENTS
Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                              To Be Considered Well
                                                                                                                Capitalized Under
                                                                                      For Capital               Prompt Corrective
                                                            Actual                 Adequacy Purposes            Action Provisions
                                                                                    (In thousands)
                                                     Amount         Ratio         Amount         Ratio         Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2007
        Tier 1 Capital (to assets)                 $ 47,125          6.03%       $ 31,286        4.00%        $ 39,107       5.00%
        Tier 1 Capital (to risk weighted assets)     47,125         11.91%         15,827        4.00%          23,741       6.00%
        Total Capital (to risk weighted assets)      49,049         12.40%         31,654        8.00%          39,568      10.00%

As of September 30, 2007
        Tier 1 Capital (to assets)                 $ 46,797          6.02%       $ 31,021        4.00%        $ 38,776       5.00%
        Tier 1 Capital (to risk weighted assets)     46,797         12.12%         15,443        4.00%          23,164       6.00%
        Total Capital (to risk weighted assets)      48,729         12.62%         30,886        8.00%          38,607      10.00%


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

The Company's business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties, commercial loans and commercial lines of credit in the Company's primary market area. The Company also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Company's primary lending area. The Company serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.

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

Specific Allowance Required for Certain Impaired or Collateral-Dependent Loans:
We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2007 and September 30, 2007, no loans were considered impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, page -17-
changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Three-Month Period Ended December 31, 2007
--------------------------------------------------------------------------------
Total assets at December 31, 2007 were $791.9 million, an increase of $18.3 million for the three-month period then ended. The increase was primarily due to the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $9.9 million. There was also an increase in investments due to purchases less maturities of approximately $6.6 million. The increase was partially offset by a decrease in accounts payable and accrued expenses of $426,000.

During the three-month period ended December 31, 2007, total deposits increased by $16.5 million to $440.5 million. Advances from borrowers for taxes and insurance also increased by $2.0 million. There was also an increase in advances of $103,000.

Comparisons of Results of Operations for the Three Month Period Ended December
------------------------------------------------------------------------------
31, 2007 with the Three Month Period Ended December 31, 2006
------------------------------------------------------------

Net Interest Income
-------------------
The increase in the net interest income for the three-month period ended December 31, 2007 when compared to the same period in 2006 can be attributed to the increase in interest rate spread from 1.45% in 2006 to 1.46% in 2007. Net interest income was $2.9 million for the three-month period ended December 31, 2007 compared to $2.8 million for the comparable period in 2006.

Non-Interest Income
-------------------
Non-interest income increased to $499,000 for the three-month period ended December 31, 2007 from $373,000 for the comparable period in 2006. The increase is primarily due to the fact that the Company had additional income related to customers transaction accounts.

Non-Interest Expenses
---------------------
For the three-month period ended December 31, 2007, non-interest expenses increased by $126,000 or 5.6% to $2.4 million compared to $2.3 million for the same period in 2006. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company's new commercial loan department. The annualized ratio of non-interest expenses to average assets for the three-month period ended December 31, 2007 and 2006 was 1.21% and 1.19%, respectively.

Income Taxes
------------
The Company made provisions for income taxes of $182,000 for the three-month period ended December 31, 2007 compared to $181,000 for the comparable period in 2006. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.


                                   page -18-

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

As of December 31, 2007, the Company had $64.2 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $522.1 million at December 31, 2007 of which $258.7 million was outstanding at December 31, 2007.

The Bank's net income for the three months ended December 31, 2007 of $801,000 increased the Bank's stockholders' equity to $47.2 million or 6% of total assets. This amount is well in excess of the Bank's minimum regulatory capital requirement.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Company's asset and liability management policies seek to increase the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company's interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company's overall vulnerability to increases in interest rates, the Company remains vulnerable to material and prolonged increases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets.

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



                                   page -19-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2007, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                    1 Year          1 to 3          3 to 5          Over 5
                                                    or less         Years            Years           Years            Total
                                                 ------------    ------------     ------------    ------------    ------------
Interest-earning assets
Mortgage loans                                   $     61,127    $     51,688     $     21,629    $    179,634    $    314,078
Commercial loans                                        7,029           2,216              944           8,507          18,696
Mortgage-backed securities                             66,202          66,063           19,041          44,429         195,735
Consumer and other loans                               45,398          27,171            7,582          21,680         101,831
Investment securities and other investments            62,880          41,647           19,545          26,729         150,801
                                                 ------------    ------------     ------------    ------------    ------------

Total interest-earning assets                         242,636         188,785           68,741         280,979         781,141
                                                 ------------    ------------     ------------    ------------    ------------

Interest-bearing liabilities
   Passbook and Club accounts                              --              --               --           2,553           2,553
   NOW and checking accounts                               --              --               --          42,762          42,762
   Consumer Money Market Deposit accounts              15,316                                           27,516          42,832
   Business Money Market Deposit accounts               5,116              --               --           1,705           6,821
   Certificate accounts                               276,335          50,914            6,987              --         334,236
   Borrowed money                                      67,384          41,549           74,779         114,999         298,711
                                                 ------------    ------------     ------------    ------------    ------------

Total interest-bearing liabilities                    364,151          92,463           81,766         189,535         727,915
                                                 ------------    ------------     ------------    ------------    ------------

Repricing GAP during the period                  $   (121,515)   $     96,322     $    (13,025)   $     91,444    $     53,226
                                                 ============    ============     ============    ============    ============

Cumulative GAP                                   $   (121,515)   $    (25,193)    $    (38,218)   $     53,226
                                                 ============     ============    ============    ============

Ratio of GAP during the period to total assets        -15.34%           12.16%          -1.64%           11.55%
                                                 ============     ============    ============    ============

Ratio of cumulative GAP to total assets               -15.34%          -3.18%           -4.83%            6.72%
                                                 ============     ============    ============    ============

                                   page -20-

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




                                   page -21-

Part II           OTHER INFORMATION

         Item 1.           Legal Proceedings

                           Not applicable.

         Item 1A.          Risk Factors

                           There are no material changes to the risk factors set forth in Part 1, Item 1A, Risk Factors"' of the Company's Form 10-K for the year ended September 30, 2007. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company's business.

         Item 2.           Unregistered Sales of Equity Securities and Use of
                           Proceeds

                           Not applicable

         Item 3.           Defaults upon Senior Securities

                           Not applicable.

         Item 4.           Submission of Matters to a Vote of Security Holders

              (a) The annual meeting of Stockholders was held on January 23, 2008.

              (c) There were 3,727,273 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 3,149,857 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                    1.   Election of directors for a three-year term:

                                                             FOR       WITHHELD
                                                             ---       --------
                         Charlotte A. Hunsberger, Esq.    3,119,513     30,344
                         Edward J. Molnar                 3,121,864     27,993

                         Name of each director whose term of office continued:


                         Sanford L. Alderfer
                         Mark R. Cummins
                         Ronald B. Geib
                         David J. Friesen
                         George W. Meschter
                         James L. Rittenhouse


                     2. Proposal to ratify the appointment by the board of Beard Miller Company LLP as the Company's independent auditors for the year ending September 30, 2008

                              FOR            AGAINST         ABSTAIN
                              ---            -------         -------
                           3,136,241          8,580           5,036

                     The proposals were adopted by the stockholders of the Company.


                                   page -22-

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







                                   page -23-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: February 13, 2008    By: /s/ Ronald B. Geib
                               -----------------------------------
                               Ronald B. Geib
                               Chief Executive Officer


Date:February 13, 2008     By: /s/ Brendan J. McGill
                               -----------------------------------
                               Brendan J. McGill
                               Senior Vice President
                               Treasurer and Chief Financial Officer







                                   page -24-