Form 10-Q
period 2008-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2008-05-13
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 2008
                                    --------------------------------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X|   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __ Accelerated filer __

Non-accelerated filer __ Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,543,190 shares outstanding as of May 12, 2008

                   Harleysville Savings Financial Corporation
                                 and Subsidiary
                                      Index

                                                                                                     PAGE(S)
                                                                                                     -------
Part I FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Unaudited Consolidated Statements of Financial Condition as of
                 March 31, 2008 Unaudited and September 30, 2007                                         1

                 Unaudited Consolidated Statements of Income for the Three and Six
                 Months Ended March 31, 2008 and 2007                                                    2

                 Unaudited Consolidated Statements of Comprehensive Income for the
                 Three and Six Months Ended March 31, 2008 and 2007                                      3

                 Unaudited Consolidated Statements of Stockholders' Equity for the Six
                 Months Ended March 31, 2008 and March 31, 2007                                          4

                 Unaudited Consolidated Statements of Cash Flows for the Six Months
                 Ended March 31, 2008 and 2007                                                           5

                 Notes to Unaudited Consolidated Financial Statements                                 6 - 17

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                  18 - 20

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                           20 -21

         Item 4. Controls and Procedures                                                                22

Part II OTHER INFORMATION

        Item 1. Legal Proceedings                                                                       23


        Item 1A. Risk Factors                                                                           23

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                             23

        Item 3. Defaults upon Senior Securities                                                         23

        Item 4. Submission of Matters to a Vote of Security Holders                                     23

        Item 5. Other information                                                                       23

        Item 6. Exhibits                                                                                23

        Signatures                                                                                      24

                   Harleysville Savings Financial Corporation
            Unaudited Consolidated Statements of Financial Condition

                                                                                                 March 31,        September 30,
(In thousands, except share data)                                                                  2008                2007
                                                                                               ------------       -------------
Assets
Cash and amounts due from depository institutions                                              $      1,561       $      1,647
Interest bearing deposits in other banks                                                              6,183              6,670
                                                                                               ------------       ------------
     Total cash and cash equivalents                                                                  7,744              8,317
Investment securities held to maturity (fair value -
       March 31, $99,268; September 30, $109,305)                                                    96,831            108,693
Investment securities available-for-sale at fair value                                                1,194              1,910
Mortgage-backed securities held to maturity (fair value -
        March 31, $224,234; September 30, $188,612)                                                 222,782            192,842
Mortgage-backed securities available-for-sale at fair value                                             797                817
Loans receivable (net of allowance for loan losses -
       March 31, $1,925; September 30, $1,932)                                                      440,337            419,053
Accrued interest receivable                                                                           3,881              4,047
Federal Home Loan Bank stock - at cost                                                               14,096             14,140
Office properties and equipment, net                                                                  9,971              9,917
Prepaid expenses and other assets                                                                    14,221             13,808
                                                                                               ------------       ------------
TOTAL ASSETS                                                                                   $    811,854       $    773,544
                                                                                               ============       ============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                                  $    450,516       $    424,035
     Advances                                                                                       309,285            298,609
     Accrued interest payable                                                                         1,482              1,556
     Advances from borrowers for taxes and insurance                                                  4,414              1,247
     Accounts payable and accrued expenses                                                              760              1,056
                                                                                               ------------       ------------
Total liabilities                                                                                   766,457            726,503
                                                                                               ------------       ------------

Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000 shares authorized;
       3,921,177 shares issued                                                                           39                 39
     Additional paid-in capital                                                                       7,982              8,044
     Treasury stock, at cost (March 31,  2008 377,987 shares; September 30 2007, 203,658)            (5,357)            (3,316)
     Retained earnings - partially restricted                                                        42,933             42,363
     Accumulated other comprehensive loss                                                              (200)               (89)
                                                                                               ------------       ------------
Total stockholders' equity                                                                           45,397             47,041
                                                                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $    811,854       $    773,544
                                                                                               ============       ============

See notes to unaudited condensed consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
                   Unaudited Consolidated Statements of Income

                                              For the Three Months Ended       For the Six Months Ended
(In thousands,except per share data)                   March 31,                       March 31,
                                              --------------------------      --------------------------
                                                 2008            2007            2008            2007
                                                 ----            ----            ----            ----
INTEREST INCOME:
  Interest on mortgage loans                  $    4,671      $    4,230      $    9,256      $    8,435
  Interest on commerical loans                       409             112             717             153
  Interest on mortgage-backed securities           2,437           2,335           4,718           4,779
  Interest on consumer and other loans             1,466           1,495           2,982           3,005
  Interest on taxable investments                  1,378           1,328           2,829           2,586
  Interest on tax-exempt investments                 348             383             699             743
  Dividends on investment securities                  13              16              22              30
                                              ----------      ----------      ----------      ----------
Total interest income                             10,722           9,899          21,223          19,731
                                              ----------      ----------      ----------      ----------

Interest Expense:
  Interest on deposits                             4,167           3,806           8,312           7,528
  Interest on borrowings                           3,352           3,151           6,839           6,457
                                              ----------      ----------      ----------      ----------
Total interest expense                             7,519           6,957          15,151          13,985
                                              ----------      ----------      ----------      ----------

Net Interest Income                                3,203           2,942           6,072           5,746
Provision for loan losses                              5              --               5              --
                                              ----------      ----------      ----------      ----------
Net Interest Income after Provision
  for Loan Losses                                  3,198           2,942           6,067           5,746
                                              ----------      ----------      ----------      ----------

Other Income:
  Customer service fees                              140             127             304             257
  Gain on sale of investments                          4             160               4             160
  Income on bank-owned life insurance                121             116             252             234
  Other income                                       202             143             406             287
                                              ----------      ----------      ----------      ----------
Total other income                                   467             546             966             938
                                              ----------      ----------      ----------      ----------

Other Expenses:
  Salaries and employee benefits                   1,438           1,302           2,758           2,556
  Occupancy and equipment                            262             273             527             526
  Deposit insurance premiums                          12              13              25              26
  Data Processing                                    130             131             248             287
  Other                                              583             596           1,252           1,179
                                              ----------      ----------      ----------      ----------
Total other expenses                               2,425           2,315           4,810           4,574
                                              ----------      ----------      ----------      ----------

Income before Income Taxes                         1,240           1,173           2,223           2,110

Income tax expense                                   206             269             388             449
                                              ----------      ----------      ----------      ----------

Net Income                                    $    1,034      $      904      $    1,835      $    1,661
                                              ==========      ==========      ==========      ==========

Basic Earnings Per Share                      $     0.28      $     0.23      $     0.49      $     0.43
                                              ==========      ==========      ==========      ==========
Diluted Earnings Per Share                    $     0.28      $     0.23      $     0.49      $     0.43
                                              ==========      ==========      ==========      ==========

Dividends Per Share                           $     0.17      $     0.17      $     0.34      $     0.34
                                              ==========      ==========      ==========      ==========

See notes to unaudited consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
            Unaudited Consolidated Statements of Comprehensive Income

                                                                                             Three Months Ended
                                                                                                  March 31,
(In thousands)                                                                             2008                 2007
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $     1,034          $       904

Other Comprehensive Income

Unrealized gain on securities net of tax
2008, ($7); 2007, $(22)                                                                         14(1)                42
                                                                                       -----------          -----------

Total Comprehensive Income                                                             $     1,048          $       946
                                                                                       ===========          ===========

(1) Disclosure of reclassification amount, net of tax for the three months ended:          2008                 2007
                                                                                           ----                 ----
     Net unrealized gain arising during the three months ended                         $        14          $       147
     Less: Reclassification adjustment for net gains included in net income
     net of tax expense 2008, $0; 2007, $54                                                     --                  105
                                                                                       -----------          -----------

     Net unrealized gain on securities                                                 $        14          $        42
                                                                                       ===========          ===========

                                                                                               Six Months Ended
                                                                                                   March 31,
                                                                                           2008                 2007
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $     1,835          $     1,661

Other Comprehensive Income

Unrealized loss on securities net of tax benefit
2008, $57; 2007, $1                                                                           (111)(1)               (2)
                                                                                       -----------          -----------

Total Comprehensive Income                                                             $     1,724          $     1,659
                                                                                       ===========          ===========

(1) Disclosure of reclassification amount, net of tax for the six months ended:            2008                 2007
                                                                                           ----                 ----
     Net unrealized gain arising during the six months ended                           $         3          $       103
     Less: Reclassification adjustment for net gains included in net income
     net of tax expense 2008, $59; 2007, $54                                                   114                  105
                                                                                       -----------          -----------

     Net unrealized (loss) on securities                                               $      (111)         $        (2)
                                                                                       ===========          ===========

See notes to unaudited consolidated financial statements.


                                     page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Consolidated Statements of Stockholders' Equity

                                                                                             Retained    Accumulated
                                                  Common               Additional            Earnings-      Other         Total
                                                  Stock      Common      Paid-in  Treasury   Partially  Comprehensive  Stockholders'
(In thousands, except share and per share data)   Shares      Stock      Capital    Stock   Restricted       Loss         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2007                       3,921,177  $      39    $ 8,044   $(3,316)  $  42,363    $     (89)     $ 47,041

 Net Income                                                                                      1,835                      1,835
 Dividends - $.34 per share                                                                     (1,265)                    (1,265)
 Option Compensation                                                          54                                               54
 Treasury stock purchased (205,358 shares)                                          (2,557)                                (2,557)
 Treasury stock issued for stock options
   exercised (2,250 shares)                                                  (19)       38                                     19
 Treasury Stock issued under
 Dividend Reinvestment Plan (20,779 shares)                                  (71)      345                                    274
 Treasury stock delivered under
   employee stock plan (8,000 shares)                                        (26)      133                                    107
 Change in unrealized holding loss on
   available - for- sale securities                                                                            (111)         (111)
                                                 ---------  ---------    -------   -------   ---------    ---------      --------

Balance at March 31, 2008                        3,921,177  $      39    $ 7,982   $(5,357)  $  42,933    $    (200)     $ 45,397
                                                 =========  =========    =======   =======   =========    =========      ========

                                                                                             Retained    Accumulated
                                                  Common               Additional            Earnings-      Other         Total
                                                  Stock      Common      Paid-in  Treasury   Partially  Comprehensive  Stockholders'
                                                  Shares      Stock      Capital    Stock   Restricted       Loss         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2006                       3,921,177  $      39    $ 7,992   $(1,262)  $  41,715    $     (12)     $ 48,472

 Net Income                                                                                      1,661                      1,661
 Dividends - $.34 per share                                                                     (1,311)                    (1,311)
 Option Compensation                                                          56                                               56
 Treasury stock issued for stock options
   exercised (3,334 shares)                                                  (13)       58                                     45
 Treasury Stock issued under
 Dividend Reinvestment Plan (16,746 shares)                                   (4)      291                                    287
 Change in unrealized holding loss on
   available - for- sale securities                                                                              (2)           (2)
                                                 ---------  ---------    -------   -------   ---------    ---------      --------

Balance at March 31, 2007                        3,921,177  $      39    $ 8,031   $  (913)  $  42,065    $     (14)     $ 49,208
                                                 =========  =========    =======   =======   =========    =========      ========

See notes to unaudited condensed consolidated financial statements.


                                    page -4-

                   Harleysville Savings Financial Corporation
                 Unaudited Consolidated Statements of Cash Flows

                                                                            Six Months Ended March 31,
                                                                            --------------------------
(In thousands)                                                                2008             2007
                                                                              ----             ----
Operating Activities:
Net Income                                                                $     1,835       $     1,661
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                                  257               260
    Provision for loan losses                                                       5                --
    Gain on sale of securities                                                     (4)             (160)
    Amortization of deferred loan fees                                             12                (1)
    Net amortization of premiums and discounts                                     17                85
    Increase in cash surrender value                                             (252)             (234)
    Compensation charge on stock options                                           54                56
Changes in assets and liabilities which provided (used) cash:
     (Decrease) Increase in accounts payable and accrued expenses                (296)               37
     Increase in prepaid expenses and other assets                               (104)              (14)
     Decrease in accrued interest receivable                                      166               249
     Decrease  in accrued interest payable                                        (74)             (156)
                                                                          -----------       -----------
Net cash provided by operating activities                                       1,616             1,783

Investing Activities:
Purchase of investment securities held to maturity                            (18,086)          (17,492)
Purchase of mortgage-backed securities held to maturity                       (48,147)           (8,059)
Proceeds from maturities of investment securities available-for-sale              568             1,311
Proceeds from sale of investment securities available-for-sale                     --              (471)
Proceeds from sales of mortgage-backed securities                                  --            10,290
Proceeds from redemption of FHLB stock                                             44             1,690
Proceeds from maturities of investment securities held to maturity             29,948            21,769
Principal collected on long-term loans & mortgage-backed securities            62,287            59,555
Long-term loans originated or acquired                                        (65,394)          (56,523)
Purchases of premises and equipment                                              (311)           (2,163)
                                                                          -----------       -----------
Net cash (used in) provided by investing activities                           (39,091)            9,907

Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts
    and savings accounts                                                         (620)            7,365
Net increase (decrease) in certificates of deposit                             27,101            (2,148)
Cash dividends                                                                 (1,265)           (1,311)
Proceeds from long-term debt                                                  121,800            25,000
Repayment of long-term debt                                                  (111,124)          (45,457)
Treasury stock delivered under Dividend Reinvestment and
    employee stock plans                                                          400               332
Acquisition of Treasury stock                                                  (2,557)
Net increase in advances from borrowers for taxes and insurance                 3,167             2,620
                                                                          -----------       -----------
Net cash provided by (used in)  financing activities                           36,902           (13,599)
                                                                          -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (573)           (1,909)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  8,317            10,050
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     7,744       $     8,141
                                                                          ===========       ===========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
      Interest (credited and paid)                                        $    15,225       $    14,141
      Income taxes                                                                433                 2

See notes to consolidated financial statements.


                                    page -5-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses is as follows:

                                                         March 31, 2008
                                                     Gross           Gross
                                  Amortized        Unrealized      Unrealized       Approximate
(In thousands)                       Cost            Gains           Losses          Fair Value
------------------------------------------------------------------------------------------------
U.S. Government Agencies         $    71,741      $     1,173      $        --       $    72,914
Tax-Exempt Obligations                25,090            1,377             (113)           26,354
                                 -----------      -----------      -----------       -----------

Total Investment Securities      $    96,831      $     2,550      $      (113)      $    99,268
                                 ===========      ===========      ===========       ===========

                                                       September 30, 2007
                                                    Gross             Gross
                                  Amortized       Unrealized        Unrealized      Approximate
(In thousands)                       Cost           Gains             Losses         Fair Value
------------------------------------------------------------------------------------------------
U.S. Government Agencies         $    83,155      $       211      $      (533)      $    82,833
Tax Exempt Obligations                25,538            1,101             (167)           26,472
                                 -----------      -----------      -----------       -----------

Total Investment Securities      $   108,693      $     1,312      $      (700)      $   109,305
                                 ===========      ===========      ===========       ===========


                                   page -12-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities available-for-sale with unrealized gains and losses is as follows:

                                                         March 31, 2008
                                                     Gross            Gross
                                  Amortized       Unrealized       Unrealized
(In thousands)                      Cost             Gains            Losses         Fair Value
------------------------------------------------------------------------------------------------
Equity Securities                $     1,501      $        24      $      (339)      $     1,186
Money Market Mutual Funds                  8               --               --                 8
                                 -----------      -----------      -----------       -----------

Total Investment Securities      $     1,509      $        24      $      (339)      $     1,194
                                 ===========      ===========      ===========       ===========

At March 31, 2008 the Company had 3 equity securities with unrealized losses of $199,000 in this position for a time period greater than twelve months. The Company also had 2 equity securities with unrealized losses of $140,000 in this position for a time period less than twelve months. All these securities are equity holdings of other financial institutions. The severity and duration of the impairment is consistent with market developments in the financial industry. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation the Company's ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

                                                       September 30, 2007
                                                     Gross            Gross
                                  Amortized       Unrealized       Unrealized
(In thousands)                      Cost             Gains            Losses         Fair Value
------------------------------------------------------------------------------------------------
Equity Securities                $     1,501      $         6      $      (173)      $     1,334
Money Market Mutual Funds                576               --               --               576
                                 -----------      -----------      -----------       -----------

Total Investment Securities      $     2,077      $         6      $      (173)      $     1,910
                                 ===========      ===========      ===========       ===========


                                   page -13-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses is as follows:

                                                                  March 31,2008
                                                             Gross            Gross
                                          Amortized        Unrealized       Unrealized      Approximate
(In thousands)                               Cost            Gains            Losses         Fair Value
--------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations      $    15,703      $        39      $      (220)      $    15,522
FHLMC pass-through certificates               94,831              866              (63)           95,634
FNMA pass-through certificates               112,027              868              (42)          112,853
GNMA pass-through certificates                   221                4               --               225
                                         -----------      -----------      -----------       -----------

Total Mortgage-Backed Securities         $   222,782      $     1,777      $      (325)      $   224,234
                                         ===========      ===========      ===========       ===========

                                                               September 30,2007
                                                             Gross            Gross
                                          Amortized        Unrealized       Unrealized      Approximate
(In thousands)                               Cost            Gains            Losses         Fair Value
--------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations      $    16,471      $        97      $      (299)      $    16,269
FHLMC pass-through certificates               89,533              164           (2,198)           87,499
FNMA pass-through certificates                86,586               12           (2,008)           84,590
GNMA pass-through certificates                   252                2               --               254
                                         -----------      -----------      -----------       -----------

Total Mortgage-Backed Securities         $   192,842      $       275      $    (4,505)      $   188,612
                                         ===========      ===========      ===========       ===========


                                   page -14-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities available-for-sales with gross unrealized gains and losses is as follows:

                                                              March 31,2008
                                                          Gross            Gross
                                       Amortized       Unrealized       Unrealized
(In thousands)                            Cost            Gains            Losses         Fair Value
----------------------------------------------------------------------------------------------------
FNMA pass-through certificates        $       785      $        12      $        --      $       797
                                      -----------      -----------      -----------      -----------

Total Mortgage-Backed Securities      $       785      $        12      $        --      $       797
                                      ===========      ===========      ===========      ===========

                                                            September 30,2007
                                                          Gross            Gross
                                       Amortized       Unrealized       Unrealized
(In thousands)                            Cost            Gains            Losses         Fair Value
----------------------------------------------------------------------------------------------------

FNMA pass-through certificates        $       785      $        32      $        --      $       817
                                      -----------      -----------      -----------      -----------

Total Mortgage-Backed Securities      $       785      $        32      $        --      $       817
                                      ===========      ===========      ===========      ===========

6. LOANS RECEIVABLE

Loans receivable consist of the following:                         (In thousands)
                                                     March 31, 2008           September 30, 2007
                                                     --------------           ------------------
Residential Mortgages                                   $ 322,237                  $ 305,341
Commercial Mortgages                                       25,318                     15,314
Construction                                                4,339                      6,093
Savings Account                                               992                        977
Home Equity                                                71,321                     74,218
Automobile and other                                          933                        904
Home Equity Line of Credit                                 22,161                     21,386
                                                        ---------                  ---------

Total                                                     447,301                    424,233
Undisbursed portion of loans in process                    (4,622)                    (2,795)
Deferred loan fees                                           (417)                      (453)
Allowance for loan losses                                  (1,925)                    (1,932)
                                                        ---------                  ---------

Loans Receivable - net                                  $ 440,337                  $ 419,053
                                                        =========                  =========

The total amount of loans being serviced for the benefit of others was approximately $3.3 million and $3.6 million at March 31, 2008 and September 30, 2007, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                   Six Months Ended     Year Ended
                                                    March 31, 2008   September 30, 2007
                                                    --------------   ------------------
                                                             (In thousands)
                                                             --------------
Balance, beginning of period                           $    1,932         $    1,956
  Provision for loan losses                                     5                 --
  Amounts charged-off                                         (19)               (37)
  Loan recoveries                                               7                 13
                                                       ----------         ----------
Balance, end of period                                 $    1,925         $    1,932
                                                       ==========         ==========


                                   page -15-

7. DEPOSITS

Deposits are summarized as follows:                   (In thousands)
                                              March 31,2008   September 30,2007
                                              -------------   -----------------
Non-interest bearing checking                  $    11,775       $    11,740
NOW accounts                                        14,958            13,711
Interest checking accounts                          27,872            25,750
Money Market Demand accounts                        48,208            51,827
Passbook and Club accounts                           2,459             2,864
Certificate accounts                               345,244           318,143
                                               -----------       -----------
Total deposits                                 $   450,516       $   424,035
                                               ===========       ===========

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2008 and September 30, 2007 amounted to approximately $58.4 million and $53.6 million, respectively. Amounts in excess of $100,000 may not be federally insured.

8. COMMITMENTS

At March 31, 2008, the following commitments were outstanding:

                                                    (In thousands)
Commitments to originate mortgage loans               $    9,267
Unused line of credit loans                               46,308
Loans in process                                           4,622
                                                      ----------

Total                                                 $   60,197
                                                      ==========


                                   page -16-

9.  EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

                                              For the Three Months Ended                   For the Six Months Ended
                                                      March 31,                                   March 31,
                                         ----------------------------------------------------------------------------
                                                2008            2007                          2008         2007
                                                ----            ----                          ----         ----
      Basic                                   3,730,759      3,864,189                     3,726,061    3,859,201
     Diluted                                  3,746,480      3,891,445                     3,743,211    3,892,782

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

10. ADVANCES

Advances consists of the following:

                                        March 31,               September 30,
                                          2008                       2007
                                                 Weighted                   Weighted
  (In thousands)                                 Interest                   Interest
 Maturing Period                  Amount           Rate       Amount          Rate
-------------------------------------------------------------------------------------
1 to 12 months                  $ 37,623          4.36%      $ 69,227        5.07%
13 to 24 months                   22,995          4.43%        20,043        4.37%
25 to 36 months                   15,000          4.71%        17,410        4.50%
37 to 48 months                   29,313          4.46%        23,595        4.99%
49 to 60 months                   52,379          4.23%        58,334        4.48%
61 to 72 months                   41,975          4.22%        20,000        4.63%
73 to 84 months                    5,000          3.58%        20,000        4.26%
85 to 120 months                 105,000          4.03%        70,000        4.50%
                                --------------------------------------------------
Total                           $309,285          4.23%      $298,609        4.65%
                                ==================================================

The majority of the advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $8 million out of $75.0 million was used at March 31, 2008 and $31.5 million was used as of September 30, 2007, for general purposes. Included in the table above at March 31, 2008 and September 30, 2007 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $545.6 million of which $259.2 million was used as of March 31, 2008. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totalin

11. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Considered Well
                                                                                                              Capitalized Under
                                                                                        For Capital           Prompt Corrective
                                                              Actual                 Adequacy Purposes        Action Provisions

                                                      Amount           Ratio        Amount        Ratio       Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2008
          Tier 1 Capital (to assets)                 $ 44,834           5.62%      $ 31,905        4.00%     $ 39,881       5.00%
          Tier 1 Capital (to risk weighted assets)     44,834          11.10%        16,155        4.00%       24,232       6.00%
          Total Capital (to risk weighted assets)      46,759          11.58%        32,309        8.00%       40,386      10.00%

As of September 30, 2007
          Tier 1 Capital (to assets)                 $ 46,797           6.02%      $ 31,021        4.00%     $ 38,776       5.00%
          Tier 1 Capital (to risk weighted assets)     46,797          12.12%        15,443        4.00%       23,164       6.00%
          Total Capital (to risk weighted assets)      48,729          12.62%        30,886        8.00%       38,607      10.00%


                                   page -17-

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

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for certain impaired loans that are collateral dependent; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Certain Impaired Loans that are Collateral
Dependent: We establish an allowance for certain impaired loans for the amounts by which the collateral value or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At March 31,2008 and December 31, 2007, no loans were considered impaired.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, page -18-
changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Changes in Financial Position for the Six-Month Period Ended March 31, 2008
---------------------------------------------------------------------------

Total assets at March 31, 2008 were $811.9 million, an increase of $38.3 million for the six-month period then ended. The increase was primarily due to the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $21.3 million. There was also an increase in investments due to purchases less maturities of approximately $18.1 million.

Asset growth was primarily funded by deposit growth during the six -month period ended March 31, 2008, total deposits increased by $26.5 million to $450.5 million. Advances from borrowers for taxes and insurance also increased by $3.2 million due to the timing of property tax payments. There was also an increase in advances of $10.7 million.

Comparisons of Results of Operations for the Three and Six Month Period Ended
-----------------------------------------------------------------------------
March 31, 2008 with the Three Month and Six Month Period Ended March 31, 2007
-----------------------------------------------------------------------------

Net Interest Income
-------------------

Net interest income was $3.2 million for the three-month period ended March 31, 2008 compared to $2.94 million for the comparable period in 2007. The increase in the net interest income for the three -month period ended March 31, 2008 when compared to the same period in 2007 can be attributed to the increase in the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. This increase was partially offset by the decrease in interest rate spread from 1.4% in 2007 to 1.39% in 2008. The increase in the net interest income for the six-month period ended March 31, 2008 when compared to the same period in 2007 can be attributed to the increase in interest rate spread from 1.42% in 2007 to 1.63% in 2008. Net interest income was $6.1 million for the six-month period ended March 31, 2008 compared to $5.7 million for the comparable period in 2007.

Non-Interest Income
-------------------

Non-interest income decreased to $467,000 for the three-month period ended March 31, 2008 from $546,000 for the comparable period in 2007. The decrease is primarily due to the fact that the prior period includes a gain on sale of investments of $160,000. Non-interest income increased to $966,000 for the six-month period ended March 31, 2008 from $938,000 for the comparable period in 2007. The increase is primarily due to the fact that the Company had additional income related to commercial loan fees and customers transaction accounts.

Non-Interest Expenses
---------------------

For the three-month period ended March 31, 2008, non-interest expenses increased by $111,000 or 4.8% to $2.4 million compared to $2.3 million for the same period in 2007. For the six month period ended March 31, 2008, non-interest expenses increased by $236,000 or 5.2% to $4.8 million compared to $4.6 million for the same period in 2007. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company's new commercial loan department and business banking. The annualized ratio of non-interest expenses to average assets for the three and six month periods ended March 31, 2008 and 2007 were 1.21%,1.22% and 1.23%, 1.21%, respectively.

Income Taxes
------------

The Company made provisions for income taxes of $205,503 and $387,503 for the three-month and six-month period ended March 31, 2008, respectively, compared to $268,500 and $449,500 for the comparable period in 2007. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.


                                   page -19-

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

As of March 31, 2008, the Company had $60.2 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $545.6 million at March 31, 2008 of which $259.2 million was outstanding at March 31, 2008.

The Bank's net income for the six months ended March 31, 2008 is $1.8 million compared to $1.7 million for the comparable period in 2007. In spite of a profitable six month period, the decrease in our stockholder's equity is due to a repurchase of common stock in an unsolicited private transaction. The Company repurchased the shares at a price of $12.45 per share or $2,556,707.10 in the aggregate. The Bank's stockholders' equity of $45.4 million or 5.6% of total assets is in excess of the Bank's minimum regulatory capital requirement.

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


                                   page -20-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2008, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

                                                     1 Year          1 to 3          3 to 5          Over 5
                                                     or less          Years           Years           Years           Total
                                                    ---------       ---------       ---------       ---------       ---------
Interest-earning assets:
  Mortgage loans                                    $  65,056       $  52,194       $  21,858       $ 183,129       $ 322,237
  Commercial loans                                      9,867           2,935           1,252          11,264          25,318
  Mortgage-backed securities                           74,483          76,037          21,918          51,141         223,579
  Consumer and other loans                             44,625          26,318           7,339          21,464          99,746
  Investment securities and other investments          69,713          42,573           8,509          10,168         130,963
                                                    -------------------------       ---------       ---------       ---------

Total interest-earning assets                         263,744         200,057          60,876         277,166         801,843
                                                    ---------------------------------------------------------       ---------

Interest-bearing liabilities:

  Passbook and Club accounts                               --              --              --           2,459           2,459
  NOW and checking accounts                                --              --              --          42,830          42,830
  Consumer Money Market Deposit accounts               12,311              --              --          29,812          42,123
  Business Money Market Deposit accounts                4,565              --              --           1,520           6,085
  Certificate accounts                                303,990          29,730          11,524              --         345,244
  Borrowed money                                       45,299          48,729          72,460         142,797         309,285
                                                    ---------       ---------       ---------       ---------       ---------

Total interest-bearing liabilities                    366,165          78,459          83,984         219,418         748,026
                                                    ---------       ---------       ---------       ---------       ---------

Repricing GAP during the period                     $(102,421)      $ 121,598       $ (23,108)      $  57,748       $  53,817
                                                    =========       =========       =========       =========       =========

Cumulative GAP                                      $(102,421)      $  19,177       $  (3,931)      $  53,817
                                                    =========       =========       =========       =========

Ratio of GAP during the period to total assets         -12.62%          14.98%          -2.85%           7.11%
                                                    =========       =========       =========       =========

Ratio of cumulative GAP to total assets                -12.62%           2.36%          -0.48%           6.63%
                                                    =========       =========       =========       =========


                                   page -21-

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


                                   page -22-

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                                                                      Total
                                                                   Number of
                                                                     Shares
                                                                   Purchased
                                                                   as Part of
                                                  Average           Publicly         Maximum Number of
                                                   Price            Announced     Shares that May Yet Be
                            Total Number of       Paid per          Plans or    Purchased Under the Plans
       Period              Shares Purchased        Share            Programs         or Programs (1)
January 1 - 31, 2008                                                                         66,351
February 1 - 29, 2008                                                                        66,351
March 1 - 31, 2008               205,358(2)           12.45              --                  66,351
                                 -------         ----------       ---------              ----------
Total                            205,358         $    12.45              --                  66,351
                                                                                         ==========

(1) On June 20, 2007, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 196,000 shares. The program commenced immediately following the completion of the 2003 program. The program does not have an expiration date and all shares are purchased in the open market.

(2) Shares were purchased in a private transaction outside of the Company's current repurchase program.

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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date: May 12, 2008    By: /s/ Ronald B. Geib
                          --------------------------------------
                          Ronald B. Geib
                          Chief Executive Officer


Date: May 12, 2008    By: /s/ Brendan J. McGill
                          --------------------------------------
                          Brendan J. McGill
                          Senior Vice President
                          Treasurer and Chief Financial Officer


                                   page -24-