Form 10-Q
period 2008-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2008-08-14
CIK 1107160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 2008
                                     -------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -------------------------------------------

                         Commission file number 0-29709

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                      23-3028464
  ------------------------------                         -------------------
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

Large accelerated filer |_| Accelerated filer |_|

Non-accelerated filer |_|   Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,553,533 shares outstanding as of August 13, 2008

                   Harleysville Savings Financial Corporation
                                 and Subsidiary
                                      Index
                                      -----

                                                                                                PAGE(S)
                                                                                                -------
Part I  FINANCIAL INFORMATION
          Item 1.  Financial Statements

                   Unaudited Consolidated Statements of Financial Condition as of
                   June 30, 2008 and September 30, 2007                                            1

                   Unaudited Consolidated Statements of Income for the Three and Nine
                   Months Ended June 30, 2008 and 2007                                             2

                   Unaudited Consolidated Statements of Comprehensive Income for the
                   Three and Nine Months Ended June 30, 2008 and 2007                              3

                   Unaudited Consolidated Statements of Stockholders' Equity for the Nine
                   Months Ended June 30, 2008 and June 30, 2007                                    4

                   Unaudited Consolidated Statements of Cash Flows for the Nine Months
                   Ended June 30, 2008 and 2007                                                    5

                   Notes to Unaudited Consolidated Financial Statements                          6 - 15

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          16 - 18

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   18 - 19

          Item 4.  Controls and Procedures                                                         19

Part II  OTHER INFORMATION

          Item 1. Legal Proceedings                                                                20

          Item 1A. Risk Factors                                                                    20

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                      20

          Item 3. Defaults upon Senior Securities                                                  20

          Item 4. Submission of Matters to a Vote of Security Holders                              20

          Item 5. Other information                                                                20

          Item 6. Exhibits                                                                         20

          Signatures                                                                               21

                   Harleysville Savings Financial Corporation
            Unaudited Consolidated Statements of Financial Condition

                                                                                                 June 30,         September 30,
(In thousands, except share data)                                                                  2008                2007
                                                                                              -------------       -------------
Assets
Cash and amounts due from depository institutions                                             $       2,203       $       1,647
Interest bearing deposits in other banks                                                              7,285               6,670
                                                                                              -------------       -------------
     Total cash and cash equivalents                                                                  9,488               8,317
Investment securities held to maturity (fair value -
       June 30, $89,739; September 30, $109,305)                                                     88,701             108,693
Investment securities available-for-sale at fair value                                                1,149               1,910
Mortgage-backed securities held to maturity (fair value -
        June 30, $220,769; September 30, $188,612)                                                  224,119             192,842
Mortgage-backed securities available-for-sale at fair value                                             797                 817
Loans receivable (net of allowance for loan losses -
       June 30, $1,960; September 30, $1,932)                                                       456,132             419,053
Accrued interest receivable                                                                           4,006               4,047
Federal Home Loan Bank stock - at cost                                                               15,153              14,140
Office properties and equipment, net                                                                 10,128               9,917
Prepaid expenses and other assets                                                                    14,982              13,808
                                                                                              -------------       -------------
TOTAL ASSETS                                                                                  $     824,655       $     773,544
                                                                                              =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                                 $     440,921       $     424,035
     Advances                                                                                       329,154             298,609
     Accrued interest payable                                                                         1,567               1,556
     Advances from borrowers for taxes and insurance                                                  5,670               1,247
     Accounts payable and accrued expenses                                                            1,340               1,056
                                                                                              -------------       -------------
Total liabilities                                                                                   778,652             726,503
                                                                                              -------------       -------------

Stockholders' equity:
     Preferred Stock:  $.01 par value;
       12,500,000 shares authorized; none issued
     Common stock:  $.01 par value; 25,000,000 shares authorized;
       3,921,177 shares issued                                                                           39                  39
     Additional paid-in capital                                                                       8,009               8,044
     Treasury stock, at cost (June 30,  2008 367,644 shares; September 30 2007, 203,658)             (5,215)             (3,316)
     Retained earnings - partially restricted                                                        43,366              42,363
     Accumulated other comprehensive loss                                                              (196)                (89)
                                                                                              -------------       -------------
Total stockholders' equity                                                                           46,003              47,041
                                                                                              -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $     824,655       $     773,544
                                                                                              =============       =============

See notes to unaudited consolidated financial statements.


                                    page -1-

                   Harleysville Savings Financial Corporation
                   Unaudited Consolidated Statements of Income

                                              For the Three Months Ended        For the Nine Months Ended
(In thousands,except per share data)                   June 30,                          June 30,
                                              ---------------------------      ---------------------------
                                                 2008             2007            2008              2007
                                                 ----             ----            ----              ----
INTEREST INCOME:
  Interest on mortgage loans                  $    4,797       $    4,346      $   14,053       $   12,781
  Interest on commerical loans                       449              206           1,166              359
  Interest on mortgage-backed securities           2,724            2,264           7,442            7,043
  Interest on consumer and other loans             1,373            1,507           4,356            4,512
  Interest on taxable investments                  1,114            1,389           3,943            3,975
  Interest on tax-exempt investments                 345              387           1,043            1,137
  Dividends on investment securities                  10               16              32               40
                                              ----------       ----------      ----------       ----------
Total interest income                             10,812           10,115          32,035           29,847
                                              ----------       ----------      ----------       ----------

Interest Expense:
  Interest on deposits                             3,685            3,978          11,997           11,506
  Interest on borrowings                           3,371            3,271          10,209            9,728
                                              ----------       ----------      ----------       ----------
Total interest expense                             7,056            7,249          22,206           21,234
                                              ----------       ----------      ----------       ----------

Net Interest Income                                3,756            2,866           9,829            8,613
Provision for loan losses                             35               --              40               --
                                              ----------       ----------      ----------       ----------
Net Interest Income after Provision
  for Loan Losses                                  3,721            2,866           9,789            8,613
                                              ----------       ----------      ----------       ----------

Other Income:
  Customer service fees                              156              157             460              414
  Impairment of equity securities                   (252)              --            (252)              --
  Gain on sale of investments                         --               --               4              160
  Income on bank-owned life insurance                120              119             372              353
  Other income                                       177              199             583              486
                                              ----------       ----------      ----------       ----------
Total other income                                   201              475           1,167            1,413
                                              ----------       ----------      ----------       ----------

Other Expenses:
  Salaries and employee benefits                   1,437            1,202           4,195            3,758
  Occupancy and equipment                            289              293             817              819
  Deposit insurance premiums                          12               13              37               39
  Data processing                                    186              145             434              433
  Other                                              630              663           1,882            1,841
                                              ----------       ----------      ----------       ----------
Total other expenses                               2,554            2,316           7,365            6,890
                                              ----------       ----------      ----------       ----------

Income before Income Taxes                         1,368            1,025           3,591            3,136

Income tax expense                                   332              211             720              661
                                              ----------       ----------      ----------       ----------

Net Income                                    $    1,036       $      814      $    2,871       $    2,475
                                              ==========       ==========      ==========       ==========

Basic Earnings Per Share                      $     0.29       $     0.21      $     0.78       $     0.64
                                              ==========       ==========      ==========       ==========
Diluted Earnings Per Share                    $     0.29       $     0.21      $     0.77       $     0.63
                                              ==========       ==========      ==========       ==========

Dividends Per Share                           $     0.17       $     0.17      $     0.51       $     0.51
                                              ==========       ==========      ==========       ==========

See notes to unaudited consolidated financial statements.


                                    page -2-

                   Harleysville Savings Financial Corporation
            Unaudited Consolidated Statements of Comprehensive Income

                                                                                        Three Months Ended
                                                                                               30-Jun
(In thousands)                                                                          2008              2007
------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $      1,036       $        814

Other Comprehensive Income

Unrealized gain (loss) on securities net of tax
2008, $2; 2007, $(21)                                                                         4(1)             (40)
                                                                                   ------------       ------------

Total Comprehensive Income                                                         $      1,040       $        774
                                                                                   ============       ============

(1) Disclosure of reclassification amount, net of tax for the three months ended:      2008                2007
                                                                                       ----                ----
    Net unrealized loss arising during the three months ended                      $       (246)      $        (61)
    Reclassification adjustment for net loses included in net income                        252                 --
                                                                                   ------------       ------------

                                                                                   $          6       $        (61)
   Tax (expense) benefit                                                                     (2)                21
                                                                                   ------------       ------------
   Net unrealized gain (loss) on securities                                        $          4       $        (40)
                                                                                   ============       ============

                                                                                        Nine Months Ended
                                                                                               30-Jun
                                                                                       2008              2007
------------------------------------------------------------------------------------------------------------------

Net Income                                                                         $      2,871       $      2,475

Other Comprehensive Income

Unrealized loss on securities net of tax benefit
2008, $55; 2007, $22                                                                       (107)(1)            (42)
                                                                                   ------------       ------------

Total Comprehensive Income                                                         $      2,764       $      2,433
                                                                                   ============       ============

(1) Disclosure of reclassification amount, net of tax for the nine months ended:       2008               2007
                                                                                       ----               ----
    Net unrealized gain (loss) arising during the nine months ended                $       (410)      $         96
    Reclassification adjustment for net losses (gains) included in net income               248               (160)
                                                                                   ------------       ------------

                                                                                   $       (162)      $        (64)
    Tax benefit                                                                              55                 22
                                                                                   ------------       ------------
    Net unrealized loss on security available for sale                                     (107)      $        (42)
                                                                                   ============       ============

See notes to unaudited consolidated financial statements.


                                    page -3-

                   Harleysville Savings Financial Corporation
            Unaudited Consolidated Statements of Stockholders' Equity

                                                                                            Retained     Accumulated
(In thousands, except                           Common              Additional              Earnings-       Other         Total
share and per share data)                       Stock      Common    Paid-in    Treasury    Partially   Comprehensive  Stockholders'
                                                Shares      Stock    Capital      Stock     Restricted      Loss         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2007                     3,921,177  $     39   $  8,044    $ (3,316)   $  42,363    $     (89)    $ 47,041

 Net Income                                                                                      2,871                     2,871
 Dividends declared - $.51 per share                                                            (1,868)                   (1,868)
 Stock Option Compensation                                                 88                                                 88
 Treasury stock purchased (205,358 shares)                                         (2,557)                                (2,557)
 Treasury stock issued for stock options
  exercised (2,250 shares)                                                (19)         38                                     19
 Treasury Stock issued under
 Dividend Reinvestment Plan (31,122 shares)                               (78)        487                                    409
 Treasury stock delivered under
  employee stock plan (8,000 shares)                                      (26)        133                                    107
 Change in unrealized holding loss on
  available - for- sale securities, net
  of tax                                                                                                       (107)        (107)
                                               ---------  --------   --------    --------    ---------    ---------     --------

Balance at June 30, 2008                       3,921,177  $     39   $  8,009    $ (5,215)   $  43,366    $    (196)    $ 46,003
                                               =========  ========   ========    ========    =========    =========     ========

                                                                                            Retained     Accumulated
                                                Common              Additional              Earnings-       Other         Total
                                                Stock      Common    Paid-in    Treasury    Partially   Comprehensive  Stockholders'
                                                Shares      Stock    Capital      Stock     Restricted      Loss         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2006                     3,921,177  $     39   $  7,992    $ (1,262)   $  41,715    $     (12)    $ 48,472

 Net Income                                                                                      2,475                     2,475
 Dividends declared - $.51 per share                                                            (1,967)                   (1,967)
 Stock Option Compensation                                                 77                                                 77
 Treasury stock purchased (25,996 shares)                                            (434)                                  (434)
 Treasury stock issued for stock options
  exercised (3,751 shares)                                                (16)         65                                     49
 Treasury Stock issued under
 Dividend Reinvestment Plan (24,361 shares)                                (7)        423                                    416
 Change in unrealized holding loss on
  available - for- sale securities, net
  of tax                                                                                                        (42)         (42)
                                               ---------  --------   --------    --------    ---------    ---------     --------

Balance at June 30, 2007                       3,921,177  $     39   $  8,046    $ (1,208)   $  42,223    $     (54)    $ 49,046
                                               =========  ========   ========    ========    =========    =========     ========

See notes to unaudited consolidated financial statement.

                                    page -4-

                   Harleysville Savings Financial Corporation
                 Unaudited Consolidated Statements of Cash Flows

                                                                        Nine Months Ended June 30,
                                                                        --------------------------
(In thousands)                                                              2008           2007
                                                                            ----           ----
Operating Activities:
Net Income                                                              $     2,871     $     2,475
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                                387             384
    Provision for loan losses                                                    40              --
    Gain on sale of securities                                                   (4)           (160)
    Loss on impairment of securities                                            252              --
    Amortization of deferred loan fees                                           12               2
    Net amortization of premiums and discounts                                  122             193
    Increase in cash surrender value                                           (372)           (353)
    Compensation charge on stock options                                         88              77
Changes in assets and liabilities which provided (used) cash:
     Increase in accounts payable and accrued expenses                          284             687
     Increase in prepaid expenses and other assets                             (804)           (684)
     Decrease (increase) in accrued interest receivable                          41            (119)
     Increase (decrease)  in accrued interest payable                            11            (107)
                                                                        -----------     -----------
Net cash provided by operating activities                                     2,928           2,395

Investing Activities:
Purchase of investment securities held to maturity                          (20,997)        (19,918)
Purchase of mortgage-backed securities held to maturity                     (61,396)        (20,939)
Purchase of investment securities available for sale                             --            (466)
Proceeds from maturities of investment securities available-for-sale            422           5,414
(Purchase) Proceeds from redemption of FHLB stock                            (1,012)          1,482
Proceeds from maturities of investment securities held to maturity           31,818          22,264
Principal collected on mortgage-backed securities                            39,172          35,318
Principal collected on long-term loans                                       66,039          68,720
Long-term loans originated or acquired                                     (103,170)        (93,360)
Purchases of premises and equipment                                            (597)         (2,307)
                                                                        -----------     -----------
Net cash used in investing activities                                       (49,721)         (3,792)

Financing Activities:
Net increase in demand deposits, NOW accounts
    and savings accounts                                                      5,302           8,088
Net increase (decrease) in certificates of deposit                           11,584          (4,268)
Cash dividends                                                               (1,459)         (1,551)
Proceeds from long-term debt                                                182,300          25,000
Repayment of long-term debt                                                (151,755)        (31,594)
Treasury stock delivered under employee stock plans                             126              49
Acquisition of Treasury stock                                                (2,557)           (433)
Net increase in advances from borrowers for taxes and insurance               4,423           4,118
                                                                        -----------     -----------
Net cash provided by (used in)  financing activities                         47,964            (591)
                                                                        -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,171          (1,988)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                8,317          10,050
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     9,488     $     8,062
                                                                        ===========     ===========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
      Interest (credited and paid)                                      $    22,195     $    21,341
      Income taxes                                                              683             556

See notes to unaudited consolidated financial statements.


                                    page -5-

                   Harleysville Savings Financial Corporation
              Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2008 or any other period. The financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended September 30, 2007.

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


                                    page -6-

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

In February 2000, the FASB issued FASB Staff Position (FSP) 157-2, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before FSP 157-2 is effective. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company's operating income or net earnings.

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the page -7-
following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is continuing to evaluate the impact of this statement on its consolidated financial statements.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In December of 2007, FASB issued statement No. 141 (R) "Business Combinations". This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The new pronouncement will impact the Company's accounting for business combinations completed beginning October 1, 2009.

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

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and page -8-
the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.


                                    page -9-

2. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses is as follows:

                                                                   June 30, 2008
                                                                  Gross        Gross
                                                 Amortized      Unrealized   Unrealized     Approximate
(In thousands)                                      Cost          Gains        Losses       Fair Value
--------------------------------------------------------------------------------------------------------
U.S. Government Agencies                         $   63,786    $      453    $      (63)    $   64,176
Tax-Exempt Obligations                               24,915           919          (271)        25,563
                                                 ----------    ----------    ----------     ----------

Total Investment Securities                      $   88,701    $    1,372    $     (334)    $   89,739
                                                 ==========    ==========    ==========     ==========

                                                                September 30, 2007
                                                                  Gross        Gross
                                                 Amortized      Unrealized   Unrealized     Approximate
(In thousands)                                      Cost          Gains        Losses       Fair Value
--------------------------------------------------------------------------------------------------------
U.S. Government Agencies                         $   83,155    $      211    $     (533)    $   82,833
Tax Exempt Obligations                               25,538         1,101          (167)        26,472
                                                 ----------    ----------    ----------     ----------

Total Investment Securities                      $  108,693    $    1,312    $     (700)    $  109,305
                                                 ==========    ==========    ==========     ==========


                                   page -10-

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities available-for-sale with unrealized gains and losses is as follows:

                                                                         June 30, 2008
                                                                      Gross         Gross
                                                     Amortized     Unrealized     Unrealized
(In thousands)                                          Cost          Gains         Losses        Fair Value
-------------------------------------------------------------------------------------------------------------
Equity Securities                                   $     1,250    $        --    $      (309)    $       941
Money Market Mutual Funds                                   208             --             --             208
                                                    -----------    -----------    -----------     -----------

Total Investment Securities                         $     1,458    $        --    $      (309)    $     1,149
                                                    ===========    ===========    ===========     ===========

At June 30, 2008 the Company had 2 equity securities with unrealized losses of $202,000 in this position for a time period greater than twelve months. The Company also had 5 equity securities with unrealized losses of $107,000 in this position for a time period less than twelve months. All these securities are equity holdings of other financial institutions. The severity and duration of the impairment is consistent with market developments in the financial industry. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation the Company's ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

                                                                    September 30, 2007
                                                                      Gross         Gross
                                                     Amortized     Unrealized     Unrealized
(In thousands)                                          Cost          Gains         Losses        Fair Value
-------------------------------------------------------------------------------------------------------------
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


                                   page -11-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses is as follows:

                                                                           June 30,2008
                                                                        Gross          Gross
                                                       Amortized     Unrealized      Unrealized     Approximate
(In thousands)                                           Cost           Gains          Losses       Fair Value
---------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                   $    15,176    $         9    $      (485)    $    14,700
FHLMC pass-through certificates                            92,603            274         (1,305)         91,572
FNMA pass-through certificates                            116,134            108         (1,953)        114,289
GNMA pass-through certificates                                206              2             --             208
                                                      -----------    -----------    -----------     -----------

Total Mortgage-Backed Securities                      $   224,119    $       393    $    (3,743)    $   220,769
                                                      ===========    ===========    ===========     ===========

                                                                        September 30,2007
                                                                        Gross          Gross
                                                       Amortized     Unrealized      Unrealized     Approximate
(In thousands)                                           Cost           Gains          Losses       Fair Value
---------------------------------------------------------------------------------------------------------------
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


                                   page -12-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities available-for-sales with gross unrealized gains and losses is as follows:

                                                                          June 30, 2008
                                                                        Gross          Gross
                                                       Amortized     Unrealized     Unrealized
(In thousands)                                            Cost          Gains          Losses      Fair Value
--------------------------------------------------------------------------------------------------------------
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
                                                      ===========    ===========    ===========    ===========

                                                                        September 30, 2007
                                                                        Gross         Gross
                                                       Amortized     Unrealized     Unrealized
                                                          Cost          Gains         Losses       Fair Value
--------------------------------------------------------------------------------------------------------------
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
                                                      ===========    ===========    ===========    ===========

6.  LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                  (In thousands)
                                                     June 30, 2008               September 30, 2007
                                                     -------------               ------------------
Residential Mortgages                                 $   332,259                    $   305,341
Commercial Mortgages                                       30,993                         15,314
Construction                                                6,768                          6,093
Savings Account                                               886                            977
Home Equity                                                68,368                         74,218
Automobile and other                                        1,006                            904
Home Equity Line of Credit                                 24,383                         21,386
                                                      -----------                    -----------

Total                                                     464,663                        424,233
Undisbursed portion of loans in process                    (6,119)                        (2,795)
Deferred loan fees                                           (452)                          (453)
Allowance for loan losses                                  (1,960)                        (1,932)
                                                      -----------                    -----------

Loans Receivable - net                                $   456,132                    $   419,053
                                                      ===========                    ===========

The total amount of loans being serviced for the benefit of others was approximately $3.0 million and $3.6 million at June 30, 2008 and September 30, 2007, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                                     Nine Months Ended Year Ended
                                              June 30, 2008               September 30, 2007
                                              -------------               ------------------
                                                             (In thousands)
                                                             --------------
Balance, beginning of period                      $ 1,932                       $ 1,956
  Provision for loan losses                            40                            --
  Amounts charged-off                                 (22)                          (37)
  Loan recoveries                                      10                            13
                                                  -------                       -------
Balance, end of period                            $ 1,960                       $ 1,932
                                                  =======                       =======


                                   page -13-

7. DEPOSITS

Deposits are summarized as follows:

                                                                (In thousands)
                                                  June 30,2008                 September 30,2007
                                                  ------------                 -----------------
Non-interest bearing checking                      $   12,173                      $   11,740
NOW accounts                                           15,197                          13,711
Interest checking accounts                             28,908                          25,750
Money Market Demand accounts                           52,326                          51,827
Passbook and Club accounts                              2,590                           2,864
Certificate accounts                                  329,727                         318,143
                                                   ----------                      ----------
Total deposits                                     $  440,921                      $  424,035
                                                   ==========                      ==========

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2008 and September 30, 2007 amounted to approximately $54.9 million and $53.6 million, respectively. Amounts in excess of $100,000 may not be federally insured.

8. COMMITMENTS

At June 30, 2008, the following commitments were outstanding:

                                                     (In thousands)
Commitments to originate mortgage loans                $   20,388
Unused line of credit loans                                46,793
Loans in process                                            6,119
                                                       ----------

Total                                                  $   73,300
                                                       ==========


                                   page -14-

9. EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

                             For the Three Months Ended           For the Nine Months Ended
                                      June 30,                            June 30,
                          --------------------------------------------------------------------
                                 2008          2007                   2008         2007
                                 ----          ----                   ----         ----
      Basic                   3,555,039      3,859,397             3,669,262    3,859,267
     Diluted                  3,598,927      3,877,469             3,713,388    3,888,142

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

10. ADVANCES

Advances consists of the following:

                                          June 30,                  September 30,
                                           2008                         2007
                                                 Weighted                      Weighted
  (In thousands)                                 Interest                      Interest
 Maturing Period                  Amount           Rate          Amount           Rate
---------------------------------------------------------------------------------------
 1 to  12 months               $      29,445       3.71%       $ 69,227          5.07%
13 to  24 months                      27,560       4.35%         20,043          4.37%
25 to  36 months                      15,000       4.71%         17,410          4.50%
37 to  48 months                      51,027       4.61%         23,595          4.99%
49 to  60 months                      39,130       3.78%         58,334          4.48%
61 to  72 months                      41,711       4.23%         20,000          4.63%
73 to  84 months                       4,842       3.58%         20,000          4.26%
85 to 120 months                     120,439       4.05%         70,000          4.50%
                              ---------------------------------------------------------

Total                          $    329,154        4.15%      $ 298,609          4.65%
                              =========================================================

The majority of the advances are collateralized by Federal Home Loan Bank ("FHLB") stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $12.5 million out of $75.0 million was used at June 30, 2008 and $31.5 million was used as of September 30, 2007, for general purposes. Included in the table above at June 30, 2008 and September 30, 2007 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate ("LIBOR"). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $536.4 million of which $279.2 million was used as of June 30, 2008. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.

11. REGULATORY CAPITAL REQUIREMENTS

Harleysville Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                              To Be Considered Well
                                                                                                                Capitalized Under
                                                                                       For Capital              Prompt Corrective
                                                              Actual                 Adequacy Purposes          Action Provisions

                                                      Amount          Ratio         Amount        Ratio           Amount       Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2008
          Tier 1 Capital (to assets)                 $ 45,918          5.64%       $ 32,582        4.00%        $ 40,727       5.00%
          Tier 1 Capital (to risk weighted assets)     45,918         10.98%         16,721        4.00%          25,082       6.00%
          Total Capital (to risk weighted assets)      47,879         11.45%         33,442        8.00%          41,803      10.00%

As of September 30, 2007
          Tier 1 Capital (to assets)                 $ 46,797          6.02%       $ 31,021        4.00%        $ 38,776       5.00%
          Tier 1 Capital (to risk weighted assets)     46,797         12.12%         15,443        4.00%          23,164       6.00%
          Total Capital (to risk weighted assets)      48,729         12.62%         30,886        8.00%          38,607      10.00%


                                   page -15-

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

Critical Accounting Policies and Judgments
------------------------------------------

The Company's consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements: allowance for loan losses and other-than-temporary security impairment.

Allowance for Loan Losses
-------------------------

Analysis and Determination of the Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for certain impaired loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Certain Impaired Loans: We establish an allowance for certain impaired loans for the amounts by which the collateral value, present value of future cash flows or observable market price are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.

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

General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.


                                   page -16-

Other-than-Temporary Impairment of Investment Securities
--------------------------------------------------------

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. The Company recorded an other-than-temporary impairment charge of $252,000 in the third quarter ended June 30, 2008 related to several equity securities held by the Company.

Changes in Financial Position for the Nine-Month Period Ended June 30, 2008
---------------------------------------------------------------------------

Total assets at June 30, 2008 were $824.7 million, an increase of $51.1 million for the nine-month period then ended. The increase was primarily due to the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $37.1 million. There was also an increase in investments due to purchases less maturities of approximately $10.5 million.

Asset growth was primarily funded by deposit growth during the nine -month period ended June 30, 2008, total deposits increased by $16.9 million to $440.9 million. There was also an increase in advances of $30.5 million. Advances from borrowers for taxes and insurance also increased by $4.4 million due to the timing of property tax payments.

Comparisons of Results of Operations for the Three and Nine Month Period Ended
------------------------------------------------------------------------------
June 30, 2008 with the Three Month and Nine Month Period Ended June 30, 2007
----------------------------------------------------------------------------

Net Interest Income
-------------------

Net interest income was $3.8 million for the three-month period ended June 30, 2008 compared to $2.9 million for the comparable period in 2007. The increase in the net interest income for the three-month period ended June 30, 2008 when compared to the same period in 2007 can be attributed to the increase in interest rate spread from 1.29% in 2007 to 1.84% in 2008, and in the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. The increase in the net interest income for the nine-month period ended June 30, 2008 when compared to the same period in 2007 can be attributed to the increase in interest rate spread from 1.42% in 2007 to 1.91% in 2008. Net interest income was $9.8 million for the nine-month period ended June 30, 2008 compared to $8.6 million for the comparable period in 2007.

Non-Interest Income
-------------------

Non-interest income decreased to $201,000 for the three-month period ended June 30, 2008 from $475,000 for the comparable period in 2007. For the nine-month period ended June 30, 2008, non-interest income decreased to $1.17 million from $1.41 million for the comparable period in 2007. The decrease is primarily due to an impairment write-down of two equity securities resulting in a loss of $252,000.

Non-Interest Expenses
---------------------

For the three-month period ended June 30, 2008, non-interest expenses increased by $238,000 or 10.3% to $2.6 million compared to $2.3 million for the same period in 2007. For the nine-month period ended June 30, 2008, non-interest expenses increased by $475,000 or 6.9% to $7.4 million compared to $6.9 million for the same period in 2007. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company's new commercial loan department and business banking. The annualized ratio of non-interest expenses to average assets for the three and nine-month periods ended June 31, 2008 and 2007 were 1.25%, 1.23% and 1.21%, 1.21%, respectively.

Income Taxes
------------

The Company made provisions for income taxes of $332,000 and $720,000 for the three-month and nine-month period ended June 30, 2008, respectively, compared to $211,000 and $661,000 for the comparable periods in 2007. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.

Liquidity and Capital Recourses
-------------------------------

For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans and deposit withdrawals. Harleysville Savings Bank regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Bank's core deposit base. In addition to cash, the Bank maintains a portfolio of short-term investments to meet its liquidity requirements. Harleysville Savings also relies upon cash flow from operations and other financing activities, generally short-term and long-term page -17-
debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Bank also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.

As of June 30, 2008, the Company had $73.3 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company's maximum borrowing capacity, which was $536.4 million at June 30, 2008 of which $279.2 million was outstanding at June 30, 2008.

The Bank's net income for the nine months ended June 30, 2008 is $2.9 million compared to $2.5 million for the comparable period in 2007. In spite of a profitable nine month period, the decrease in our stockholder's equity is due to a repurchase of common stock in an unsolicited private transaction. The Company repurchased the shares at a price of $12.45 per share or $2,557,000 in the aggregate. The Bank's stockholders' equity of $46 million or 5.6% of total assets is in excess of the Bank's minimum regulatory capital requirement.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2008, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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


                                   page -18-

                                                      1 Year             1 to 3           3 to 5          Over 5
                                                      or less            Years             Years           Years           Total
                                                    -----------       -----------       -----------     -----------     -----------
Interest-earning assets:
 Mortgage loans                                     $    66,761       $    53,837       $    22,570     $   189,091     $   332,259
 Commercial loans                                        12,265             3,557             1,517          13,654          30,993
 Mortgage-backed securities                              74,644            76,637            22,091          51,544         224,916
 Consumer and other loans                                45,919            25,278             7,034          23,180         101,411
 Investment securities and other investments             42,862            38,629            16,065          14,732         112,288
                                                    -----------       -----------       -----------     -----------     -----------

Total interest-earning assets                           242,451           197,938            69,277         292,201         801,867
                                                    -----------       -----------       -----------     -----------     -----------

Interest-bearing liabilities:
 Passbook and Club accounts                                  --                --                --           2,590           2,590
 NOW and checking accounts                                   --                --                --          44,105          44,105
 Consumer Money Market Deposit accounts                  12,938                --                --          31,514          44,452
 Business Money Market Deposit accounts                   5,906                --                --           1,968           7,874
 Certificate accounts                                   259,615            51,082            19,030              --         329,727
 Borrowed money                                          37,564            54,188            77,197         160,205         329,154
                                                    -----------       -----------       -----------     -----------     -----------

Total interest-bearing liabilities                      316,023           105,270            96,227         240,382         757,902
                                                    -----------       -----------       -----------     -----------     -----------

Repricing GAP during the period                     $   (73,572)      $    92,668       $   (26,950)    $    51,819     $    43,965
                                                    ===========       ===========       ===========     ===========     ===========

Cumulative GAP                                      $   (73,572)      $    19,096       $    (7,854)    $    43,965
                                                    ===========       ===========       ===========     ===========

Ratio of GAP during the period to total assets            -8.92%            11.24%            -3.27%           6.28%
                                                    ===========       ===========       ===========     ===========

Ratio of cumulative GAP to total assets                   -8.92%             2.32%            -0.95%           5.33%
                                                    ===========       ===========       ===========     ===========

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


                                   page -19-

Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not applicable.

         Item 1A. Risk Factors

                  There are no material changes to the risk factors set forth in
                  Part 1, Item 1A, Risk Factors"' of the Company's Form 10-K for the year ended September 30, 2007. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company's business. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . Item 3. Defaults upon Senior Securities Not applicable.

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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION


Date: August 13, 2008                       By:  /s/ Ronald B. Geib
                                      ------------------------------------------
                                      Ronald B. Geib
                                      Chief Executive Officer


Date: August 13, 2008                       By:  /s/ Brendan J. McGill
                                      ------------------------------------------
                                      Brendan J. McGill
                                      Senior Vice President
                                      Treasurer and Chief Financial Officer


                                   page -21-