Form 10-K
period 2008-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2008-12-19
CIK 1107160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: September 30, 2008

                                       or

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

                                                   Name of each exchange on
          Title of each class                          which registered
-------------------------------------------   ----------------------------------
  Common Stock, $.01 par value per share         The Nasdaq Stock Market, LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.                                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                       [ ]  Accelerated filer         [ ]
Non-accelerated filer                         [ ]  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           YES [ ] NO [X]

The aggregate market value of the 3,065,419 shares of the Registrant's Common Stock held by non-affiliates (3,579,044 shares outstanding, less 513,625 shares held by affiliates), based upon the closing price of $13.50 for the Common Stock on March 31, 2008, as reported by the Nasdaq Stock Market, was approximately $41.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 17, 2008: 3,579,044

                       DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

================================================================================

                   HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
                         2008 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                                              PART I

Item  1.      Business ....................................................................     1

Item 1A.      Risk Factors ................................................................    25

Item 1B.      Unresolved Staff Comments ...................................................    28

Item 2.       Properties ..................................................................    29

Item 3.       Legal Proceedings ...........................................................    29

Item 4.       Submission of Matters to a Vote of Security Holders .........................    29

                                             PART II

Item 5.       Market for the Registrant's Common Equity, Related Stockholder Matters and
                 Issuer Purchases of Equity Securities ....................................    30

Item 6.       Selected Financial Data .....................................................    31

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ...............................................................    32

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ..................    40

Item 8.       Financial Statements and Supplementary Data .................................    43

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure ...............................................................    70

Item 9A(T).   Controls and Procedures .....................................................    70

Item 9B.      Other Information ...........................................................    71

                                            PART III

Item 10.      Directors, Executive Officers and Corporate Governance ......................    72

Item 11.      Executive Compensation ......................................................    72

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters ......................................................    72

Item 13.      Certain Relationships and Related Transactions, and Director Independence ...    73

Item 14.      Principal Accounting Fees and Services ......................................    73

                                             PART IV

Item 15.      Exhibits and Financial Statement Schedules ..................................    74

SIGNATURES ................................................................................    75

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

                                     PART I

Item 1.  Business.
-----------------

General

      Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the "Reorganization"). In August 1987, the Bank's predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County, Pennsylvania. The Bank's primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2008, the Company had $825.7 million of total assets, $425.5 million of deposits and $47.2 million of stockholders' equity. The Company's stockholders' equity constituted 5.72% of total assets as of September 30, 2008.

      The Bank's primary business consists of attracting deposits from the general public and business customers through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Bank's primary market area. The Bank also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Bank's primary lending area. The Bank is also engaged in the general commercial banking business, and provides a full range of commercial loans and commercial real estate loans to customers in the Bank's primary market area. The Bank serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.

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

Lending Activities

      Loan Portfolio Composition. The Company's loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2008, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $344.5 million or 71.1% of the Company's total loan portfolio. Loans on the Company's residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency).

      As of September 30, 2008, loans secured by commercial real estate comprised $44.4 million or 9.2% of the total loan portfolio. Consumer loans, including installment home equity loans, home equity lines of credit, automobile loans, loans on savings accounts and education loans, constituted $94.3 million or 19.6% of the total loan portfolio as of September 30, 2008.

      The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                           As of September 30,
                                      ---------------------------------------------------------------------------------------------
                                             2008               2007               2006               2005               2004
                                      -----------------  -----------------  -----------------  -----------------  -----------------
                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                         (Dollars in Thousands)
Residential:
         Single-family                 333,757     68.8% $302,271     71.3% $283,595     72.2% $268,546     71.9% $256,523     74.0%
         Multi-family                    2,392      0.5     2,589      0.6     2,933      0.7     2,893      0.8       914      0.3
         Construction                    8,346      1.7     6,093      1.4     6,987      1.8     7,640      2.0     7,971      2.3
Lot loans                                1,167      0.2       483      0.1       626      0.2       801      0.2       576      0.2
Commercial                              44,407      9.2    15,314      3.6       920      0.2       702      0.2       641      0.2
                                      --------  -------  --------  -------  --------  -------  --------           --------  -------

         Total real estate loans       390,069     80.4%  326,750     77.0%  295,061     75.1%  280,582     75.1%  266,625     76.9%
                                      --------  -------  --------  -------  --------  -------  --------           --------  -------

Consumer loans:
Installment equity loans                66,280     13.7%   74,218     17.5%   70,515     17.9%   59,724     16.0%   46,257     13.3%
   Line of credit loans                 26,103      5.5    21,385      5.1    25,500      6.6    31,580      8.6    32,329      9.4
   Savings account loans                   955      0.2       977      0.2     1,003      0.3       921      0.2       811      0.2
   Automobile and other loans            1,000      0.2       903      0.2       812      0.2       772      0.2       732      0.2
                                      --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
         Total consumer loans           94,338     19.6%   97,483     23.0%   97,830     24.9%   92,997     24.9%   80,129     23.1%
                                      --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
         Total loans receivable        484,407    100.0%  424,233    100.0%  392,891    100.0%  373,579    100.0%  346,754    100.0%
                                      --------  -------  --------  -------  --------  -------  --------  =======  --------  -------

Less:
   Loans in process                     (5,109)            (2,794)            (4,941)            (4,934)            (5,238)
   Deferred loan fees                     (452)              (453)              (544)              (671)              (955)
   Allowance for loan losses            (1,988)            (1,933)            (1,956)            (1,968)            (1,977)
                                      --------           --------           --------           --------           --------
      Total loans receivable net      $476,858           $419,053           $385,450           $366,066           $338,584
                                      ========           ========           ========           ========           ========

      Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2008 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

                                                 Principal Repayments Contractually Due in Year(s) Ended September 30,
                             Principal Balance   ----------------------------------------------------------------------
                              at September 30,                             2011-       2014-       2018-      2023-and
                                    2008           2009        2010        2013        2017        2022      Thereafter
                             -----------------   --------    --------    --------    --------    --------    ----------
                                                                   (In Thousands)
Residential real estate
   loans:
   Single-family                 $ 333,757       $  5,006    $  5,340    $ 18,023    $ 41,052    $ 58,741    $  205,595
   Multi-family                      2,392             36          38         129         294         421         1,474
   Construction                      8,346            125         134         451       1,027       1,469         5,140
Lot loans                            1,167             63          69         236         529         271            --
Mortgage-backed Securities         214,691          3,220       3,650      12,023      27,051      38,000       130,747
Commercial                          44,407          1,599       1,732       6,084      14,077      20,916            --
Consumer and other loans            94,338         11,604      12,453      43,183      21,226       5,873            --
                                 ---------       --------    --------    --------    --------    --------    ----------
      Total(1)                   $ 699,098       $ 21,653    $ 23,416    $ 80,129    $105,256    $125,688    $  342,956
                                 =========       ========    ========    ========    ========    ========    ==========

----------
(1) With respect to the $677.4 million of loans with principal maturities contractually due after September 30, 2009, $661.5 million have fixed rates of interest and $15.9 million have adjustable or floating rates of interest.

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

      The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company. The Company generally does not engage in the purchase of whole loans. The Company did engage in the sale and the acquisition of participations of commercial loans on a limited basis during fiscal year 2008.

      During the years ended September 30, 2008 and 2007, the Company did not sell any loans.

      The Company's total loan originations increased by $21.7 million or 17.7% in fiscal 2008 and increased by $14.6 million or 13.6% in fiscal 2007. Of the $143.6 million and $121.9 million of total loans originated in fiscal 2008 and 2007, respectively, $9.4 million and $5.7 million, respectively, were loans originated to fund multi-family and construction properties, and $67.9 million and $58.6 million, respectively, were loans to acquire residential property. During this period, the Company's originations of consumer loans amounted to $66.3 million and $57.7 million or 46.2% and 47.3% of total loan originations during fiscal 2008 and 2007, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

      The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                Year Ended September 30,
                                                                ------------------------
                                                                  2008            2007
                                                                ---------      ---------
                                                                     (In Thousands)
Real estate loan originations:
   Residential:
   Single-family                                                $  67,873      $  58,562
   Multi-family                                                        --             --
   Construction                                                     9,395          5,719
   Lot loans                                                           --             --
   Commercial                                                      31,764         23,823
                                                                ---------      ---------
      Total real estate loan originations                         109,032         88,104
Consumer loan originations(1)                                      34,584         33,831
                                                                ---------      ---------
      Total loan originations                                     143,616        121,935
Purchases of mortgage-backed securities                            61,835         20,939
                                                                ---------      ---------
      Total loan originations, and purchases                      205,451        142,874

Principal loan and mortgage-backed securities repayments          134,885        135,763
Sales of loans and mortgage-backed securities                       1,268             --
                                                                ---------      ---------
      Total principal repayments and sales                        136,153        135,763
                                                                ---------      ---------
         Net increase in loans and mortgage-backed securities   $  69,298      $   7,111
                                                                =========      =========

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

      In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company's unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2008, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $2.6 million, which did not exceed the Company's loan to one borrower limitation.

      Single Family Residential Real Estate Lending. The Company is permitted to lend up to 97%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the security property. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $417,000 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 80% of the appraised value if the borrower's FICO score is 680 or higher.

      All appraisals and other property valuations are performed by independent fee appraisers approved by the Company's Senior Loan Committee. On all amortizing real estate loans, the Company requires borrowers to obtain title insurance, insuring the Company has a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and insurance premiums as they fall due.

      The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages ("ARMs"), as well as non-conforming and jumbo fixed-rate loans in amounts up to $2.0 million, are held in the portfolio. It is the Company's policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2008, $341.1 million or 48.9% and $2.4 million or 0.3% of the Company's total loan and mortgage-backed securities portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2008, approximately $547.0 million or 90.4% of the Company's total mortgage loans and mortgage-backed securities portfolio consisted of fixed-rate, single-family residential mortgage loans. As of such date, $57.8 million or 9.6% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans and mortgage-backed securities. Most of the Company's residential mortgage loans include "due on sale" clauses.

      During the years ended September 30, 2008 and 2007, the Company originated $13.0 million and $4.6 million of ARM mortgages, respectively. ARMs represented 20.3% and 8.6% of the Company's total mortgage loan portfolio originations in fiscal 2008 and 2007, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company's cost of funds.

      Multi-family Residential Real Estate Lending. Harleysville Savings Bank originates mortgage loans secured by multifamily dwelling units. At September 30, 2008, $2.4 million, or 0.3% of our total loan and mortgage-backed securities portfolio consisted of loans secured by multifamily residential real estate. The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at five- to ten-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At September 30, 2008, the largest such loan had a balance of $529,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

      Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2008, $8.3 million or 1.2% of the total loan and mortgage-backed securities portfolio consisted of construction loans.

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

      The Company also offers mortgage loans on undeveloped single lots held for residential construction. These loans are generally fixed-rate loans with terms not exceeding 15 years; they are not a significant part of the Company's lending activities. Additionally, the Bank has not been active in residential subdivision lending and has no acquisition/development of loans in the portfolio.

      Commercial Real Estate Loans. Harleysville Savings Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2008, $44.4 million, or 6.4% of the Bank's total loan and mortgage-backed securities portfolio consisted of loans secured by commercial real estate properties, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty five years. At September 30, 2008, the largest such loan had a balance of $2.6 million.

      Harleysville Savings Bank generally requires appraisals of the properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by Harleysville Savings Bank and all appraisals are reviewed by management. Harleysville Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property when making decisions on commercial real estate loans.

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

      Consumer and Other Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 46.2% and 47.3% during fiscal 2008 and 2007, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company's consumer loan department offers a variety of loans, including home equity installment loans and lines of credit, vehicle loans, personal loans and lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

      Home equity loans and lines of credit continue to be a popular product and represented $92.4 million or 13.4% of the loan and mortgage-backed securities portfolio at September 30, 2008. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2008, the Company had outstanding 3,022 home equity loans of which 1,800 were installment equity loans and 1,222 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $26.1 million and there was approximately $41.3 million of unused credit available on such loans.

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

      As of September 30, 2008, the Company was servicing $2.9 million of loans for others, which related to loans sold by the Company to the FHLMC and Federal Home Loan Bank of Pittsburgh in the amounts of $17,900 and $2.9 million, respectively. The Company receives a servicing fee of 0.25% on such loans.

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

      All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had no loans outstanding which were recorded as loans accounted for on a non-accrual basis as of the end of fiscal 2007 and one residential mortgage loan totaling $244,000 which was classified as non-accrual at the end of fiscal year 2008.

      If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned ("REO") account until it is sold. When property is acquired, it is recorded at the market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines. The Company had no REO at the end of fiscal 2008 or 2007.

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

                                                      As of September 30,
                                            --------------------------------------
                                             2008     2007    2006    2005    2004
                                            ------   -----   -----   -----   -----
                                                    (Dollars in Thousands)
Residential real estate loans:
   Non-accrual loans                        $  244   $  --   $  --   $  --   $  --
   Accruing loans 90 days overdue              192      --      --     260     291
   Troubled debt restructurings                 --      --      --      --      --
                                            ------   -----   -----   -----   -----
      Total                                    436      --      --     260     291
                                            ------   -----   -----   -----   -----
Commercial loans:
   Non-accrual loans                            --      --      --      --      --
   Accruing loans 90 days overdue              815      --      --      --      --
   Troubled debt restructurings                 --      --      --      --      --
                                            ------   -----   -----   -----   -----
      Total                                    815      --      --      --      --
                                                     -----   -----   -----   -----
Consumer loans:
   Non-accrual loans                            --      --      --      --      --
   Accruing loans 90 days overdue                7      28      18      --      --
   Troubled debt restructurings                 --      --      --      --      --
                                            ------   -----   -----   -----   -----
      Total                                      7      28      18      --      --
                                            ------   -----   -----   -----   -----

Total non-performing loans:
   Non-accrual loans                           244      --      --      --      --
   Accruing loans 90 days overdue            1,014      28      18     260     291
   Troubled debt restructurings                 --      --      --      --      --
                                            ------   -----   -----   -----   -----
      Total                                 $1,258   $  28   $  18   $ 260   $ 291
                                            ------   =====   =====   =====   =====

Total non-performing loans to total loans      .26%    n/m*    n/m*    .07%    .09%
Total real estate owned, net of related
   reserves                                     --      --      --      --      --
Total non-performing loans and other real
   estate owned to total assets               n/m*     n/m*    n/m*    .03%    .04%

* Not material

      Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company has recorded a provision for general loan losses totaling $85,000 in fiscal 2008, due to the increase in unemployment trends and decline in property values reflecting an instability in the economy. The Company did not record a provision for general loan losses in fiscal 2007 due to the overall performance of the loan portfolio and management's assessment of the overall adequacy of the allowance for loan losses. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

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

      The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                Year Ended September 30,
                                                ---------------------------------------------------------
                                                   2008        2007       2006        2005        2004
                                                ---------   ---------   ---------   ---------   ---------
                                                                     (In Thousands)
Total loans outstanding at end of period          484,407     424,233     392,892     373,580     346,754
Average loans outstanding                         454,320     408,563     383,236     360,167     327,720

Allowances at beginning of year                 $   1,933   $   1,956   $   1,968   $   1,977   $   1,991
Provision for loan loss                                85          --          --          --          --
Charge-offs:
   Single family                                       --          --          --          --          --
   Multi family                                        --          --          --          --          --
   Construction                                        --          --          --          --          --
   Commercial                                          --          --          --          --          --
   Home equity                                        (13)         (1)         --          --         (15)
   Consumer non-real estate                           (27)        (35)        (20)        (14)         --
                                                ---------   ---------   ---------   ---------   ---------
      Total charge-offs                               (40)        (36)        (20)        (14)        (15)
Recoveries of loans previously charged off             10          13           8           5           1
                                                ---------   ---------   ---------   ---------   ---------
Allowance for loan losses, end of period        $   1,988   $   1,933   $   1,956   $   1,968   $   1,977
                                                =========   =========   =========   =========   =========
Allowance for loan losses as a percent non-
   performing loans                                158.03%   6,903.57%  10,866.67%     756.92%     679.38%
Ratio of net charge-offs during the period to
   average loans outstanding during the
   period                                            0.01%       0.01%       0.00%       0.00%       0.00%

     The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                                       As of September 30,
                            -------------------------------------------------------------------------------------------------------
                                   2008                  2007                 2006                 2005                2004
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                         Loan                 Loan                 Loan                 Loan                 Loan
                                       Category             Category             Category             Category             Category
                             Amount     as a %    Amount     as a %    Amount     as a %    Amount     as a %    Amount     as a %
                               of      of total     of      of total     of      of total     of      of total     of      of total
                            Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance    Loans   Allowance   Loans
                            ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                    (Dollars in Thousands)
Single-family               $     543      68.8% $     304      71.3% $     285      72.1% $     300      71.8% $     302      73.9%
Commercial real estate and
   multi family residential       486       9.7        236       4.2         49       0.9         46       1.0         22       0.5
Construction                       13       1.7          9       1.4         10       1.8         11       2.0         12       2.3
Lot loan                            3       0.2          1       0.1          2       0.2          2       0.2          1       0.2
Installment equity loans           99      13.7        115      17.5        107      17.9        100      16.0         69      13.3
Line of credit loans              103       5.5        125       5.1        133       6.6        143       8.6        138       9.4
Savings account loans               1       0.2          1       0.2          1       0.3          1       0.2          1       0.2
Automobile and other loans         19       0.2         17       0.2         15       0.2         14       0.2         13       0.2
Unallocated                       721        --      1,125        --      1,354        --      1,351        --      1,419        --
                            ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------

      Total                 $   1,988     100.0% $   1,933     100.0% $   1,956     100.0% $   1,968     100.0% $   1,977     100.0%
                            =========  ========  =========  ========  =========  ========  =========  ========  =========  ========

     The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Investment Activities

     The Company's investment portfolio consists primarily of United States government agency mortgage-backed securities and debt obligations of United States government agencies. The other investments include tax-exempt municipal obligations, money market mutual funds, and stock of the FHLB of Pittsburgh. The Company has primarily invested in instruments that reprice within five years; the amount of such investments as of September 30, 2008 was $49.5 million.

     As of September 30, 2008, the Company had $214.7 million of mortgage-backed securities, invested in Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") backed securities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are an instrumentality of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company's loan portfolio.

     The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investments in FHLB stock at the dates indicated.

                                                                                September 30,
                                                      ------------------------------------------------------------------
                                                              2008                   2007                   2006
                                                      --------------------   --------------------   --------------------
                                                      Amortized     Fair     Amortized     Fair     Amortized     Fair
                                                         Cost       Value       Cost       Value       Cost      Value
                                                      ---------   --------   ---------   --------   ---------   --------
                                                                                (In thousands)
Mortgage-backed securities                            $ 214,691   $212,572   $ 193,660   $189,430   $ 222,314   $214,733
U.S. government and agency
   Obligations                                           54,314     54,076      83,155     82,834      86,503     85,173
Municipal securities                                     24,940     24,897      25,538     26,472      24,596     26,075
Equity securities                                           842        842       1,334      1,334         997        997
Mutual Funds                                                 12         12         576        576       7,110      7,110
FHLB stock                                               16,574     16,574      14,140     14,140      15,499     15,499
                                                      ---------   --------   ---------   --------   ---------   --------

Total investment and mortgage-backed securities and
   FHLB stock                                         $ 311,373   $308,973   $ 318,403   $314,786   $ 355,019   $349,587
                                                      =========   ========   =========   ========   =========   ========

     The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2008. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                   Amounts at September 30, 2008 Which Mature in
                              --------------------------------------------------------------------------------------
                                                    Over One                Over
                                                      Year                  Five
                                         Weighted   Through    Weighted    Through   Weighted     Over      Weighted
                              One year    Average     Five      Average      Ten     Average       Ten      Average
                              Or less      Yield     Years       Yield      Years     Yield       Years      Yield
                              --------   --------   --------   --------   --------   --------   ---------   --------
                                                               (Dollars in Thousands)
Bonds and other
   Debt securities:
      Mortgage-backed
      securities              $  3,517      3.96%   $ 27,149       4.32%  $ 27,590       4.37%  $ 156,435       5.07%
      U.S. government
         agency obligations         --         --      5,000       4.21%     2,000       4.46%     47,314       5.93%
      Municipal securities          --         --         --         --      2,231       5.63%     22,708       5.07%
                              --------   --------   --------   --------   --------   --------   ---------   --------
         Total                $  3,517       3.96%  $ 32,149       4.30%  $ 31,821       4.47%  $ 226,458       5.25%
                              ========   ========   ========   ========   ========   ========   =========   ========

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

     Deposits. The Company has a number of different programs designed to attract both short-term and long-term deposits from the general public by providing an assortment of accounts and rates consistent with FDIC regulations. These programs include passbook and club savings accounts, NOW and regular checking accounts, money market deposit accounts, retirement accounts, certificates of deposit ranging in terms from 90 days to 60 months and jumbo certificates of deposit in denominations of $100,000 or more. The interest rates on the Company's various accounts are determined weekly by the Interest Rate
Risk Management Officer based on reports prepared by members of senior management. The Company attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area.

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

                                                       As of September 30,
                                         -----------------------------------------------
                                                  2008                     2007
                                         ----------------------   ----------------------
                                                     Percent of               Percent of
                                           Amount     Deposits      Amount     Deposits
                                         ---------   ----------   ---------   ----------
                                                      (Dollars in Thousands)
Passbook and club accounts               $   2,641          0.7%  $   2,864          0.7%
NOW and interest-bearing checking
   accounts                                 42,203          9.9      39,460          9.3
Non-interest-bearing checking
   accounts                                 10,964          2.6      11,741          2.9
Money market demand accounts                50,928         12.0      50,966         12.0
Certificates of deposit:
         3 month                               584          0.1         703          0.2
         6 month                             1,840          0.4       2,697          0.6
         7 month                            69,257         16.4      41,186          9.7
         9 month                            15,488          3.6      55,684         13.1
         12 month                           19,327          4.5       6,269          1.5
         15 month                            6,113          1.4      10,989          2.6
         17 month                           40,895          9.6      56,257         13.3
         18 month                           14,039          3.3       4,336          1.0
         20 month                           18,811          4.4         971          0.2
         24 month                            3,037          0.7       2,576          0.6
         27 month                              582          0.1         728          0.2
         36 month                           30,048          7.1       5,099          1.2
         48 month                           33,636          7.9      60,381         14.2
         60 month                            8,591          2.0      15,464          3.6
         Other                                 203          0.0         204          0.0
Retirement accounts:
   Money market deposit accounts             1,076          0.3         860          0.2
   Certificates of deposit                  55,250         13.0      54,600         12.9
                                         ---------   ----------   ---------   ----------
      Total deposits                     $ 425,513        100.0%  $ 424,035        100.0%
                                         =========                =========

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

      The following table presents certain information concerning the Company's deposit accounts as of September 30, 2008 and the scheduled quarterly maturities of its certificates of deposit.

                                                                                 Weighted
                                                            Percentage of         Average
                                                  Amount    Total Deposits     Nominal Rate
                                                ---------   --------------   ----------------
                                                             (Dollars in Thousands)
Passbook and club accounts                      $   2,641              0.6%              1.00%
NOW and interest-bearing checking accounts         42,203              9.9               0.83
Non-interest-bearing checking accounts             10,963              2.6               0.00
Money market deposits accounts(1)                  52,005             12.2               1.47
                                                ---------   --------------   ----------------
      Total                                     $ 107,812             25.3%              1.06%
                                                =========   ==============   ================

Certificate accounts maturing by quarter:
   December 31, 2008                            $  91,899             21.6%              3.56%

   March 31, 2009                                  69,615             16.5               3.31
   June 30, 2009                                   26,572              6.2               3.08
   September 30, 2009                              20,804              4.9               3.13
   December 31, 2009                               16,356              3.8               3.10

   March 31, 2010                                  26,974              6.3               3.70
   June 30, 2010                                    3,183              0.7               3.28
   September 30, 2010                               1,975              0.5               3.81
   December 31, 2010                                1,425              0.3               4.28

   March 31, 2011                                   1,794              0.4               4.17
   June 30, 2011                                   10,857              2.6               3.92
   September 30, 2011                              25,272              6.0               3.95

Thereafter                                         20,975              4.9               3.81
                                                ---------   --------------   ----------------
Total certificate accounts(1)                     317,701             74.7               3.49
                                                ---------   --------------   ----------------
      Total deposits                            $ 425,513            100.0%              2.87%
                                                =========   ==============   ================

----------
(1)   Includes retirement accounts.

      Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $208.9 million of certificates of deposit which mature during the 12 months ending September 30, 2009.

      The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                       Year Ended September 30,
                                                       ------------------------
                                                          2008          2007
                                                       ------------------------
                                                             (In Thousands)
Decrease before interest credited                      $  (13,740)  $   (19,514)
Interest credited                                          15,218        14,295
                                                       ----------   -----------
   Net deposit increase (decrease)                     $    1,478   $    (5,219)
                                                       ==========   ===========

      The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2008 which mature during the periods indicated.

                                                         Amounts at September 30, 2008 Maturing
                                                    ------------------------------------------------
                                        As of
                                    September 30,    One Year
                                        2008         or Less    Two Years   Three Years   Thereafter
                                    -------------   ---------   ---------   -----------   ----------
                                                             (In Thousands)
Certificate accounts:
   0.01% to 2.00%                   $         996   $     964   $      32   $        --   $       --
   2.01% to 4.00%                         223,768     137,686      34,344        34,963       16,775
   4.01% to 6.00%                          92,937      70,239      14,113         4,385        4,200
                                    -------------   ---------   ---------   -----------   ----------

Total certificate accounts(1)       $     317,701   $ 208,889   $  48,489   $    39,348   $   20,975
                                    =============   =========   =========   ===========   ==========

----------
(1)   Includes retirement accounts.

      The following table sets forth the maturity of our certificates of deposit of $100,000 or more at September 30, 2008, by time remaining to maturity.

                             At September 30, 2008
  ---------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                   Quarter Ending:                       Amount       Rate
  -------------------------------------------------    ----------------------
                                                       (Dollars in Thousands)

  December 31, 2008                                    $  16,015         3.44%
  March 31, 2009                                          14,666         2.98%
  June 30, 2009                                            4,278         3.03%
  September 30, 2009                                       3,414         3.14%
  After September 30, 2009                                15,056         3.90%
                                                       ---------   ----------
     Total certificates of deposit with balances of
        $100,000 or more                               $  53,429         3.39%
                                                       =========   ==========

      Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At September 30, 2008, the Bank had advances with maturities of one year or less totaling $35.9 million at an interest rate of 3.18% and FHLB advances with maturities of 13 months to 10 years totaling $262 million at interest-rates ranging from 2.05% to 5.60%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million at interest-rates ranging from 3.50% to 4.55%.

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

                                             September 30,
                              -------------------------------------------
                                      2008                   2007
                              --------------------   --------------------
                                          Weighted               Weighted
                                           Average               Average
                               Balance      Rate      Balance      Rate
                              ---------   --------   ---------   --------
                                         (Dollars In Thousands)
      Advances                $ 347,846       4.12%  $ 298,609       4.65%

      The  following  table  sets  forth  certain  information   concerning  the
short-term borrowings of the Company for the periods indicated.

                                                        Year Ended September 30,
                                                        ------------------------
                                                           2008         2007
                                                        ----------   ----------
                                                             (In Thousands)
Advances :
   Average balance outstanding                          $   16,934   $   48,172
   Maximum amount outstanding at any
      month-end during the period                       $   39,000   $   67,400
   Weighted average interest rate during the period           2.96%        5.36%

Employees

      The Company had 71 full-time employees and 46 part-time employees as of September 30, 2008. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

      The references to laws and regulations which are applicable to the Company and the Bank set forth below and elsewhere herein are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Regulation of the Company

      General. The Company is a registered bank holding company pursuant to the Bank Holding Company Act ("BHCA") and, as such, is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.

      BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required; however, for a bank holding company already lawfully owning or controlling more than 50% of the voting shares of a bank to acquire additional shares of such bank.

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA permits a bank holding company to elect to be considered a financial holding company ("FHC"). A bank holding company that makes an FHC election is permitted to engage in activities that are financial in nature or incidental to such financial activities. The BHCA lists certain activities that are considered financial in nature and permits the Federal Reserve Board to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making; (2) insurance underwriting; (3) merchant banking; and (4) insurance company portfolio investments. The Company has not made the FHC election.

      The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto. However, under the BHCA certain of these activities are permissible for a bank holding company that becomes an FHC.

      Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings bank to an affiliate.

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

      Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. Section 18 of the Federal Deposit Insurance Act ("FDIA") describes the circumstances under which a Federal banking agency would be protected from a claim by an affiliate or a controlling shareholder of an insured depository institution seeking the return of assets of such an affiliate or controlling shareholder. Under that provision, a claim would not be permitted if (1) the insured depository institution was under a written Federal directive to raise capital, (2) the institution was undercapitalized, and (3) the subject Federal banking agency followed the procedures set forth in Section 5(g) of the BHCA.

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Regulation of the Bank

      General. The Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and its operations.

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

      Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has not "opted out" of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department. The Interstate Act also allows a state to permit out-of-state banks to establish and operate new branches in this state. Pennsylvania law permits an out of state banking institution to establish a branch office in Pennsylvania only if the laws of the state where that institution is located would permit an institution chartered under the laws of Pennsylvania to establish and maintain a branch in such other state on substantially the same terms and conditions.

      FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. Insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital: "well capitalized," "adequately capitalized," and "undercapitalized." There are also three supervisory groups generally based on an institution's CAMEL-composite rating. Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for well-capitalized healthy institutions, such as the Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of 2008 was .0028% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2008, the Bank's regulatory capital exceeded all of its capital requirements.

      On October 16, 2008, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2008, the Bank met each of its capital requirements.

      Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the
FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At September 30, 2008, the Bank was in the "well capitalized" category.

      The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

      Loans-to-One Borrower Limitation. With certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its capital account.

      Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

      Pursuant to FDIC regulations promulgated under Section 24 of the FDIA, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank's subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. As of September 30, 2008, $842,000 was invested by HARL, LLC in such equity securities.

      Regulatory Enforcement Authority. FIRREA included substantial enhancement to the enforcement. Federal banking regulators have substantial enforcement authority over the financial institutions that they regulate including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Except under certain circumstances, federal law requires public disclosure of final enforcement actions by the federal banking agencies.

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

      Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2008 and 2007 includes approximately $1.3 million representing bad debt deductions for which no deferred income taxes have been provided.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2008, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Subsidiary

      The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2008 amounted to approximately $159.2 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC ("FFS") and HARL, LLC. FFS was established to engage in the sale of insurance products through a third party. HARL, LLC was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

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

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

      Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund's loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

      On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely effected.

      In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the

Emergency Economic Stabilization Act of 2008 ("EESA"). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury has determined not to purchase troubled assets under the program.

      As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program that gives the Federal Deposit Insurance Corporation the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program but will participate in the Temporary Liquidity Guarantee Program.

      The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Company and the Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely effected.

Item 1B. Unresolved Staff Comments.
----------------------------------

      Not applicable.

Item 2. Properties.
------------------

      As of September 30, 2008, the Company conducted its business from its main office in Harleysville, Pennsylvania and five other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

                                                                         Net Book Value of
                                                         Lease         Property and Leasehold
                                          Owned or     Expiration         Improvements at
  County               Address             Leased         Date           September 30, 2008      Deposits
----------   --------------------------   --------   ---------------   ----------------------   ----------
                                                                                  (In Thousands)
Montgomery   1889 Ridge Pike
             Royersford, Pennsylvania      Owned           --                  $ 3,152          $   17,976
Montgomery   271 Main Street
             Harleysville, Pennsylvania    Owned           --                    1,089             148,400
Montgomery   640 East Main Street
             Lansdale, Pennsylvania        Leased      May 2043(1)                 854              42,312
Montgomery   1550 Hatfield Valley Road
             Hatfield, Pennsylvania        Leased    January 2064(1)               855              79,334
Montgomery   2301 West Main Street
             Norristown, Pennsylvania      Owned           --                      507              83,920
Montgomery   3090 Main Street
             Sumneytown, Pennsylvania      Owned           --                      281              53,571
                                                                               -------          ----------
          Total                                                                $ 6,738          $  425,513
                                                                               =======          ==========

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

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------
      Not Applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity,  Related  Stockholder Matters
--------------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities.
        -----------------------------------------

      (a) The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 12 hereof.

      Harleysville Savings Financial Corporation's Common Stock is listed on the Nasdaq Global Market under the symbol "HARL". The Common Stock was issued at an adjusted price of $1.45 per share in connection with the Company's conversion from mutual to stock form and the Common Stock commenced trading on the NASDAQ Stock Market on September 3, 1987. Prices shown below reflect the prices reported by the NASDAQ Stock Market during the indicated periods. The closing price of the Common Stock on September 30, 2008 was $12.57 per share. There were 3,567,934 shares outstanding as of September 30, 2008, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

                                                           Cash Dividends
        For The Quarter Ended    High      Low     Close      Declared
        ---------------------   ------   ------   ------   --------------

        September 30, 2008      $13.50   $10.70   $12.57        $0.18
        June 30, 2008            14.31    11.85    11.85         0.17
        March 31, 2008           13.99    10.55    13.50         0.17
        December 31, 2007        14.69    12.00    12.50         0.17

        September 30, 2007       16.72    13.30    13.71         0.17
        June 30, 2007            17.59    16.00    16.20         0.17
        March 31, 2007           19.25    16.02    16.75         0.17
        December 31, 2006        19.93    15.60    18.48         0.17

      (b)   Not applicable.

      (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of Common Stock of the Company during the fourth quarter of fiscal 2008.

                                                        Total Number of
                                                      Shares Purchased as       Maximum Number of
                          Total Number     Average      Part of Publicly      Shares that May Yet Be
                            of Shares    Price Paid    Announced Plans or   Purchased Under the Plans
        Period              Purchased     per Share         Programs              or Programs(1)
-----------------------   ------------   ----------   -------------------   -------------------------
July 1-31, 2008 .......             --   $       --            --                     66,351
August 1-31, 2008 .....             --           --            --                     66,351
September 1-30, 2008 ..             --           --            --                     66,351
                          ------------   ----------          ----                     ------
   Total ..............             --   $       --            --                     66,351
                          ============   ==========          ====                     ======

----------
(1) On June 20, 2007, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of Common Stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6. Selected Financial Data.
-------------------------------

Selected Balance Sheet Data:
(Dollars in thousands, except per share data)

                                                                 As of September 30,
                                                -----------------------------------------------------
                                                  2008       2007       2006       2005       2004
-----------------------------------------------------------------------------------------------------
Total Assets                                    $825,675   $773,544   $775,638   $766,990   $718,232
Mortgage-backed securities held to maturity      213,933    192,842    219,494    263,964    261,292
Mortgage-backed securities available-for-sale        758        818        820      1,045      3,795
Consumer loans receivable                        434,439    405,672    386,486    368,034    340,561
Commercial loans                                  44,407     15,314        920         --         --
Allowance for loan losses                          1,988      1,933      1,956      1,968      1,977
Investment securities held to maturity            79,254    108,693    111,099     87,364     68,162
Investment securities available-for-sale             854      1,910      8,108      2,835      7,715
Other investments (1)                             25,948     22,457     25,549     23,971     19,903
Deposits                                         425,513    424,035    429,254    418,980    405,231
FHLB advances and other borrowings               347,846    298,609    294,611    297,268    265,953
Total stockholders' equity                        47,209     47,041     48,471     47,576     44,313
Book value per share (3)                           13.23      12.65      12.59      12.20      11.56

Selected Operations Data:

                                                              Year Ended September 30,
                                                -----------------------------------------------------
                                                  2008       2007       2006       2005       2004
-----------------------------------------------------------------------------------------------------
Interest income                                 $ 43,076   $ 40,289   $ 39,091   $ 35,902   $ 32,636
Interest expense                                  29,016     28,806     26,366     22,747     20,391
                                                --------   --------   --------   --------   --------

Net interest income                               14,060     11,483     12,725     13,155     12,245
Provision for loan losses                             85         --         --        (40)        --
                                                --------   --------   --------   --------   --------
Net interest income after provision
   for loan losses                                13,975     11,483     12,725     13,195     12,245

Gain (loss) on impairment of securities
   and sales of loans and securities                (179)       160         27        115        326
Other income                                       1,909      1,730      1,273      1,351      1,282
Other expense                                     10,094      9,216      8,568      7,965      7,399
                                                --------   --------   --------   --------   --------

Income before taxes                                5,611      4,157      5,457      6,696      6,454
Income tax expense                                 1,232        911      1,255      1,693      1,604
                                                --------   --------   --------   --------   --------

Net income                                      $  4,379   $  3,246   $  4,202   $  5,003   $  4,850
                                                ========   ========   ========   ========   ========

Earnings per share - basic (3)                  $   1.20   $   0.85   $   1.09   $   1.29   $   1.28
Earnings per share - diluted (3)                    1.20       0.83       1.08       1.27       1.25
Dividends per share (3)                              .69       0.68       0.64       0.58       0.48

Selected Other Data:

                                                              Year Ended September 30,
                                                -----------------------------------------------------
                                                  2008       2007       2006       2005       2004
-----------------------------------------------------------------------------------------------------
Return on average assets (2)                        0.54%      0.42%      0.55%      0.67%      0.70%
Return on average equity (2)                        9.42%      6.71%      8.76%     10.91%     11.44%
Dividend payout ratio                              57.26%     80.02%     58.72%     44.96%     37.56%
Average equity to average assets (2)                5.76%      6.13%      6.21%      6.19%      6.12%
Interest rate spread (2)                            1.57%      1.39%      1.51%      1.65%      1.64%
Net yield on interest-earning assets (2)            1.79%      1.58%      1.71%      1.82%      1.80%
Ratio of non-performing assets to
   total assets at end of period                    0.15%      0.00%      0.00%      0.03%      0.04%
Ratio of interest-earning assets to
   Interest-bearing liabilities at end of
   period                                          105.9%     104.7%     105.6%     105.4%     105.6%
Full service banking offices at
   end of period                                       6          6          6          5          5

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

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        -------------

      The following discussion is intended to assist in understanding our financial condition, and the results of operations for Harleysville Savings
Financial Corporation, and its subsidiary Harleysville Savings Bank, for the fiscal years ended September 30, 2008 and 2007. The information in this section should be read in conjunction with the Company's financial statements and the accompanying notes included elsewhere herein.

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

      Investment Securities Impairment Valuation. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      The Company's total assets at September 30, 2008, amounted to $825.7 million, compared to $773.5 million as of September 30, 2007. The increase in assets was primarily due to the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $57.8 million. In addition, there was an increase in Federal Home Loan Bank stock and cash equivalents of $2.4 million and $1.1 million, respectively. These increases were offset by a decrease in mortgage-backed and investment securities of approximately $9.5 million. Total liabilities at September 30, 2008 were $778.5 million compared to $726.5 million at September 30, 2007. The increase in liabilities was due to an increase in long-term borrowing and deposits of $58.9 million and $1.5 million, respectively. This increase was offset by a decrease in short-term borrowing of $9.7 million. Stockholder's equity totaled $47.2 million as of September 30, 2008, compared to $47.0 million at September 30, 2007.

      During fiscal 2008, net interest income after provision for loan losses increased $2.5 million or 21.7% from prior fiscal year. This increase was the result of an 8.29% increase in the average interest-earning assets which was offset by a 7.08% increase in average interest-bearing liabilities, and an increase in the interest rate spread from 1.39% in fiscal year 2007 to 1.57% in fiscal year 2008. Earnings for fiscal 2008 were $4.4 million compared to $3.2 million for fiscal year ended 2007. The Company's return on average assets (net income divided by average total assets) was .54% during fiscal 2008 compared to ..42% during fiscal year 2007. Return on average equity (net income divided by average equity) was 9.42% during fiscal year 2008 compared to 6.71% in fiscal year 2007. This increase in return on average assets and return on average equity during the two-year period was a direct result of the growth in the balance sheet.

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

                                                                For The Year Ended September 30,
                                     -------------------------------------------------------------------------------------------
                                                 2008                          2007                            2006
                                     -----------------------------  -----------------------------  -----------------------------
                          As of
                          Sept. 30,
                          2008
                          --------
                                      Average             Yield/                         Yield/     Average             Yield/
                            Rate      Balance  Interest    Rate      Balance  Interest    Rate      Balance   Interest   Rate
                          ---------  --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
                                                                     (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans (2)(3)       5.87% $ 320,925 $  19,043      5.93% $ 294,014 $  17,270      5.87% $ 277,359 $  16,101      5.81%
   Mortgage-backed
     securities                4.86%   211,563    10,088      4.77%   204,546     9,339      4.57%   241,751    10,801      4.47%
   Commercial                  6.45%    26,492     1,799      6.79%     8,839       674      7.63%        --        --        --
   Consumer and other
     loans(3)                  5.83%   108,747     5,719      5.26%    96,481     6,035      6.37%    94,987     5,675      5.97%
   Investments                 4.81%   119,133     6,427      5.39%   122,748     6,971      5.68%   130,424     6,514      4.99%
                          ---------  --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
Total interest-earning
  assets                       5.48%   786,860    43,076      5.47%   726.627    40,289      5.54%   744,522    39,091      5.25%
                          ---------  --------- --------- ---------  --------- --------- ---------  --------- --------- ---------

Interest-bearing
  liabilities:
   Savings and money
     market                    1.45%    54,669     1,189      2.17%    58,503     1,552      2.65%    62,315       712      1.14%
   Checking                    0.83%    42,832       367      0.86%    51,198       506      0.97%    36,130       352      0.97%
   Certificate of deposit      3.49%   329,405    13,662      4.15%   307,567    13,414      4.36%   320,061    12,101      3.78%
                          ---------  --------- --------- ---------  --------- --------- ---------  --------- ---------
Total deposits                 2.95%   426,906    15,218      3.56%   418,268    15,472      3.70%   418,506    13,165      3.15%

Borrowings                     4.12%   315,935    13,798      4.37%   275,429    13,334      4.84%   286,500    13,201      4.61%
                          ---------  --------- --------- ---------  --------- --------- ---------  --------- ---------

Total interest-bearing
  liabilities                  3.48%   742,841    29,016      3.90%   693,697    28,806      4.15%   705,006    26,366      3.74%
                          ---------  --------- --------- ---------  --------- --------- ---------  --------- --------- ---------

Net interest income/
   interest rate spread        2.00%           $  14,060      1.57%           $  11,483      1.39%           $  12,725      1.51%
                          =========            ========= =========            =========  =========           ========= =========

Net interest-earning
   assets/net yield
   on interest-earning
   assets(1)                         $  44,019                1.79% $  32,930                1.58% $  39,516                1.71%
                                     =========           =========  =========           =========  =========           =========

Ratio of interest-earning
   assets to interest-
   bearing liabilities                                       105.9%                         104.7%                         105.6%
                                                         =========                      =========                      =========
----------

(1) Net interest income divided by average interest-earning assets.

(2) Loan fee income is immaterial to this analysis.

(3) There was one non-accruing loan totaling $244,000 at September 2008, and there were no non-accruing loans at September 2007.

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

                                                  Fiscal 2008 Compared          Fiscal 2007 Compared
                                                     to Fiscal 2007                to Fiscal 2006
                                                  Increase (Decrease)           Increase (Decrease)
                                              ---------------------------   ---------------------------
(In Thousands)                                 Volume     Rate     Total     Volume     Rate     Total
                                              -------   -------   -------   -------   -------   -------
Interest income on interest-earning assets:
   Mortgage loans (1)                         $ 1,595       178   $ 1,773   $   976       193   $ 1,169
   Mortgage-backed securities                     327       422       749    (1,694)      232    (1,462)
   Commercial                                   1,206       (81)    1,125       673        --       673
   Consumer and other loans (1)                   713    (1,029)     (316)      (30)      390       360
   Interest and dividends on Investments         (201)     (343)     (544)     (398)      856       458
                                              -------   -------   -------   -------   -------   -------

      Total                                     3,640      (853)    2,787      (473)    1,671     1,198
                                              -------   -------   -------   -------   -------   -------

Interest expense on interest-bearing
liabilities:
   Deposits                                       312      (566)     (254)       (7)    2,314     2,307
   Borrowings                                   1,846    (1,382)      464      (521)      654       133
                                              -------   -------   -------   -------   -------   -------

      Total                                     2,158    (1,948)      210      (528)    2,968     2,440
                                              -------   -------   -------   -------   -------   -------

Net change in net interest income             $ 1,482   $ 1,095   $ 2,577   $    55   $(1,297)  $(1,242)
                                              =======   =======   =======   =======   =======   =======

--------
(1) There was one non-accruing loan totaling $244,000 at September 2008, and there were no non-accruing loans at September 2007.

Net Interest Income

      Net interest income after provision for loan losses increased by $2.5 million or 21.7% in fiscal 2008, and decreased by $1.2 million or 9.76% in fiscal 2007 over the prior period. The increase in the net interest income after provision for loan losses in fiscal 2008 was due to a increase in the interest rate spread between interest bearing assets and interest earning liabilities and the growth in the balance sheet. The driving factors are further explained below in Interest Income and Interest Expense.

Interest Income

      Interest income on mortgage loans increased by $1.8 million or 10.3% in fiscal 2008 and increased by $1.2 million or 7.3% in fiscal 2007 from the prior year. During fiscal 2008, the average balance of mortgage loans increased $26.9 million or 9.2% and the yield increased by 6 basis points. The combined increase in yield on mortgage loans and the higher loan volume increased income for the period. During fiscal 2007, the average balance of mortgage loans increased $16.7 million or 6.0% and the yield increased by 6 basis points. The increase in volume and yield during 2007 increased income for the period. The majority of loans during both years were fixed rate mortgages. The increase in interest income on mortgage-backed securities during fiscal 2008 reflected an increase of $7.0 million or 3.43% in the average balance. In addition, there was an increase in yield earned by 20 basis points during fiscal 2008. During fiscal 2007, the decrease in interest income on mortgage-backed securities reflected a decrease of $37.2 million or 15.4% in the average balance. There was, however, an increase in yield earned by 10 basis points during fiscal 2007. In 2008, the decrease in interest income on consumer and other loans reflected a decrease in the yield of 100 basis points, in spite of the average balance increase of $12.3 million or 12.7%. In 2007, the increase in interest income on consumer and other loans reflected an increase of $1.5 million or 1.6% in the average balance. This increase is primarily due to an increase in the average yield to 6.4%. The increase in interest income on commercial loans during fiscal 2008 reflected an increase of $17.7 million in average balance in spite of the decrease in yield to 6.79%. During fiscal 2007, the average growth of commercial loans was $8.8 million.

      Interest and dividends on investments decreased by $544,000 or 7.8% in fiscal 2008 over the prior year. Interest and dividends on investments increased by $457,000 or 7.0% in fiscal 2007 over the prior year. During fiscal 2008, the decrease resulted from a 29 basis point decrease in yield, and the redundant average balance of investments decreased $3.6 million or 2.9%. During fiscal 2007, the increase resulted from a 69 basis point increase in yield, even though the average balance of investments decreased $7.7 million or 5.9%. The decrease in the average balance in 2008 reflects funds that were redeployed from normal cash flows to commercial and residential lending. The decrease in the average balance in 2007 reflects funds that were redeployed from normal cash flows to pay down borrowings.

Interest Expense

      Interest expense on deposits decreased $254,000 or 1.6% in fiscal 2008 and increased by $2.3 million or 17.5% in fiscal 2007 as compared to the prior year. In fiscal 2008, the average balance of deposits increased by $8.6 million or 2.1% with a 14 basis point decrease in the average rate paid. In fiscal 2007, the average balance of deposits decreased $238,000 or 0.1% with a 55 basis point increase in the average rate paid. The decrease in the average balance reflects additional competition in a challenging rate environment. The average rate paid on deposits was 3.56% for the year ended September 30, 2008, compared to 3.70% for the year ended September 30, 2007. The average rate paid on deposits is a direct reflection of the falling interest rate environment.

      Interest expense on borrowings increased by $464,000 or 3.5% in fiscal 2008 and increased by $133,000 or 1.0% in fiscal 2007 as compared to the prior year. The increase in 2008 was the result of an increase in the average balance in borrowings of $40.5 million or 14.7% offset by a decrease in the average rate paid to 4.4%. Even though there was a decrease in the average balance of borrowings of $11.1 million or 3.9%, the increase in the average rate paid of 23 basis points increased the interest expense in 2007.

Borrowings were primarily obtained during fiscal 2008 and 2007 to fund the purchase of mortgage-backed securities and to originate long-term fixed-rate mortgages. Long-term FHLB advances were used to match the expected maturity terms of these mortgage products.

Provision for Loan Losses

      Management establishes reserves for losses on loans when it determines that losses are probable. The adequacy of loan loss reserves is based upon a regular monthly review of loan delinquencies and "classified assets", as well as local and national economic trends. The allowance for loan losses totaled $2.0 million and $1.9 million at September 30, 2008 and 2007 or 0.4% and 0.5% of total loans at September 30, 2008 and 2007, respectively. The Company has recorded a provision for general loan losses totaling $85,000 in fiscal 2008, due to the increase in unemployment trends and declines in property values reflecting an instability in the economy. Due to the Company's loan portfolio status and its analysis of quantitative and qualitative factors, no provision was made in fiscal 2007.

Other Income

      The Company's total other operating income decreased to $1.7 million in fiscal 2008 and increased to $1.9 million in fiscal 2007 compared to the prior year. The decrease in 2008 was primarily due to an other than temporary impairment of equity securities of $252,000. The increase in 2007 was primarily attributed to a gain on the sale of investments and mortgage backed securities available for sale of $160,000 in fiscal 2007.

      Customer service fees were $633,000 and $564,000 in 2008 and 2007, respectively. The increases were due to more NFS fees during the periods.

      Bank Owned Life Insurance ("BOLI") income was $499,000 and $475,000 in 2008 and 2007, respectively.

      Other income, which consists primarily of loan servicing fees, the sale of non-deposit products and insurance commissions, increased by $86,000 or 12.4% during fiscal 2008. During fiscal 2007, other income increased by $223,000 or 47.5% during fiscal year 2007. The fees, which comprise other income, are set by the Company at a level, which is intended to cover the cost of providing the related services and expenses to customers and employees.

Other Expenses

      Salaries and employee benefits increased by $775,000 or 15.6% in fiscal 2008 and by $365,000 or 7.9% in fiscal 2007 as compared to prior fiscal year. The increased expenses of salaries and employee benefits during the periods are attributable to the increased staffing, normal growth, normal salary increases and increased employee benefit expenses. The Company anticipates increases in salaries and employee benefits in fiscal year 2009 due to additional staffing needs of opening a branch, normal salary increases and stock option expense.

      Occupancy and equipment expense decreased by $17,000 or 1.5% in fiscal 2008 and increased by $154,000 or 15.9% in fiscal 2007 as compared to the prior fiscal year. Data processing costs increased by $23,000 in fiscal 2008 and decreased by $11,000 in fiscal 2007. The increase in occupancy and equipment expenses was attributable to the normal activity of the Company.

      The Company anticipates additional increases in occupancy and equipment expenses due to opening of a new branch, normal growth, normal technology needs and inflationary effects in fiscal year 2009.

      The Company anticipates an increase in the FDIC insurance premiums in 2009. See "Risk Factors - Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings" in Item 1A.

      Other expenses, which consist primarily of advertising expenses, directors' fees, ATM network fees, professional fees, checking account costs, stockholders expense, and insurance premiums, increased by $93,000 or 3.7% in fiscal 2008 and increased by $142,000 or 6.0% in fiscal 2007 over the prior respective fiscal years. The increases in other expenses are primarily attributable to a additional commercial lending and business deposits in 2008, as well as additional legal and auditing expenses.

Income Taxes

      The Company recorded income tax provisions of $1.2 million and $911,000 for fiscal years 2008 and 2007, respectively. The primary reason for the increase in the income tax provision in fiscal 2008 and 2007 was an increase in pretax income. See Note 11 of the "Notes to Consolidated Financial Statements" which provides an analysis of the provision for income taxes.

Commitments and Off-Balance Sheet Arrangements

      We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2008 and 2007, we had no commitments to originate loans for sale.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2008 and 2007, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Company is obligated amounted to approximately $66.5 million and $63.4 million, respectively.

      Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2008 and September 30, 2007, the Company had letters of credit outstanding of approximately $741,000 and $292,000, respectively, of which all are standby letters of credit. At September 30, 2008 and 2007, the uncollateralized portion of the letters of credit extended by the Company was approximately $151,000 and $26,000, respectively, of which $135,000 was for standby letters of credit in current year.

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

      The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding Letters of credit, lines of credit and under our construction loans at September 30, 2008.

                                                                   Total Amounts
                                                                     Committed
                                                                  --------------
                                                                  (In Thousands)
Letters of credit                                                 $          741
Commitments to originate loans                                            15,583
Unused portion of home equity lines of credit                             41,379
Unused portion of commercial lines of credit                               4,106
Undisbursed portion of construction loans in process                       4,691
                                                                  --------------
   Total commitments                                              $       66,500
                                                                  ==============

Contractual Obligations

      The Company's contractual cash obligations at September 30, 2008 were as follows:

                                      Less Than     1 to 3      3 to 5     After 5
                            Total       1 Year      Years       Years       Years
                          ---------------------------------------------------------
                                                (In Thousands)
Lease agreements          $     639   $     121   $     250   $     268   $      --
Borrowings                  347,846      35,855      49,144      96,372     166,475
Certificates of deposit     317,701     208,889      87,837      20,975          --
                          ---------   ---------   ---------   ---------   ---------
                          $ 666,186   $ 244,865   $ 137,231   $ 117,615   $ 166,475
                          =========   =========   =========   =========   =========

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------------------------------------------------------------------

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

      The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2008, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid. However, many of our assets can prepay at any time without a penalty unlike many of our liabilities that have a contractual maturity.

      The passbook accounts, negotiable order of withdrawal ("NOW") accounts and a portion of the money market deposit accounts, are included in the "Over 5 Years" categories based on management's beliefs that these funds are core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments.

      Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the table below does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels in a different period.

                                                   1 Year     1 to 3      3 to 5      Over 5
                                                  or less      Years       Years       Years       Total
                                                 ---------   ---------   ---------   ---------   ---------
                                                                       (In Thousands)
Interest-earning assets:
   Mortgage loans                                $  68,188   $  54,866   $  23,027   $ 191,235   $ 337,316
   Commercial Mortgage loans                        17,448       5,123       7,438      14,398      44,407
   Mortgage-backed securities                       70,875      73,346      21,141      49,329     214,691
   Consumer and other loans                         47,055      24,549       6,820      24,260     102,684
   Investment securities and other investments      30,143      16,455      10,572      46,670     103,840
                                                 ---------   ---------   ---------   ---------   ---------

Total interest-earning assets                      233,709     174,339      68,998     325,892     802,938
                                                 ---------   ---------   ---------   ---------   ---------

Interest-bearing liabilities:
   Passbook and Club accounts                           --          --          --       2,641       2,641
   NOW and interest-bearing checking accounts           --          --          --      42,203      42,203
   Consumer Money Market Deposit accounts           12,530          --          --      30,368      42,898
   Business Money Market Deposit accounts            6,830          --          --       2,277       9,107
   Certificate accounts                            209,041      87,715      20,945          --     317,701
   Borrowed money                                   43,299      58,853      90,610     155,084     347,846
                                                 ---------   ---------   ---------   ---------   ---------

Total interest-bearing liabilities                 271,700     146,568     111,555     232,573     762,396
                                                 ---------   ---------   ---------   ---------   ---------

Repricing GAP during the period                  $ (37,991)  $  27,771   $ (42,557)  $  93,319   $  40,542
                                                 =========   =========   =========   =========   =========

Cumulative GAP                                   $ (37,991)  $ (10,220)  $ (52,777)  $  40,542
                                                 =========   =========   =========   =========

Ratio of GAP during the period to total assets       -4.60%       3.36%      -5.15%      11.30%
                                                 =========   =========   =========   =========

Ratio of cumulative GAP to total assets              -4.60%      -1.24%      -6.39%       5.23%
                                                 =========   =========   =========   =========

Liquidity and Capital Resources

      The Company's assets increased to $825.7 million as of September 30, 2008, from $773.5 million as of September 30, 2007. Stockholders' equity increased to $47.2 million as of September 30, 2008, from $47.0 million as of September 30, 2007. As of September 30, 2008, stockholders' equity amounted to 5.7% of the Bank's total assets under accounting principles generally accepted in the United States of America ("GAAP"). For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans, deposit withdrawals and repayment of borrowings. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company's core deposit base. In addition to cash, the Company maintains a portfolio of cash flows generating investments to meet its liquidity requirements. The Company also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Company also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.

      As of September 30, 2008, the Company had a remaining borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $230.1 million. To the extent that the Company cannot meet its liquidity needs with normal cash flows and deposit growth, the Company will be able to utilize the available borrowing capacity provided by the Federal Home Loan Bank of Pittsburgh to fund asset growth and loan commitments. At September 30, 2008 the Company had exposures to limited recourse arrangements with respect to the Company's sale of whole loans. At September 30, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $84,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

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

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Harleysville Savings Financial Corporation
Harleysville, Pennsylvania

      We have audited the accompanying consolidated statements of financial condition of Harleysville Savings Financial Corporation and subsidiary ("the Company") as of September 30, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
December 15, 2008

Consolidated Statements of Financial Condition

                                                                                                 September 30,
                                                                                          ---------------------------
(In thousands, except share data)                                                             2008           2007
---------------------------------------------------------------------------------------------------------------------
Assets
Cash and amounts due from depository institutions                                         $      2,217   $      1,647
Interest bearing deposits                                                                        7,157          6,670
                                                                                          ------------   ------------

   Total cash and cash equivalents                                                               9,374          8,317

Investment securities held to maturity
   (fair value - 2008, $78,973; 2007, $109,306)                                                 79,254        108,693
Investment securities available-for-sale at fair value                                             854          1,910
Mortgage-backed securities held to maturity
   (fair value - 2008, $211,814; 2007, $188,612)                                               213,933        192,842
Mortgage-backed securities available-for-sale at fair value                                        758            818
Loans receivable (net of allowance for loan losses -
   2008, $1,988; 2007, $1,933                                                                  476,858        419,053
Accrued interest receivable                                                                      3,799          4,047
Federal Home Loan Bank stock - at cost                                                          16,574         14,140
Office properties and equipment, net                                                            10,154          9,916
Prepaid expenses and other assets                                                               14,117         13,808
                                                                                          ------------   ------------

TOTAL ASSETS                                                                              $    825,675   $    773,544
                                                                                          ============   ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                                               $    425,513   $    424,035
   Short-term borrowings                                                                        21,800         31,500
   Long-term debt                                                                              326,046        267,109
   Accrued interest payable                                                                      1,686          1,556
   Advances from borrowers for taxes and insurance                                               1,483          1,247
   Accounts payable and accrued expenses                                                         1,938          1,056
                                                                                          ------------   ------------

   Total liabilities                                                                           778,466        726,503
                                                                                          ------------   ------------

Commitments and contingencies (Notes 16 & 17)

Stockholders' Equity:
   Preferred Stock: $.01 par value;
      12,500,000 shares authorized; none issued                                                     --             --
   Common stock: $.01 par value; 25,000,000
      shares authorized; issued 3,921,177 shares: outstanding 2008 3,567,934
      shares 2007 3,717,519 shares                                                                  39             39
   Additional paid-in capital                                                                    7,993          8,044
   Treasury stock, at cost (2008, 353,243 shares; 2007, 203,658 shares)                         (5,017)        (3,316)
   Retained earnings - partially restricted                                                     44,235         42,363
   Accumulated other comprehensive loss                                                            (41)           (89)
                                                                                          ------------   ------------

   Total stockholders' equity                                                                   47,209         47,041
                                                                                          ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $    825,675   $    773,544
                                                                                          ============   ============

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                                            Year Ended September 30,
                                                                                          ---------------------------
(In thousands, except share data)                                                             2008           2007
---------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on mortgage loans                                                       $     19,043   $     17,270
Interest on mortgage-backed securities                                                          10,088          9,339
Interest on commercial loans                                                                     1,799            674
Interest on consumer and other loans                                                             5,719          6,035
Interest on taxable investments                                                                  5,008          5,411
Interest on tax-exempt investments                                                               1,360          1,497
Dividends on investment securities                                                                  59             63
                                                                                          ------------   ------------

Total interest and dividend income                                                              43,076         40,289
                                                                                          ------------   ------------

Interest Expense:
Interest on deposits                                                                            15,218         15,472
Interest on borrowings                                                                          13,798         13,334
                                                                                          ------------   ------------

Total interest expense                                                                          29,016         28,806
                                                                                          ------------   ------------

Net Interest Income                                                                             14,060         11,483
Provision for loan losses                                                                           85             --
                                                                                          ------------   ------------

Net Interest Income, after Provision for Loan Losses                                            13,975         11,483
                                                                                          ------------   ------------

Other Income:
Customer service fees                                                                              633            564
Impairment of equity securities                                                                   (252)            --
Realized gains on investments and mortgage-backed securities                                        73            160
Income on bank-owned life insurance                                                                499            475
Other income                                                                                       777            691
                                                                                          ------------   ------------

Total other income                                                                               1,730          1,890
                                                                                          ------------   ------------

Other Expenses:
Salaries and employee benefits                                                                   5,757          4,982
Occupancy and equipment                                                                          1,105          1,122
Deposit insurance premiums                                                                          56             52
Data processing                                                                                    602            579
Other                                                                                            2,574          2,481
                                                                                          ------------   ------------

Total other expenses                                                                            10,094          9,216
                                                                                          ------------   ------------

Income before Income Taxes                                                                       5,611          4,157

Provision for income taxes                                                                       1,232            911
                                                                                          ------------   ------------

Net Income                                                                                $      4,379   $      3,246
                                                                                          ============   ============

Earnings Per Share:
   Basic                                                                                  $       1.20   $       0.85
                                                                                          ============   ============
   Diluted                                                                                $       1.20   $       0.83
                                                                                          ============   ============

Weighted Average Shares Outstanding:
   Basic                                                                                     3,643,363      3,834,518
                                                                                          ============   ============
   Diluted                                                                                   3,663,469      3,896,317
                                                                                          ============   ============

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                                      Year Ended September 30,
                                                                                   ------------------------------
(In Thousands)                                                                         2008              2007
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                         $      4,379      $      3,246

Other Comprehensive (Loss) Income

Unrealized gain (loss) on securities available for sale, net of tax (benefit) or
   expense -- 2008, $25; 2007, $(40)                                                         48 (1)           (77) (1)
                                                                                   ------------      ------------

Total Comprehensive Income                                                         $      4,427      $      3,169
                                                                                   ============      ============

(1) Disclosure of reclassification amount, net of tax for the years ended:

                                                                                       2008              2007
                                                                                   ------------      ------------
   Net unrealized gain (loss) arising during the year                              $       (106)     $         43
   Reclassification adjustment for net losses (gains) included in net income                179              (160)
                                                                                   ------------      ------------
                                                                                   $         73      $       (117)
   Tax (expense) benefit                                                                    (25)               40
                                                                                   ------------      ------------
   Net unrealized gain (loss) on securities                                        $         48      $        (77)
                                                                                   ============      ============

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                            Common                            Retained     Accumulated
                                            Stock               Additional    Earnings-       Other                     Total
                                            Shares     Common     Paid-in     Partially   Comprehensive   Treasury   Stockholders'
(In thousands, except share data)        Outstanding    Stock     Capital    Restricted   Income (Loss)     Stock       Equity
                                         -----------------------------------------------------------------------------------------
Balance at September 30, 2006              3,849,736   $   39   $    7,992   $   41,714   $         (12)  $ (1,262)  $      48,471
Net income                                                                        3,246                                      3,246
Dividends - $.68  per share                                                      (2,597)                                    (2,597)
Stock option compensation                                               97                                                      97
Treasury stock purchased                    (169,496)                                                       (2,694)         (2,694)
Treasury stock delivered under
   employee stock plans                        3,751                   (16)                                     65              49
Treasury stock delivered under
   dividend reinvestment plan                 33,528                   (29)                                    575             546
Change in unrealized holding loss
   on available-for-sale securities,
   net of tax                                                                                       (77)                       (77)
                                         -----------   ------   ----------   ----------   -------------   --------   -------------

Balance at September 30, 2007              3,717,519   $   39   $    8,044   $   42,363   $         (89)  $ (3,316)  $      47,041

Net income                                                                        4,379                                      4,379
Dividends - $.69  per share                                                      (2,507)                                    (2,507)
Stock option compensation                                               99                                                      99
Treasury stock purchased                    (205,358)                                                       (2,556)         (2,556)
Treasury stock delivered under
   employee stock plans                        8,000                   (32)                                    133             101
Treasury stock delivered under
   dividend reinvestment plan                 42,773                  (118)                                    646             528
Employee options exercised                     5,000                                                            76              76
Change in unrealized holding loss
   on available-for-sale securities,
   net of tax                                                                                        48                         48
                                         -----------   ------   ----------   ----------   -------------   --------   -------------

Balance at September 30, 2008            $ 3,567,934   $   39   $    7,993   $   44,235   $         (41)  $ (5,017)  $      47,209
                                         ===========   ======   ==========   ==========   =============   ========   =============

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                  Year Ended September 30,
                                                                  ------------------------
(In Thousands)                                                       2008         2007
------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                        $    4,379   $     3,246
Adjustments to reconcile net income to net cash provided by
   operating activities:

   Depreciation                                                          523           511
   Deferred income taxes                                                 (41)           56
   Provision for loan losses                                              85            --
   Gain on sales of securities                                           (73)         (160)
   Loss on impairment of securities                                      252            --
   Amortization of deferred loan fees                                      9           (19)
   Net amortization of premiums and discounts                            147           206
   Increase in cash surrender value                                     (499)         (475)
   Compensation charge on stock options                                   99            97
Changes in assets and liabilities which provided (used) cash:
   Increase in accounts payable and accrued expenses                     882           344
   Decrease (increase) in prepaid expenses and other assets              230          (228)
   Decrease (increase) in accrued interest receivable                    248           (77)
   Increase in accrued interest payable                                  130           150
                                                                  ----------   -----------

Net cash provided by operating activities                              6,371         3,651
                                                                  ----------   -----------

Investing Activities:
Purchase of mortgage-backed securities held to maturity              (61,835)      (20,939)
Purchase of investment securities held to maturity                   (20,997)      (19,918)
Purchase of investment securities available-for-sale                      --          (466)
Net (purchase) redemption of FHLB stock                               (2,434)        1,359
Proceeds from the sale of investment securities
   available-for-sale                                                    442            --
Proceeds from maturities of investment securities                     42,408        28,987
Principal collected on mortgage-backed securities                     49,168        38,897
Principal collected on long-term loans                                85,717        96,866
Long-term loans originated or acquired                              (143,616)     (121,935)
Purchases of premises and equipment                                     (760)       (2,414)
                                                                  ----------   -----------

Net cash (used in) provided by  investing activities                 (51,907)          437
                                                                  ----------   -----------

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts
   And savings accounts                                                1,920        (2,891)
Net decrease in certificates of deposit                                 (442)       (2,295)
Cash dividends                                                        (1,979)       (2,051)
Net decrease in short-term borrowings                                 (9,700)      (26,700)
Proceeds from long-term debt                                         113,000        63,000
Repayment of long-term debt                                          (54,063)      (32,302)
Acquisition of treasury stock                                         (2,556)       (2,694)
Treasury stock delivered under employee stock plan                       177            49
Net increase in advances from borrowers for taxes and insurance          236            63
                                                                  ----------   -----------

Net  provided (used in) by cash financing activities                  46,593        (5,821)
                                                                  ----------   -----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                      1,057        (1,733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         8,317        10,050
                                                                  ----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    9,374   $     8,317
                                                                  ==========   ===========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
   Interest (credited and paid)                                   $   28,886   $    28,656
   Income Tax                                                          1,183           665

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

Investment and Mortgage-Backed Securities - The Company classifies and accounts for debt and equity securities as follows:

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

For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security's fair value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its fair value has recovered to a level at least equal to the amortized cost. When the Company determines that a security's unrealized loss is other-than-temporary, an impairment loss is recognized in the period in which the decline in value is determined to be other-than-temporary.

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

Interest Income on Loans - Interest income is accrued on the unpaid principal balance. Interest on loans is recognized as income when earned. The accrual of interest on mortgage loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Foreclosed Real Estate - Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had no foreclosed real estate at September 30, 2008 and 2007.

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

Federal Home Loan Bank Stock - The Company reports its investment in Federal Home Loan Bank (FHLB) stock at cost in the consolidated statements of financial condition. Federal law requires a member of the FHLB to hold stock according to a predetermined formula.

Cash Surrender Value Of Bank Owned Life Insurance (BOLI) - The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income as income on BOLI. The cash surrender value of the insurance policies is recorded as an asset in other assets in the consolidated statements of financial condition and amounted to $12,906,000 and $12,407,000 at September 30 2008 and 2007, respectively.

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

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Treasury Stock - The Company records treasury stock purchases at cost. Gains and losses on subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.

Accounting for Stock Options - The Company currently has several stock option plans in place for employees and directors of the Company. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the modified prospective method provisions of SFAS No. 123R. Stock-based compensation expense related to stock options for the years ended September 30, 2008 and 2007 was $99,000 and $97,000, respectively. The tax benefit recognized related to the compensation expense for the years ended September 30, 2008 and 2007 was $5,000 and $5,000, respectively.

The weighted average fair value of options granted in the years ended September 30, 2008 and 2007 was $1.39 and $2.81, respectively, and was estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

                                       Year Ended September 30,
                                          2008        2007
   ------------------------------------------------------------
   Risk free interest rate of return        3.59%       4.77%
   Expected option life                84 months   84 months
   Expected volatility                        17%         17%
   Expected dividends                        5.4%        3.9%

The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

Earnings Per Share - Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average shares outstanding used to calculate earnings per share were as follows:

                                                   Year Ended September 30,
                                                      2008       2007
---------------------------------------------------------------------------
Weighted average shares outstanding - basic        3,643,363     3,834,518
Increase in shares due to dilutive stock options      20,106        61,799
                                                   ---------     ---------
Weighted average shares outstanding - diluted      3,663,469     3,896,317
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

Recent  Accounting  Pronouncements  - - In  July  2006,  the  FASB  issued  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. There was no impact on the Company's financial statements upon adoption of FIN 48 as of October 1, 2007 and for the year ended September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

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

In February 2000, the FASB issued FASB Staff Position (FSP) 157-2, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measured provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before FSB 157-2 is effective. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company's operating income or net earnings.

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of this new accounting standard will not have an impact to our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements:
(EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 will not have an impact on the Company's consolidated financial position and results of operations.

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

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have any impact on the Company's consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

3. INVESTMENT SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses, by maturities, is as follows:

                                                            September 30, 2008
                                                           Gross        Gross
                                            Amortized   Unrealized   Unrealized
(In Thousands)                                 Cost        Gains       Losses     Fair Value
--------------------------------------------------------------------------------------------
U.S. Government Agencies
   Due after 1 year through 5 years         $   5,000   $       67   $       --   $    5,067
   Due after 5 years through 10 years           2,500            5           --        2,005
   Due after 10 years through 15 years         38,497           11         (341)      38,167
   Due after 15 years                           8,818           64          (44)       8,838
Tax Exempt Obligations
   Due after 10 years through 15 years         21,544          592         (109)      22,027
   Due after 15 years                           3,395           --         (526)       2,869
                                            ---------   ----------   ----------   ----------
Total Investment Securities                 $  79,254   $      739   $   (1,020)  $   78,973
                                            =========   ==========   ==========   ==========

                                                            September 30, 2007
                                                           Gross        Gross
                                            Amortized   Unrealized   Unrealized
(In Thousands)                                 Cost        Gains       Losses     Fair Value
--------------------------------------------------------------------------------------------
U.S. Government Agencies
   Due after 1 year through 5 years         $   5,000   $       --   $      (27)  $    4,973
   Due after 5 years through 10 years          20,919           38         (114)      20,843
   Due after 10 years through 15 years         48,422           87         (342)      48,167
   Due after 15 years                           8,814           87          (50)       8,851
Tax Exempt Obligations
   Due after 10 years through 15 years         15,853          717           --       16,570
   Due after 15 years                           9,685          384         (167)       9,902
                                            ---------   ----------   ----------   ----------
Total Investment Securities                 $ 108,693   $    1,313   $     (700)  $  109,306
                                            =========   ==========   ==========   ==========

A summary of investments with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

                               Less than 12 Months              12 Months or Longer           Total           Total
                         Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                         ----------   -----------------   ----------   -----------------   ----------   -----------------
                                                                   (In Thousands)
US Government agencies   $   34,501   $            (385)  $       --   $              --   $   34,501   $            (385)
Tax exempt obligations        4,502                (298)       1,675                (337)       6,177                (635)
                         ----------   -----------------   ----------   -----------------   ----------   -----------------
Total                    $   39,003   $            (683)  $    1,675   $            (337)  $   40,678   $          (1,020)
                         ==========   =================   ==========   =================   ==========   =================

At September 30, 2008, investment securities in a gross unrealized loss position consisted of 21 securities that at such date had an aggregate depreciation of ..36% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment.

A summary of investments with unrealized losses, aggregated by category, at September 30, 2007 is as follows:

                               Less than 12 Months              12 Months or Longer           Total           Total
(In Thousands)           Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                         ----------   -----------------   ----------   -----------------   ----------   -----------------
US Government agencies   $    4,446   $             (26)  $   56,849   $            (506)  $   61,295   $            (532)
Tax exempt obligations        2,849                (168)          --                  --        2,849                (168)
                         ----------   -----------------   ----------   -----------------   ----------   -----------------
Total                    $    7,295   $            (194)  $   56,849   $            (506)  $   64,144   $            (700)
                         ==========   =================   ==========   =================   ==========   =================

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of investment securities available-for sale with gross unrealized gains and losses, is as follows:

                                             September 30, 2008
                              ------------------------------------------------

                                             Gross        Gross
                              Amortized   Unrealized   Unrealized
(In Thousands)                   Cost        Gain        Losses     Fair Value
---------------------------------------   ----------   ----------   ----------
Equity Securities             $     877   $       46   $      (81)  $      842
Money Market Mutual Funds            12           --           --           12
                              ---------   ----------   ----------   ----------
Total Investment Securities   $     889   $       46   $      (81)  $      854
                              =========   ==========   ==========   ==========

                                             September 30, 2007
                                             Gross        Gross
                              Amortized   Unrealized   Unrealized
(In Thousands)                   Cost        Gain        Losses     Fair Value
------------------------------------------------------------------------------

Equity Securities             $   1,501   $        6   $     (173)  $    1,334
Money Market Mutual Funds           576           --           --          576
                              ---------   ----------   ----------   ----------
Total Investment Securities   $   2,077   $        6   $     (173)  $    1,910
                              =========   ==========   ==========   ==========

A summary of investments with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

                               Less than 12 Months              12 Months or Longer
                         ------------------------------   ------------------------------
                                                                                              Total           Total
(In Thousands)           Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                         ----------   -----------------   ----------   -----------------   ----------   -----------------
Equity Securities        $      258   $             (14)  $      339   $             (67)  $      597   $             (81)
                         ----------   -----------------   ----------   -----------------   ----------   -----------------

As of September 30, 2008 there were 3 equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment.

A summary of investments with unrealized losses, aggregated by category, at September 30, 2007 is as follows:

                               Less than 12 Months              12 Months or Longer
                         ------------------------------   ------------------------------
                                                                                              Total           Total
(In Thousands)           Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                         ----------   -----------------   ----------   -----------------   ----------   -----------------
Equity Securities        $      793   $             (89)  $      255   $             (84)  $    1,048   $            (173)
                         ----------   -----------------   ----------   -----------------   ----------   -----------------

Proceeds from the sale of investment securities available for sale during the year ended September 30, 2008 were $442,000 resulting in a gross gain of $69,000 and an after tax gain of $46,000. There were no sales of investment securities available for sale for the year ended September 30, 2007.

During the year ended September 30, 2008, the Company recognized an impairment charge of $252,000 on two equity securities.

5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses, is as follows:

                                                     September 30, 2008
                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized
(In Thousands)                          Cost        Gains        Losses     Fair Value
--------------------------------------------------------------------------------------
Collateralized mortgage obligations   $  14,708   $        8   $     (624)  $   14,092
FHLMC pass-through certificates          88,594          283         (826)      88,051
FNMA pass-through certificates          110,431           99       (1,061)     109,469
GNMA pass-through certificates              200            2           --          202

                                      ---------   ----------   ----------   ----------
Total mortgage-backed securities      $ 213,933   $      392   $   (2,511)  $  211,814
                                      =========   ==========   ==========   ==========

                                                     September 30, 2007
                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized
(In Thousands)                          Cost        Gains        Losses     Fair Value
--------------------------------------------------------------------------------------
Collateralized mortgage obligations   $  16,470   $       97   $     (299)      16,268
FHLMC pass-through certificates          89,533          164       (2,198)      87,499
FNMA pass-through certificates           86,587           12       (2,008)      84,591
GNMA pass-through certificates              252            2           --          254
                                      ---------   ----------   ----------   ----------

Total Mortgage-Backed Securities      $ 192,842   $      275   $   (4,505)  $  188,612
                                      =========   ==========   ==========   ==========

A summary of securities with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

                                   Less than 12 Months              12 Months or Longer
                             ------------------------------   ------------------------------                      Total
                                                                                                  Total     -----------------
(In Thousands)               Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                             ----------   -----------------   ----------   -----------------   ----------   -----------------
Mortgage-backed securities
   held to maturity          $  159,415   $          (2,412)  $    4,615   $             (99)  $  164,030   $          (2,511)
                             ----------   -----------------   ----------   -----------------   ----------   -----------------

At September 30, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 6 securities that at such date had an aggregate depreciation of 10.9% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. The Company has the ability and intent to hold these securities until maturity. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment.

A summary of securities with unrealized losses, aggregated by category, at September 30, 2007 is as follows:

                                   Less than 12 Months              12 Months or Longer
                             ------------------------------   ------------------------------
                                                                                                  Total           Total
                                                                                               ----------   -----------------
(In Thousands)               Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
                             ----------   -----------------   ----------   -----------------   ----------   -----------------
Mortgage-backed securities
   held to maturity          $   11,829   $             (95)  $  162,008   $          (4,410)  $  173,837   $          (4,505)
                             ----------   -----------------   ----------   -----------------   ----------   -----------------

Proceeds from the sales of mortgage-backed securities during the year ended September 30, 2008 were $1,271,000 resulting in a gross gain of $4,000 and an after tax gain of $3,000. Proceeds from the sales of mortgage-backed securities during the year ended September 30, 2007 were $10,281,000 resulting in a gross gain of $160,000 and an after tax gain of $106,000. The Company sold securities held to maturity in accordance with provisions of SFAS No. 115 allowing such securities to be sold if principal reductions on such securities were at least 85%.

6. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

A comparison of amortized cost and approximate fair value of mortgage-backed securities available-for sale with gross unrealized gains and losses, is as follows:

                                                  September 30, 2008
                                                  Gross        Gross
                                   Amortized   Unrealized   Unrealized
(In Thousands)                        Cost        Gains        Losses    Fair Value
------------------------------------------------------------------------------------
FNMA pass-through certificates     $     785   $       --   $      (27)  $      758
                                   ---------   ----------   ----------   ----------

Total mortgage-backed securities   $     785   $       --   $      (27)  $      758
                                   =========   ==========   ==========   ==========

The Company has one security in an unrealized loss position at September 30, 2008 for less than twelve months. Management does not believe this loss represents an other-than-temporary impairment.

                                                  September 30, 2007
                                                  Gross        Gross
                                   Amortized   Unrealized   Unrealized
(In Thousands)                        Cost        Gains        Losses    Fair Value
------------------------------------------------------------------------------------
FNMA pass-through certificates     $     785   $       33   $       --   $      818
                                   ---------   ----------   ----------   ----------
Total mortgage-backed securities   $     785   $       33   $       --   $      818
                                   =========   ==========   ==========   ==========

7. LOANS RECEIVABLE

Loans receivable consists of the following:

                                                 September 30,
 (In Thousands)                                 2008        2007
-------------------------------------------------------------------
Residential Mortgages                        $ 337,316   $ 305,341
Commercial Mortgages                            44,407      15,314
Construction                                     8,346       6,093
Savings Account                                    955         977
Home Equity                                     66,280      74,218
Home Equity Line of Credit                      26,103      21,386
Automobile and other                             1,000         904
                                             ---------   ---------

Total                                          484,407     424,233
Undisbursed portion of loans in process         (5,109)     (2,794)
Deferred loan fees                                (452)       (453)
Allowance for loan losses                       (1,988)     (1,933)
                                             ---------   ---------

Loans Receivable - net                       $ 476,858   $ 419,053
                                             =========   =========

At September 30, 2008 and 2007, the Company was servicing loans for others amounting to approximately $2,918,000 and $3,642,000 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recognized over the life of the loan. In connection with the loans serviced for others, the Company held borrowers' escrow balances of approximately $13,000 and $18,000, at September 30, 2008 and 2007, respectively.

Loans to officers and directors at September 30, 2008 and 2007, were approximately $554,000 and $582,000, respectively. Additional loans and repayments for the year ended September 30, 2008, were $0 and $28,000, respectively.

The following schedule summarizes the changes in the allowance for loan losses:

                                               Year Ended September 30,
         (In Thousands)                          2008            2007
         ---------------------------------------------------------------
         Balance, beginning of year            $  1,933        $  1,956
            Provision of loan losses                 85              --
            Recoveries                               10              13
            Charge offs                             (40)            (36)
                                               --------        --------
         Balance, end of year                  $  1,988        $  1,933
                                               ========        ========

The activity in the recoveries and charge off accounts was primarily the result of the Company's Bounce protection program. This program extends credit automatically to our depositors. If the account is not brought current by the depositor the loan is charged off. If the customer subsequently brings the account current, a recovery is recognized.

The provision for loan losses charged to expense is based upon past loss experiences and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of September 30, 2008, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At September 30, 2008 and 2007, the Company had impaired loans of $815,000 and $0, respectively, with a related allowance for loan losses of $122,000 and $0, respectively. At September 30, 2008, the Company had non-accrual loans of $244,000. At September 30, 2007, the Company had no non-accrual loans. At
September 30, 2008 and 2007, the Company had loans in excess of 90 days delinquent and still accruing interest in the amount of $1,014,000 and $28,000, respectively.

8. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

                                                     September 30,
         (In Thousands)                          2008            2007
         ---------------------------------------------------------------
         Land                                  $  1,159        $  1,159
         Buildings                                7,725           7,548
         Branch office in construction            2,430           2,193
         Furniture, fixtures and equipment        4,251           3,904
         Automobiles                                 25              25
                                               --------        --------

         Total                                   15,590          14,829
         Less accumulated depreciation           (5,436)         (4,913)
                                               --------        --------
         Net                                   $ 10,154        $  9,916
                                               ========        ========

Depreciation expense for the years ended September 30, 2008 and 2007 amounted to approximately $523,000 and $511,000 respectively.

9. DEPOSITS

Deposits are summarized as follows:

                                                        September 30,
                                                 2008                   2007
                                         --------------------   ---------------------
                                                     Weighted               Weighted
                                                     Interest               Interest
(Dollars in Thousands)                     Amount      Rate       Amount      Rate
-------------------------------------------------------------------------------------
Non-interest bearing checking accounts   $  10,963       0.00%  $  11,740       0.00%
NOW accounts                                14,315       0.25      13,711       0.25
Interest bearing checking accounts          27,888       1.13      25,750       2.41
Money market deposit accounts               52,005       1.47      51,827       1.80
Passbook and club accounts                   2,641       1.00       2,864       0.98
Certificate of deposit accounts            317,701       3.49     318,143       4.50
                                         ---------   --------   ---------   --------

Total Deposits                           $ 425,513       2.87%  $ 424,035       3.76%
                                         =========   ========   =========   ========

At September 30, 2008, the amounts of scheduled maturities of certificate of deposit accounts were as follows:

For the year ended September 30:            2009       $ 208,889
                                            2010          48,489
                                            2011          39,348
                                            2012          12,760
                                            2013           8,215
                                                       ---------
                             Total                     $ 317,701
                                                       =========

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2008 and 2007 amounted to approximately $53.4 million and $53.6 million, respectively. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009

Interest expense on savings deposits is composed of the following:

                                                    Year Ended September 30,
 (In Thousands)                                       2008            2007
-----------------------------------------------------------------------------

 NOW, interest-bearing checking and MMDA accounts   $  2,212        $  2,558
 Passbook and club accounts                               31              32
 Certificate accounts                                 12,975          12,882
                                                    --------        --------

Total                                               $ 15,218        $ 15,472
                                                    ========        ========

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company has a line of credit with the Federal Home Loan Bank of which $21.8 million and $31.5 million of the available $75.0 million was used at September 30, 2008 and 2007, respectively. The average balance outstanding on the line of credit for the years ended September 30, 2008 and 2007 was $16.9 million and $48.2 million, respectively. The maximum amount outstanding at any time for 2008 and 2007 was $39.0 million and $67.4 million, respectively. The weighted average interest rate during 2008 and 2007 was 2.96% and 5.36%. The interest rate at September 30, 2008 and 2007 was 2.05% and 5.15%, respectively.

Long-term debt consist of the following:

                                                                  Weighted
                                                Amount          Average Rate
                                        ---------------------   ------------
                                           2008        2007     2008    2007
                                        ---------   ---------   ----    ----
                                               (dollars in thousands)
FHLB long-term debt:
Fixed rate advances maturing:
                                 2009   $  14,055               4.93%
                                 2010      31,405               4.36%
                                 2011      17,740               4.33%
                                 2012      57,090               4.48%
                                 2013      24,282               3.61%
                                 2014      11,444               3.47%
                                 2015      19,683               3.81%
            Maturing after 9/30/2015:     100,347               4.32%
                                        ---------               ----

Total FHLB long-term debt                 276,046     227,109   4.25%   4.56%

Other long-term debt:
Fixed rate advances maturing:
                                 2013      15,000               4.55%
                                 2014      15,000               4.50%
            Maturing after 9/30/2015:      10,000               3.50%
                                        ---------               ----

Total other long term debt fixed           40,000      30,000   4.27%   4.70%
Adjustable long-term debt maturing:
            Maturing after 9/30/2015:      10,000      10,000   4.37%   4.97%
                                        ---------   ---------   ----    ----

Total other long term debt              $  50,000      40,000   4.29%   4.77%
                                        ---------   ---------   ----    ----

Total Long Term Debt                    $ 326,046   $ 267,109   4.26%   4.59%
                                        =========   =========   ====    ====

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.

11. INCOME TAXES

The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2008 and 2007 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

The expense for income taxes differs from that computed at the statutory federal corporate tax rate as follows:

                                          Year Ended September 30,
                                        2008                   2007
                                --------------------   ---------------------
                                          Percentage             Percentage
                                          of Pretax              of Pretax
(Dollars in Thousands)           Amount     Income      Amount     Income
----------------------------------------------------------------------------
At statutory rate               $ 1,908         34.0%  $ 1,413         34.0%
Adjustments resulting from:
Tax-exempt income                  (597)       (10.6)     (557)       (13.4)
State tax-net of federal
   tax benefit                       --           --        --           --
Other                               (79)        (1.4)       55          1.3
                                -------   ----------   -------   ----------
Expense per consolidated
   statements of income         $ 1,232         22.0%  $   911         21.9%
                                =======   ==========   =======   ==========

Income tax expense is summarized as follows:

                                              Year Ended September 30,
(In thousands)                                  2008             2007
                                              ------------------------
Current                                       $ 1,273           $  855
Deferred                                          (41)              56
                                              -------           ------
Total Income Tax Expense                      $ 1,232           $  911
                                              =======           ======

Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                    September 30,
(In thousands)                                 2008             2007
                                              -------           ------
Deferred Tax Assets:
   Deferred Loan Fees                         $    37           $   55
   Allowance for Loan Losses                      676              657
   Unrealized loss on investment securities        21               46
   Securities impairment                           86               --
   Other                                           32               27
                                              -------           ------
      Sub-Total                                   852              785
                                              -------           ------
Deferred Tax Liabilities:
   Properties and equipment                      (501)            (450)
                                              -------           ------
      Sub-Total                                  (501)            (450)
                                              -------           ------
      Total                                   $   351           $  335
                                              =======           ======

12. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                  To Be Considered Well
                                                                                    Capitalized Under
                                                                 For Capital        Prompt Corrective
                                                Actual        Adequacy Purposes     Action Provisions
                                           ----------------   -----------------   ----------------------
(Dollars in Thousands)                      Amount    Ratio    Amount     Ratio     Amount       Ratio
--------------------------------------------------------------------------------------------------------
Tier 1 Capital (to assets)                 $ 47,191    5.69%  $ 33,167     4.00%  $  41,459        5.00%
Tier 1 Capital (to risk weighted assets)     47,191   10.97%    17,203     4.00%     25,804        6.00%
Total Capital (to risk weighted assets)      49,179   11.44%    34,406     8.00%     43,007       10.00%

Tier 1 Capital (to assets)                 $ 46,797    6.02%  $ 31,021     4.00%  $  38,776        5.00%
Tier 1 Capital (to risk weighted assets)     46,797   12.12%    15,443     4.00%     23,164        6.00%
Total Capital (to risk weighted assets)      48,729   12.62%    30,886     8.00%     38,607       10.00%

The Company's capital ratios are not significantly different than the Bank's disclosed above.

13. RETIREMENT SAVINGS PLANS

The Company has an employee stock ownership pension plan and a qualified 401 (k) retirement savings plan covering all full-time employees meeting certain eligibility requirements. Contributions for both plans are at the discretion of the Company's Board of Directors. Contributions expense related to the plans was $309,000 and $278,000 for the years ended September 30, 2008 and 2007, respectively.

14. STOCK OPTIONS

In January 1996, the stockholders approved the 1995 Stock Option Plan. This plan consists of two parts: Plan I - incentive stock options and Plan II - compensatory stock options.

In January 2001, the stockholders approved the 2000 Stock Option Plan. This plan consists of two parts: Plan I - incentive stock options and Plan II - compensatory stock options.

In January 2006, the stockholders approved the 2005 Stock Option Plan. This plan consists of two parts: Plan I - incentive stock options and Plan II - compensatory stock options. There are 151,499 options remaining for grant in this plan.

A summary of transactions under this plan follows:

                                           Year Ended September 30,
                                          2008                 2007
                                   ------------------   ------------------
                                             Weighted             Weighted
                                              Average              Average
                                   Options     Price    Options    Price
--------------------------------------------------------------------------

Outstanding, beginning of year     279,799   $  15.54   243,100   $  15.01
   Exercised                        (5,000)      8.87    (3,751)     10.10
   Canceled                        (10,918)     15.61    (8,750)     14.35
   Granted                          79,478      12.50    49,200      17.68
                                   -------   --------   -------   --------
   Outstanding, end of year        343,359   $  15.02   279,799   $  15.54
                                   =======   ========   =======   ========
Options exercisable, end of year   145,666   $  14.45   145,599   $  13.86
                                   =======   ========   =======   ========

A summary of the exercise price ranges at September 30, 2008 is as follows:

                                                            Weighted
                    Exercise          Weighted              Average
   Number of         Price        Average Remaining     Exercise Price
 Option Shares       Range        Contractual Life         per Share
 -------------    ------------    -----------------     --------------
       127,527    $ 8.10-12.50           6.72           $        11.50
       101,567     13.13-17.50           6.09                    16.41
       114,265     17.68-18.00           5.88                    17.81
 -------------    ------------           ----           --------------
       343,359    $ 8.10-18.00           7.34           $        15.02
 =============    ============           ====           ==============

For the years ended September 30, 2008 and 2007, the aggregate intrinsic value of options outstanding was $137,000 and $251,000, respectively. For the years ended September 30, 2008 and 2007, the aggregate intrinsic value of options exercisable was $131,000 and $242,000, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2008. This amount changes based on changes in the market value of the Company's stock.

Stock based compensation expense related to stock options for the years ended September 30, 2008 and 2007 was $99,000, or $94,000 net of tax and $97,000, or
$92,000, net of tax, respectively. As of September 30, 2008, there was approximately $231,000 of total unrecognized compensation cost related to non-vested stock options under the plans.

The Company also has established an Employee Stock Purchase Plan (the "Purchase Plan") whereby employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee's total compensation. These contributions would then be used to purchase stock during an offering period determined by the Company's Salary and Benefits Committee. The purchase price of the stock would be the lesser of 85% of the market price on the first day or the last day of the offering period. During 2008 and 2007, no shares were issued to employees, respectively. At September 30, 2008 and 2007, there were 31,081 shares available for future purchase. The Company suspended participation in the Purchase Plan in March 2005 and the plan is not currently active.

15. COMMITMENTS

At September 30, 2008, the Company had approximately $10.6 million in outstanding commitments to originate mortgage loans, of which $10.4 million were at fixed rates ranging from 5.00% to 7.625% and adjustable rates of $167,000 at 6.00%. The unfunded line of credit commitments at September 30, 2008 were $41.3 million. The Company had $4.7 million and $370,000 of committed commercial and consumer loans, respectively at September 30, 2008. In addition, the Company had $4.1 million of unused commercial lines of credit. The amounts of undisbursed portions of loans in process at September 30, 2008 were $4.7 million. The Company had a total of $741,000 in standby letters of credit. Also, at September 30, 2008 the Company had no outstanding futures or options positions.

The Company leases land for two of its branch offices. Minimum rental commitments for the next five years at September 30, 2008, are summarized below:

                   Fiscal Year      Rental Amount
                   -----------      -------------

                          2009      $     121,627
                          2010            124,272
                          2011            125,595
                          2012            130,463
                          2013            137,277
                                    -------------
            Total                   $     639,234
                                    =============

16. LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

17. CONVERSION TO A STOCK SAVINGS BANK

At the time of conversion, in 1987, the Bank established a liquidation account in an amount equal to the Bank's net worth as reflected in the latest consolidated statement of financial condition of the Bank contained in the offering circular utilized in the conversion. The function of the liquidation account is to establish a priority on liquidation and, except with respect to the payment of cash dividends on, or the re-purchase of, any of the common stock by the Bank, the existence of the liquidation account will not operate to restrict the use or application of any of the net worth accounts of the Bank. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to receive a pro rata distribution from the liquidation account, based on such holder's proportionate amount of the total current adjusted balances from deposit accounts then held by all eligible account holders, before any liquidation distribution may be made with respect to stockholders. The liquidation account was approximately $2,300,000 at September 30, 2008. Furthermore, the Company may not repurchase any of its stock if the effect thereof would cause the Company's net worth to be reduced below (i) the amount required for the liquidation account or (ii) the regulatory capital requirements.

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

                                                                         September 30,
                                                               2008                          2007
                                                   ---------------------------------------------------------
                                                    Carrying    Estimated Fair    Carrying    Estimated Fair
(In Thousands)                                       Amount         Value          Amount         Value
                                                   ----------   --------------   ----------   --------------
Assets:

   Cash and cash equivalents                       $    9,374   $        9,374   $    8,317   $        8,317
   Investment securities held to maturity              79,254           78,973      108,693          109,306
   Investment securities available-for-sale               854              854        1,910            1,910
   Mortgage-backed securities held to maturity        213,933          211,814      192,842          188,612
   Mortgage-backed securities available-for-sale          758              758          818              818
   Loans receivable - net                             476,858          476,399      419,053          411,521
   Federal Home Loan Bank Stock                        16,574           16,574       14,140           14,140
   Accrued interest receivable                          3,799            3,799        4,047            4,047

Liabilities:
   Checking, Passbook, Club and NOW accounts           55,807           55,807       54,065           54,065
   Money Market Demand accounts                        52,005           52,005       51,827           51,827
   Certificate accounts                               317,701          318,929      318,143          315,848
   Borrowings                                         347,846          357,376      298,609          300,032
   Accrued interest payable                             1,686            1,686        1,556            1,556

Off balance sheet financial instruments                    --               --           --               --

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

The fair value of checking, NOW and money market deposits and savings accounts is the amount reported in the consolidated financial statements. The fair value of savings certificates and borrowings are based on a present value estimate using rates currently offered for instruments of similar remaining maturity. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter similar agreements.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial statements of Harleysville Savings Financial Corporation are as follows:

Condensed Statements of Financial Condition

                                                                       September 30,
                                                            ---------------------------------
                                                                  2008              2007
                                                            ---------------   ---------------
(In Thousands)
Assets
Cash                                                        $            47   $           195
Investment in subsidiary                                             47,618            47,312
                                                            ---------------   ---------------
Total Assets                                                $        47,665   $        47,507
                                                            ===============   ===============
Liabilities & Stockholders' Equity
Other liabilities                                           $           456   $           466
Stockholders' equity                                                 47,209            47,041
                                                            ---------------   ---------------
Total Liabilities & Stockholders' Equity                    $        47,665   $        47,507
                                                            ===============   ===============

Condensed Statement of Income:

                                                             For the Year Ended September 30,
                                                                  2008              2007
                                                            ---------------   ---------------
Equity in income of subsidiary                              $         4,788   $         3,680
Other expense                                                           409               434
                                                            ---------------   ---------------
Net income                                                  $         4,379   $         3,246
                                                            ===============   ===============

Condensed Statements of Cash Flows

                                                             For the Year Ended September 30,
                                                                  2008              2007
                                                            ---------------   ---------------
Net income                                                  $         4,379   $         3,246
(Decrease) increase in other liabilities                                (10)               92
Income of Harleysville Savings Bank                                  (4,788)           (3,680)
                                                            ---------------   ---------------

Net cash used by operating activities                                  (419)             (342)
                                                            ---------------   ---------------

Investing activities:
Dividends received from subsidiary                                    4,629             5,050
                                                            ---------------   ---------------

Net cash provided by investing activities                             4,629             5,050
                                                            ---------------   ---------------

Financing activities:
   Acquisition of treasury stock                                     (2,556)           (2,694)
   Issuance of treasury stock                                           177                49
   Dividends paid                                                    (1,979)           (2,051)
                                                            ---------------   ---------------

Net cash used in financing activities                                (4,358)           (4,696)
                                                            ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                   (148)               12

Cash and cash equivalents at the beginning of the period                195               183
                                                            ---------------   ---------------

Cash and cash equivalents at the end of the period          $            47   $           195
                                                            ===============   ===============

20. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for the years ended September 30, 2008 and 2007 is as follows: (in thousands, except per share data)

                                                       2008                                       2007
                                    -----------------------------------------   ---------------------------------------
                                       1st        2nd        3rd        4th       1st       2nd        3rd        4th
                                       QTR        QTR        QTR        QTR       QTR       QTR        QTR        QTR
                                    --------   --------   --------   --------   -------   -------   --------   --------
(In Thousands)

Interest Income                     $ 10,501   $ 10,722   $ 10,812   $ 11,041   $ 9,840   $ 9,899   $ 10,115   $ 10,442
Interest Expense                       7,631      7,519      7,056      6,810     7,015     6,957      7,249      7,572
                                    --------   --------   --------   --------   -------   -------   --------   --------
Net Interest Income                    2,870      3,203      3,756      4,231     2,825     2,942      2,866      2,870
Provision for loan losses                 --          5         35         45        --        --         --         --
                                    --------   --------   --------   --------   -------   -------   --------   --------
Net interest income after
   provision for loan losses           2,870      3,198      3,721      4,186     2,825     2,942      2,866      2,870
Impairment of equity securities           --         --        252         --        --        --         --         --
Gain on sales of investments              --          4         --         69        --       160         --         --
Other Income                             499        463        453        494       373       386        475        477
Non-interest expense                   2,386      2,425      2,554      2,729     2,260     2,315      2,316      2,326
                                    --------   --------   --------   --------   -------   -------   --------   --------
Income before income taxes               983      1,240      1,368      2,020       938     1,173      1,025      1,021
Income tax expense                       182        206        332        512       181       269        212        250
                                    --------   --------   --------   --------   -------   -------   --------   --------
Net income                          $    801   $  1,034   $  1,036   $  1,508   $   757   $   904   $    813   $    771
                                    ========   ========   ========   ========   =======   =======   ========   ========
Per Common Share:

Earnings per share - basic          $   0.22   $   0.28   $   0.29   $   0.42   $  0.20   $  0.23   $   0.21   $   0.21
Earnings per share - diluted        $   0.21   $   0.28   $   0.29   $   0.42   $  0.19   $  0.23   $   0.21   $   0.21

Earnings per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        --------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Ratification of Selection of Independent Registered Public Accounting Firm - Change in Auditors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2009 (the "Proxy Statement").

Item 9A(T). Controls and Procedures
-----------------------------------

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management's Assessment of Internal Control over Financial Reporting

Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

   o  maintain records that accurately reflect the company's transactions;

   o prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;

   o prevent and detect unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2008. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Harleysville Savings Financial Corporation, through its Audit Committee, provides oversight to managements' conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report.

/s/ Ronald B. Geib                                       /s/ Brendan J. McGill
------------------                                       ---------------------
President and Chief Executive Officer                    Chief Financial Officer

Item 9B. Other Information.
--------------------------

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.
---------------------------------------------------------------

      The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held in January 2009 (the "Proxy Statement").

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics may be found on the Company's website at www.harleysvillesavingsbank.com.

Item 11. Executive Compensation.
-------------------------------

      The information required herein is incorporated by reference from the information contained in the sections captioned "Management Compensation" in the Proxy Statement.

Item 12. Security  Ownership  of Certain Beneficial  Owners and  Management  and
--------------------------------------------------------------------------------
         Related Stockholder Matters.
         ---------------------------

      The information required herein is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information

      The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2008.

                                   Number of Shares to be
                                  issued upon the Exercise     Weighted-Average     Number of Shares Remaining Available for
                                   of Outstanding Options,    Exercise Price of    Future Issuance (Excluding Shares Reflected
         Plan Category             Warrants and Rights(1)    Outstanding Options             in the First Column)(2)
-------------------------------   ------------------------   -------------------   -------------------------------------------
Equity compensation plans
   approved by security holders            343,359                  $15.02                           205,082
Equity compensation plans not
   approved by security holders                 --                      --                                --
                                           -------                  ------                           -------
      Total                                343,359                  $15.02                           205,082
                                           =======                  ======                           =======

----------
(1) Does not take into account purchase rights accruing under the Company's 1995 Employee Stock Purchase Plan, which was approved by stockholders and provides for up to 87,281 shares to be issued. Under the Employee Stock Purchase Plan, each eligible employee may purchase shares of common stock at semi-annual intervals each year at a purchase price determined by the committee of the board of directors which administers the plan, which shall not be less than the lesser of (i) 85% of the fair market value of a share of common stock on the first business day of the applicable semi-annual offering period or (ii) 85% of the fair market value of a share of common stock on the last business day of such offering period. In no event may the amount of common stock purchased by a participant in the Employee Stock Purchase Plan in a calendar year exceed $25,000, measured as of the time an option under the plan is granted.

(2) Includes shares available for future issuance under the Employee Stock Purchase Plan. As of September 30, 2008, an aggregate of 53,583 shares of common stock were available for issuance under this plan. The Company suspended participation in the Employee Stock Purchase Plan in March 2005 and the plan is not currently active.

Item 13. Certain   Relationships   and  Related   Transactions   and   Directors
--------------------------------------------------------------------------------
         Independence.
         ------------

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.
---------------------------------------------------

(a)   (1)   The following  financial  statements are  incorporated  by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of September 30, 2008 and 2007
Consolidated Statements of Income for the Years Ended September 30, 2008 and 2007
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2008 and 2007
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007
Notes to Consolidated Financial Statements

      (2)   All  schedules  are  omitted   because  they  are  not  required  or
applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

      The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

  No.                                          Description                                            Location
------   -------------------------------------------------------------------------------------   --------------
  3.1    Amended and Restated Articles of Incorporation                                                (1)

  3.2    Amended and Restated Bylaws                                                                   (1)

  4.0    Common Stock Certificate                                                                      (2)

 10.1    1995 Stock Option Plan*                                                                       (3)

 10.2    Amended and Restated 2000 Stock Option Plan*                                                  (4)

 10.3    Amended and Restated 2005 Stock Option Plan*                                                  (4)

 10.4    Profit Sharing Incentive Plan*                                                                (3)

 10.5    Amended and Restated Employment Agreement between the Company,
            the Bank and Ronald B. Geib*                                                               (4)

 22.0    Subsidiaries of the Registrant - Reference is made to "Item 1. Business
            - Subsidiaries" of this Form 10-K for the required information                             --

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

(4)   filed with the SEC on December 16, 2005.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2008.

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

                                  HARLEYSVILLE SAVINGS
                                  FINANCIAL CORPORATION

December 19, 2008                 By:   /s/ Ronald B. Geib
                                        ----------------------------------------
                                        Ronald B. Geib
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Name                               Title                        Date
--------------------------------   ----------------------------------   -----------------
/s/ Edward J. Molnar               Chairman of the Board                December 19, 2008
--------------------------------
Edward J. Molnar

/s/ Ronald B. Geib                 President and Chief Executive        December 19, 2008
--------------------------------   Officer
Ronald B. Geib                     (principal executive officer)

/s/ Brendan J. McGill              Senior Vice President, Treasurer     December 19, 2008
--------------------------------   and Chief Financial Officer
Brendan J. McGill                  (principal financial and principal
                                   accounting officer)

/s/ Sanford L. Alderfer            Director                             December 19, 2008
--------------------------------
Sanford L. Alderfer

/s/ Mark R. Cummins                Director                             December 19, 2008
--------------------------------
Mark R. Cummins

/s/ David J. Friesen               Director                             December 19, 2008
--------------------------------
David J. Friesen

              Name                               Title                        Date
--------------------------------   ----------------------------------   -----------------
/s/ Charlotte A. Hunsberger        Director                             December 19, 2008
--------------------------------
Charlotte A. Hunsberger

/s/ George W. Meschter             Director                             December 19, 2008
--------------------------------
George W. Meschter

/s/ James L. Rittenhouse           Director                              December 19, 2008
--------------------------------
James L. Rittenhouse