Form 10-Q
period 2008-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2009-02-13
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Zip Code)
(215) 256-8828
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 Par Value, 3,590,711 shares outstanding as of February 13, 2009

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	December 31,	September 30,
(In thousands, except share data)	2008	2008

Assets
Cash and amounts due from depository institutions	$2,342	$2,217
Interest bearing deposits in other banks	6,373	7,157

Total cash and cash equivalents	8,715	9,374
Investment securities held to maturity (fair value — December 31, $80,162; September 30, $78,973)	79,281	79,254
Investment securities available-for-sale at fair value	2,131	854
Mortgage-backed securities held to maturity (fair value — December 31, $209,945; September 30, $211,814)	205,907	213,933
Mortgage-backed securities available-for-sale at fair value	767	758
Loans receivable (net of allowance for loan losses — December 31, $2,097; September 30, $1,988)	483,573	476,858
Accrued interest receivable	3,810	3,799
Federal Home Loan Bank stock — at cost	16,096	16,574
Office properties and equipment, net	10,086	10,154
Prepaid expenses and other assets	13,921	14,117

TOTAL ASSETS	$824,287	$825,675

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$420,163	$425,513
Short-term borrowings	29,800	21,800
Long-term debt	320,545	326,046
Accrued interest payable	1,620	1,686
Advances from borrowers for taxes and insurance	3,496	1,483
Accounts payable and accrued expenses	656	1,938

Total liabilities	776,280	778,466

Stockholders’ equity:
Preferred Stock: $.01 par value; 12,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 25,000,000 shares authorized; 3,921,177 shares issued; outstanding December 31, 2008 3,580,711 shares September 30, 2008 3,567,934 shares	39	39
Additional Paid-in capital	8,015	7,993
Treasury stock, at cost (December 31, 2008, 340,466 shares; September 30, 2008, 353,243)	(4,843)	(5,017)
Retained earnings — partially restricted	44,969	44,235
Accumulated other comprehensive loss	(173)	(41)

Total stockholders’ equity	48,007	47,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,287	$825,675

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended
	December 31,
(In thousands, except per share data)	2008	2007
INTEREST INCOME:
Interest on mortgage loans	$5,009	$4,585
Interest on commercial loans	710	308
Interest on mortgage-backed securities	2,546	2,281
Interest on consumer and other loans	1,307	1,516
Interest on taxable investments	818	1,451
Interest on tax-exempt investments	331	351
Dividends on investment securities	5	9

Total interest income	10,726	10,501

Interest Expense:
Interest on deposits	2,971	4,145
Interest on borrowings	3,570	3,486

Total interest expense	6,541	7,631

Net Interest Income	4,185	2,870
Provision for loan losses	100	—

Net Interest Income after Provision for Loan Losses	4,085	2,870

Other Income:
Customer service fees	178	164
Income on bank-owned life insurance	122	131
Other income	171	204

Total other income	471	499

Other Expenses:
Salaries and employee benefits	1,615	1,320
Occupancy and equipment	310	266
Deposit insurance premiums	18	12
Data processing	137	119
Other	674	669

Total other expenses	2,754	2,386

Income before Income Taxes	1,802	983

Income tax expense	426	182

Net Income	$1,376	$801

Basic Earnings Per Share	$0.38	$0.22

Diluted Earnings Per Share	$0.38	$0.21

Dividends Per Share	$0.18	$0.17

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation
Unaudited Consolidated Statement of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2008		2007
Net Income	$1,376		$801

Other Comprehensive Income

Unrealized loss on securities available for sale, net of tax benefit — 2008, ($68); 2007, ($64)	(132	)(1)	(125	)(1)

Total Comprehensive Income	$1,244		$676

(1)	Disclosure of reclassification amount, net of tax for the three months ended:

	2008	2007
Net unrealized gain (loss) arising during the three months ended	$(200)	$(189)
Reclassification adjustment for net losses (gains) included in net income	—	—

	$(200)	(189)
Tax (expense) benefit	68	64

Net unrealized loss on securities	$(132)	$(125)

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation
Unaudited Consolidated Statement of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				1,376			1,376
Dividends — $.18 per share				(642)			(642)
Stock option compensation			39				39
Treasury stock delivered under reinvestment plan	11,110		(10)			152	142
Employee options exercised	1,667		(7)			22	15
Change in unrealized holding loss on available-for-sale securities, net of tax					(132)		(132)

Balance at December 31, 2008	3,580,711	$39	$8,015	$44,969	$(173)	$(4,843)	$48,007

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2007	3,717,519	$39	$8,044	$42,363	$(89)	$(3,316)	$47,041

Net income				801			801
Dividends — $.17 per share				(631)			(631)
Stock option compensation			20				20
Treasury stock delivered under reinvestment plan	9,958		(32)			165	133
Employee options exercised
Change in unrealized holding loss on available-for-sale securities, net of tax					(125)		(125)

Balance at December 31, 2007	3,727,477	$39	$8,032	$42,533	$(214)	$(3,151)	$47,239

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended December 31,
(In thousands)	2008	2007
Operating Activities:
Net Income	$1,376	$801
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	124	127
Provision for loan loss	100	—
Amortization of deferred loan fees	11	5
Net amortization of premiums and discounts	25	17
Increase in cash surrender value	(122)	(131)
Compensation charge on stock options	39	20
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(1,282)	(426)
Decrease in prepaid expenses and other assets	386	423
Increase in accrued interest receivable	(11)	(8)
Decrease in accrued interest payable	(66)	(15)

Net cash provided by operating activities	580	813

Investing Activities:
Purchase of investment securities held to maturity	—	(14,619)
Purchase of investment securities available-for-sale	(1,418)	—
Net redemption of FHLB stock	478	141
Proceeds from sale of investment securities available-for-sale	—	222
Proceeds from maturities of investment securities	1,169	7,964
Principal collected on mortgage-backed securities	6,737	7,475
Principal collected on long-term loans	26,584	14,971
Long-term loans originated or acquired	(33,410)	(32,314)
Purchases of premises and equipment	(56)	(85)

Net cash (used in) provided by investing activities	84	(16,245)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	2,863	372
Net (decrease) increase in certificates of deposit	(8,213)	16,093
Cash dividends	(500)	(631)
Net increase (decrease) in short-term borrowings	8,000	(6,000)
Proceeds from long-term debt	4,500	20,000
Repayment of long-term debt	(10,001)	(13,898)
Exercise of stock options	15	133
Net increase in advances from borrowers for taxes and insurance	2,013	2,020

Net cash provided by (used in) financing activities	(1,323)	18,089

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(659)	2,657

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,374	8,317

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,715	$10,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$6,607	$7,646
Income taxes	700	300
See notes to consolidated financial statements.

Harleysville Savings Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation -The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its subsidiary. Harleysville Savings Bank (the “Bank”) is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC that allows the Company to offer non deposit products and HARL LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2009 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2008.
Use of Estimates in Preparation of Consolidated Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses, the determination of other-than-temporary impairment on securities and the valuation of deferred tax assets. Actual results could differ from those estimates.
Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of this new accounting standard will not have an impact to our consolidated financial statements.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 will not have an impact on the Company’s consolidated financial position and results of operations.
In December of 2007, FASB issued statement No. 141 (R) “Business Combinations”. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The new pronouncement will impact the Company’s accounting for business combinations completed beginning October 1, 2009.
In December 2007, FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. This new pronouncement will not have an impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. This new pronouncement will not have an impact on the Company’s consolidated financial statements.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

		December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies	$54,315	$767	$(40)	$55,042
Tax-Exempt Obligations	24,966	651	(497)	25,120

Total Investment Securities	$79,281	$1,418	$(537)	$80,162

		September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies	$54,315	$147	$(385)	$54,077
Tax Exempt Obligations	24,939	592	(635)	24,896

Total Investment Securities	$79,254	$739	$(1,020)	$78,973

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, is as follows:

		December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Equity Securities	$901	$8	$(252)	$657
Money Market Mutual Funds	1,474	—	—	1,474

Total Investment Securities	$2,375	$8	$(252)	$2,131

As of December 31, 2008 there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment.

		September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Equity Securities	$877	$46	$(81)	$842
Money Market Mutual Funds	12	—		12

Total Investment Securities	$889	$46	$(81)	$854

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

		December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$14,348	$10	$(775)	$13,583
FHLMC pass-through certificates	85,017	2,178	(8)	87,187
FNMA pass-through certificates	106,349	2,650	(15)	108,984
GNMA pass-through certificates	193	—	(2)	191

Total Mortgage-Backed Securities	$205,907	$4,838	$(800)	$209,945

		September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$14,708	$8	$(624)	$14,092
FHLMC pass-through certificates	88,594	283	(826)	88,051
FNMA pass-through certificates	110,431	99	(1,061)	109,469
GNMA pass-through certificates	200	2	—	202

Total Mortgage-Backed Securities	$213,933	$392	$(2,511)	$211,814

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

		December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$(18)	$767

Total Mortgage-Backed Securities	$785	$—	$(18)	$767

		September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$(27)	$758

Total Mortgage-Backed Securities	$785	$—	$(27)	$758

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	December 31, 2008	September 30, 2008
Residential Mortgages	$342,452	$337,316
Commercial Mortgages	46,910	44,407
Construction	9,362	8,346
Savings Account	952	955
Home Equity	63,397	66,280
Automobile and other	1,041	1,000
Home Equity Line of Credit	27,630	26,103

Total	491,744	484,407
Undisbursed portion of loans in process	(5,650)	(5,109)
Deferred loan fees	(424)	(452)
Allowance for loan losses	(2,097)	(1,988)

Loans Receivable — net	$483,573	$476,858

The total amount of loans being serviced for the benefit of others was approximately $2,900,000 and $2,918,000 at December 31, 2008 and September 30, 2008, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

Three Months Ended
December 31, 2008
(In thousands)
Balance, beginning of period	$1,988
Provision for loan losses	100
Recoveries	14
Charge offs	(5)

Balance, end of period	$2,097

7. Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.
Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of December 31, 2008.

8. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	December 31, 2008	September 30, 2008
Non-interest bearing checking accounts	$10,975	$10,963
NOW accounts	15,727	14,315
Interest bearing checking accounts	30,191	27,888
Money market demand accounts	51,315	52,005
Passbook and club accounts	2,467	2,641
Certificate of deposit accounts	309,488	317,701

Total deposits	$420,163	$425,513

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2008 and September 30, 2008 amounted to approximately $53.2 million and $53.4 million, respectively.
9. COMMITMENTS
At December 31, 2008, the following commitments were outstanding:

(In thousands)
Letters of credit	$868
Commitments to originate loans	13,997
Unused portion of home equity lines of credits	41,363
Unused portion of commercial lines of credits	3,330
Undisbursed portion of construction loans in process	5,496

Total	$65,054

10. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended
	December 31,
	2008	2007
Basic	3,580,711	3,721,413
Diluted	3,592,483	3,736,585
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.
11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Advances consists of the following:

	December 31,		September 30,
	2008		2008
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$45,689	2.02%	$35,855	3.18%
13 to 24 months	26,147	4.38%	31,405	4.36%
25 to 36 months	23,447	4.27%	17,739	4.33%
37 to 48 months	45,844	4.56%	57,090	4.48%
49 to 60 months	43,265	3.96%	39,282	3.97%
61 to 72 months	26,176	4.06%	26,444	4.05%
73 to 84 months	19,522	3.82%	19,683	3.81%
85 to 120 months	120,255	4.21%	120,348	4.25%

Total	$350,345	3.92%	$347,846	4.12%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank (“FHLB”) stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $29.8 million out of $75.0 million was used at December 31, 2008 and $21.8 million was used as of September 30, 2008, for general purposes. Included in the table above at December 31, 2008 and September 30, 2008 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $516.7 million of which $300.3 million was used as of December 31, 2008. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.
12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companie’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ration disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	(In thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tier 1 Capital (to assets)	$47,990	5.82%	$32,959	4.00%	$41,198	5.00%
Tier 1 Capital (to risk weighted assets)	47,990	11.11%	17,284	4.00%	25,925	6.00%
Total Capital (to risk weighted assets)	50,087	11.59%	34,567	8.00%	43,209	10.00%

As of September 30, 2008
Tier 1 Capital (to assets)	$47,191	5.69%	$33,167	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	47,191	10.97%	17,203	4.00%	25,804	6.00%
Total Capital (to risk weighted assets)	49,179	11.44%	34,406	8.00%	43,007	10.00%

13. FAIR VALUES OF FINANCIAL INSTRUMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning October 1, 2008.
In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The adoption of SFAS 157, FSP 157-2 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.
The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Investment securities available for sale	$2,131	$1,474	$657	$—
Mortgage-backed securities available for sale	767	—	767	—

	$2,898	$1,474	$1,424	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Impaired Loan	$693	$—	$—	$693

The following valuation techniques were used to measure fair value of assets in the tables above:
• Available for sale securities — The Company (Bank utilizes a third-party source to determine the fair value of its fixed income securities. The methodology consists of pricing models based on asset class and includes available trade bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes, some of which are heavily influenced by unobservable inputs.
• Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company (Bank) has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $815,000 less their specific valuation allowances of $122,000 as determined under SFAS 114.

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
The Company’s business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties, commercial loans and commercial lines of credit in the Company’s primary market area. The Company also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Company’s primary lending area. The Company serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.
Critical Accounting Policies and Judgments
The Company’s consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements: allowance for loan losses, other-than-temporary security impairment and valuation of deferred tax assets.
Allowance for Loan Losses
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
General Valuation Allowance on the Remainder of the Loan Portfolio - We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

Other-than-Temporary Impairment of Investment Securities
Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. Management has evaluated the financial condition and near term prospects of the Federal Home Loan Bank of Pittsburgh. Management believes no impairment charge is necessary related to the FHLB or restricted stock as of December 31, 2008.
Changes in Financial Position for the Three-Month Period Ended December 31, 2008
Total assets at December 31, 2008 were $824.3 million, a decrease of $1.4 million for the three month period then ended. The decrease was offset by the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $6.7 million. There was a decrease in investments due to purchases less maturities of approximately $6.7 million.
Asset growth was primarily funded by growth in borrowings during the three-month period ended December 31, 2008, total borrowings increased by $2.5 million to $350.3 million. There was also a decrease in deposits of $5.4 million. Advances from borrowers for taxes and insurance also increased by $2 million due to the timing of property tax payments.
Comparisons of Results of Operations for the Three Month Period Ended December 31, 2008 with the Three Month Period Ended December 31, 2007
Net Interest Income
Net interest income was $4.2 million for the three-month period ended December 31, 2008 compared to $2.9 million for the comparable period in 2007. The increase in the net interest income for the three-month period ended December 31, 2008 when compared to the same period in 2007 can be attributed to the increase in interest rate spread from 1.46% in 2007 to 2.08% in 2008, and in the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. Net income was $1.4 million for the three-month period ended December 31, 2008 compared to $801,000 for the comparable period in 2007.
In December 2008, Federal Home Loan Bank of Pittsburgh (FHLB) suspended payment of their stock dividend. As a result, the Bank’s net interest income for the three-month period ended December 31, 2008 was impacted by approximately $131,000. The Bank anticipates the suspension of the FHLB stock dividend will have an adverse effect on interest income in future periods.
Non-Interest Income
Non-interest income decreased to $471,000 for the three-month period ended December 31, 2008 from $499,000 for the comparable period in 2007. The decrease is primarily due to the fact that the Company had a decrease in income related to non deposit products.
Non-Interest Expenses
For the three-month period ended December 31, 2008, non-interest expenses increased by $368,000 or 1.5% to $2.8 million compared to $2.4 million for the same period in 2007. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s new commercial loan department and business banking. The annualized ratio of non-interest expenses to average assets for the three-month periods ended December 2008 and 2007 was 1.33% and 1.21%, respectively.
On October 16, 2008, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. These premium increases beginning in January 2009 and they will increase our non-interest expenses which would have an adverse effect on our future earnings.

Income Taxes
The Company made provisions for income taxes of $426,000 for the three-month period ended December 31, 2008, respectively, compared to $182,000 for the comparable periods in 2007. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
Liquidity and Capital Recourses
For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans and deposit withdrawals. Harleysville Savings Bank regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Bank’s core deposit base. In addition to cash, the Bank maintains a portfolio of short-term investments to meet its liquidity requirements. Harleysville Savings also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Bank also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.
As of December 31, 2008, the Company had $65.1 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $516.7 million at December 31, 2008 of which $300.3 million was outstanding at December 31, 2008.
The Bank’s net income for the three months ended December 31, 2008 of $1.4 million increased the Bank’s stockholder’s equity to $48 million or 5.8% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of the Company’s interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Company’s asset and liability management policies seek to decrease the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company’s interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company’s overall vulnerability to increases in interest rates, the Company remains vulnerable to material and prolonged increases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets. The authority and responsibility for interest rate management is vested in the Company’s Board of Directors. The Chief Executive Officer implements the Board of Directors’ policies during the day-to-day operations of the Company. Each month, the Chief Financial Officer (“CFO”) presents the Board of Directors with a report, which outlines the Company’s asset and liability “gap” position in various time periods. The “gap” is the difference between interest- earning assets and interest-bearing liabilities which mature or reprice over a given time period.
The CFO also meets weekly with the Company’s other senior officers to review and establish policies and strategies designed to regulate the Company’s flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company’s assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company’s assets.
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2008, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
The passbook accounts, negotiable order of withdrawal (“NOW”) accounts, interest bearing accounts, and money market deposit accounts, are included in the “Over 5 Years” categories based on management’s beliefs that these funds are core deposits having significantly longer effective maturities based on the Company’s retention of such deposits in changing interest rate environments.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the following table does not necessarily indicate the impact of general interest rate movements on the Company’s’ net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels.

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$68,445	$55,784	$23,431	$194,792	$342,452
Commercial loans	18,945	5,314	7,698	14,953	46,910
Mortgage-backed securities	68,396	70,520	20,327	47,431	206,674
Consumer and other loans	47,729	23,545	6,523	24,585	102,382
Investment securities and other investments	67,572	27,145	5,766	3,398	103,881

Total interest-earning assets	271,087	182,308	63,745	285,159	802,299

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	2,467	2,467
NOW and checking accounts	—	—	—	45,918	45,918
Money market deposit accounts	17,894	—	—	33,421	51,315
Certificate accounts	188,037	91,149	30,302	—	309,488
Borrowed money	53,204	58,465	84,218	154,458	350,345

Total interest-bearing liabilities	259,135	149,614	114,520	236,264	759,533

Repricing GAP during the period	$11,952	$32,694	$(50,775)	$48,895	$42,766

Cumulative GAP	$11,952	$44,646	$(6,129)	$42,766

Ratio of GAP during the period to total assets	1.45%	3.97%	-6.16%	5.93%

Ratio of cumulative GAP to total assets	1.45%	5.42%	-0.74%	5.19%

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

Part II OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Part 1, Item 1A, Risk Factors of the Company’s Form 10-K for the year ended September 30, 2008. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Stockholders was held on January 28, 2009.
(c)	There were 3,578,835 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 2,991,058 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:
1.	Election of directors for a three-year term:

	FOR	WITHHELD
George W. Meschter	2,928,834	62,224
James L. Rittenhouse	2,974,212	16,846
Thomas D. Clemens	2,974,162	16,896
Name of each director whose term of office continued:
Sanford L. Alderfer
Mark R. Cummins
Ronald B. Geib
Charlotte A. Hunsberger, Esq.
Edward J. Molnar
2.	Proposal to ratify the appointment by the board of Beard Miller Company LLP as the Company’s independent auditors for the year ending September 30, 2009

FOR	AGAINST	ABSTAIN
2,982,717	1,877	6,464
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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: February 13, 2009	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: February 13, 2009	By:	/s/ Brendan J. McGill
Brendan J. McGill
Senior Vice President Treasurer and Chief Financial Officer

Exhibit Index

No.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer