Form 10-Q/A
period 2008-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2009-03-17
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 2008

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number: 0-29709

HARLEYSVILLE SAVINGS FINANCIAL CORPORTION

(Exact name of registrant as specified in its charter)

Pennsylvania	___________23-3028464______________
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

271 Main Street, Harleysville, Pennsylvania  19438

(Address of principal executive offices)

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

Large accelerated filer	[ ]	Accelerated Filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                    Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share; 3,590,711 shares outstanding as of February 13, 2009

PART II

Explanatory Note

This Form 10-Q/A of Harleysville Savings Financial Corporation (the “Company”) is being filed to correct the certifications filed as Exhibits 31.1 and 31.2 in the Company’s Form 10-Q for the quarterly period ended December 31, 2008 filed with the Securities and Exchange Commission on February 13, 2009.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350

2

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2009	By:	/s/ Ronald B. Geib
Ronald B. Geib
President and Chief Executive Officer

Date: March 17, 2009	By:	/s/ Brendan J. McGill _
Brendan J. McGill
Senior Vice President and Chief Financial
Officer