Form 10-Q
period 2009-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2009-05-13
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regualtion S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 Par Value, 3,603,409 shares outstanding as of May 11, 2009

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	March 31,	September 30,
(In thousands, except share data)	2009	2008
Assets
Cash and amounts due from depository institutions	$2,255	$2,217
Interest bearing deposits in other banks	12,498	7,157

Total cash and cash equivalents	14,753	9,374
Investment securities held to maturity (fair value - March 31, $77,602; September 30, $78,973)	76,457	79,254
Investment securities available-for-sale at fair value	1,014	854
Mortgage-backed securities held to maturity (fair value - March 31, $198,111; September 30, $211,814)	192,383	213,933
Mortgage-backed securities available-for-sale at fair value	796	758
Loans receivable (net of allowance for loan losses - March 31, $2,193; September 30, $1,988)	483,371	476,858
Accrued interest receivable	3,457	3,799
Federal Home Loan Bank stock — at cost	16,096	16,574
Office properties and equipment, net	10,187	10,154
Prepaid expenses and other assets	15,218	14,117

TOTAL ASSETS	$813,732	$825,675

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$439,493	$425,513
Short-term borrowings	—	21,800
Long-term debt	318,147	326,046
Accrued interest payable	1,557	1,686
Advances from borrowers for taxes and insurance	4,589	1,483
Accounts payable and accrued expenses	958	1,938

Total liabilities	764,744	778,466

Stockholders’ equity:
Preferred Stock: $.01 par value; 12,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 25,000,000 shares authorized; 3,921,177 shares issued; outstanding March 31, 2009 3,603,409 shares September 30, 2008 3,567,934 shares	39	39
Additional Paid-in capital	7,998	7,993
Treasury stock, at cost (March 31, 2009, 317,768 shares; September 30, 2008, 353,243)	(4,531)	(5,017)
Retained earnings — partially restricted	45,527	44,235
Accumulated other comprehensive loss	(45)	(41)

Total stockholders’ equity	48,988	47,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,732	$825,675

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME:
Interest on mortgage loans	$5,096	$4,671	$10,105	$9,256
Interest on commercial loans	740	409	1,449	717
Interest on mortgage-backed securities	2,409	2,437	4,955	4,718
Interest on consumer and other loans	1,188	1,466	2,495	2,982
Interest on taxable investments	743	1,378	1,562	2,829
Interest on tax-exempt investments	325	348	656	699
Dividends on investment securities	3	13	8	22

Total interest income	10,504	10,722	21,230	21,223

Interest Expense:
Interest on deposits	2,744	4,167	5,714	8,312
Interest on borrowings	3,403	3,352	6,974	6,839

Total interest expense	6,147	7,519	12,688	15,151

Net Interest Income	4,357	3,203	8,542	6,072
Provision for loan losses	100	5	200	5

Net Interest Income after Provision for Loan Losses	4,257	3,198	8,342	6,067

Other Income:
Customer service fees	158	140	336	304
Impairment of equity securities	(449)	—	(449)	—
Gain on sale of investments	20	—	20	—
Loss on sale of investments	(11)	4	(11)	4
Income on bank-owned life insurance	121	121	243	252
Other income	184	202	355	406

Total other income	23	467	494	966

Other Expenses:
Salaries and employee benefits	1,580	1,438	3,195	2,758
Occupancy and equipment	291	262	601	527
Deposit insurance premiums	239	12	257	25
Data processing	127	130	263	248
Other	582	583	1,256	1,252

Total other expenses	2,819	2,425	5,572	4,810

Income before Income Taxes	1,461	1,240	3,264	2,223

Income tax expense	258	206	685	388

Net Income	$1,203	$1,034	$2,579	$1,835

Basic Earnings Per Share	$0.33	$0.28	$0.72	$0.49

Diluted Earnings Per Share	$0.33	$0.28	$0.72	$0.49

Dividends Per Share	$0.18	$0.17	$0.36	$0.34

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2009		2008
Net Income	$1,203		$1,034

Other Comprehensive Income

Unrealized loss on securities available for sale, net of tax benefit — 2009, ($66); 2008, ($7) and reclassifications	128	(1)	14	(1)

Total Comprehensive Income	$1,331		$1,048

	2009	2008
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain (loss) arising during the three months ended	$(246)	$25
Reclassification adjustment for net losses (gains) included in net income	440	(4)

	$194	21
Tax (expense) benefit	(66)	(7)

Net unrealized gain on securities avalaible for sale	$128	$14

	Six Months Ended
	March 31,
(In thousands)	2009		2008

Net Income	$2,579		$1,835

Other Comprehensive Income

Unrealized loss on securities available for sale, net of tax benefit — 2009, ($2); 2008, ($57) and reclassifications	(4	) (1)	(111	) (1)

Total Comprehensive Income	$2,575		$1,724

	2009	2008
(1) Disclosure of reclassification amount, net of tax for the six months ended:
Net unrealized gain (loss) arising during the six months ended	$(446)	$(164)
Reclassification adjustment for net losses (gains) included in net income	440	(4)

	$(6)	(168)
Tax (expense) benefit	2	57

Net unrealized loss on securities available for sale	$(4)	$(111)

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statement of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				2,579			2,579
Dividends — $.36 per share				(1,287)			(1,287)
Stock option compensation			70				70
Treasury stock delivered under employee stock plan	10,000		(17)			137	120
Treasury stock delivered under reinvestment plan	23,808		(41)			326	285
Employee options exercised	1,667		(7)			23	16
Change in unrealized holding loss on available-for-sale securities, net of tax					(4)		(4)

Balance at March 31, 2009	3,603,409	$39	$7,998	$45,527	$(45)	$(4,531)	$48,988

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2007	3,717,519	$39	$8,044	$42,363	$(89)	$(3,316)	$47,041

Net income				1,835			1,835
Dividends — $.34 per share				(1,265)			(1,265)
Stock option compensation			54				54
Treasury stock purchased	(205,358)					(2,557)	(2,557)
Treasury stock delivered under employee stock plan	8,000		(26)			133	107
Treasury stock delivered under reinvestment plan	20,779		(71)			345	274
Employee options exercised	2,250		(19)			38	19
Change in unrealized holding loss on available-for-sale securities, net of tax					(111)		(111)

Balance at March 31, 2008	3,543,190	$39	$7,982	$42,933	$(200)	$(5,357)	$45,397

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
(In thousands)	2009	2008
Operating Activities:
Net Income	$2,579	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	224	257
Provision for loan losses	200	5
Gain on sales of securities	(20)	(4)
Loss on sales of securities	11	—
Loss on impairment of securities	449	—
Amortization of deferred loan fees	25	12
Net amortization of premiums and discounts	63	17
Increase in cash surrender value	(243)	(252)
Compensation charge on stock options	70	54
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(980)	(296)
Increase in prepaid expenses and other assets	(858)	(104)
Decrease in accrued interest receivable	342	166
Decrease in accrued interest payable	(129)	(74)

Net cash provided by operating activities	1,733	1,616

Investing Activities:
Purchase of mortgage-backed securities held to maturity	—	(48,147)
Purchase of investment securities held to maturity	—	(18,086)
Purchase of investment securities available-for-sale	(651)	—
Net redemption of FHLB stock	478	44
Proceeds from the sale of investment securities available-for-sale	—	568
Proceeds from maturities of investment securities held to maturity	1,365	29,948
Principal collected on mortgage-backed securities	22,928	19,388
Principal collected on long-term loans	64,116	42,899
Long-term loans originated or acquired	(70,854)	(65,394)
Purchases of premises and equipment	(257)	(311)

Net cash provided by (used in) investing activities	17,125	(39,091)

Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	8,941	(620)
Net increase in certificates of deposit	5,039	27,101

Cash dividends	(1,002)	(1,265)
Net decrease in short-term borrowings	(21,800)	(23,500)
Proceeds from long-term debt	24,500	63,000
Repayment of long-term debt	(32,399)	(28,824)
Acquisition of treasury stock	—	(2,557)
Treasury stock delivered under employee stock plans	136	400
Net increase in advances from borrowers for taxes and insurance	3,106	3,167

Net cash (used in) provided by financing activities	(13,479)	36,902

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,379	(573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,374	8,317

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,753	$7,744

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$12,817	$15,225
Income taxes	1,203	433
See notes to consolidated financial statements.

page -5-

Harleysville Savings Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The unaudited condensed consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its subsidiary. Harleysville Savings Bank (the “Bank”) is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC that allows the Company to offer non deposit products and HARL LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2009 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2008.
Use of Estimates in Preparation of Consolidated Financial Statements — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses, the determination of other-than-temporary impairment on securities and the valuation of deferred tax assets. Actual results could differ from those estimates.
Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements
In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer

Page -6-

(who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of this new accounting standard did not have an impact to our consolidated financial statements.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have an impact on the Company’s consolidated financial position and results of operations.
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

Page -7-

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
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

Page -8-

Retrospective application to a prior interim or annual reporting period is not permitted. This new pronouncement did not have an impact on the Company’s consolidated financial statements.
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
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Page -9-

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Page -10-

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses is as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies	$51,816	$652	$(19)	$52,449
Tax Exempt Obligations	24,641	868	(356)	25,153

Total Investment Securities	$76,457	$1,520	$(375)	$77,602

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies	$54,315	$147	$(385)	$54,077
Tax Exempt Obligations	24,939	592	(635)	24,896

Total Investment Securities	$79,254	$739	$(1,020)	$78,973

page -11-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, is as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Equity Securities	$452	$—	$(79)	$373
Money Market Mutual Funds	641	—	—	641

Total Investment Securities	$1,093	$—	$(79)	$1,014

During the three month period ended March 31,2009, the Company recognized an impairment charge of $449,000 on the equity securities of four financial institutions. In addition, there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment.

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Equity Securities	$877	$46	$(81)	$842
Money Market Mutual Funds	12	—	—	12

Total Investment Securities	$889	$46	$(81)	$854

page -12-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$13,344	$54	$(560)	$12,838
FHLMC pass-through certificates	78,578	2,673	(1)	81,250
FNMA pass-through certificates	100,461	3,563	(1)	104,023

Total Mortgage-Backed Securities	$192,383	$6,290	$(562)	$198,111

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$14,708	$8	$(624)	$14,092
FHLMC pass-through certificates	88,594	283	(826)	88,051
FNMA pass-through certificates	110,431	99	(1,061)	109,469
GNMA pass-through certificates	200	2	—	202

Total Mortgage-Backed Securities	$213,933	$392	$(2,511)	$211,814

page -13-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$11	$—	$796

Total Mortgage-Backed Securities	$785	$11	$—	$796

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$(27)	$758

Total Mortgage-Backed Securities	$785	$—	$(27)	$758

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	March 31, 2009	September 30, 2008
Residential Mortgages	$341,527	$337,316
Commercial Mortgages	49,974	44,407
Construction	5,604	8,346
Savings Account	1,075	955
Home Equity	58,156	66,280
Automobile and other	1,047	1,000
Home Equity Line of Credit	31,504	26,103

Total	488,887	484,407
Undisbursed portion of loans in process	(2,773)	(5,109)
Deferred loan fees	(550)	(452)
Allowance for loan losses	(2,193)	(1,988)

Loans Receivable — net	$483,371	$476,858

The total amount of loans being serviced for the benefit of others was approximately $2,883,000 and $2,918,000 at March 31, 2009 and September 30, 2008, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31,2008	March 31, 2009	March 31,2008
	(In thousands)		(In thousands)
Balance, beginning of period	$2,097	$1,924	$1,988	$1,933
Provision for loan losses	100	5	200	5
Recoveries	2	2	17	7
Charge offs	(6)	(6)	(12)	(20)

Balance, end of period	$2,193	$1,925	$2,193	$1,925

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
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of March 31, 2009.

page -14-

8. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	March 31, 2009	September 30, 2008
Non-interest bearing checking accounts	$11,921	$10,963
NOW accounts	16,773	14,315
Interest bearing checking accounts	30,929	27,888
Money market demand accounts	54,546	52,005
Passbook and club accounts	2,584	2,641
Certificate of deposit accounts	322,740	317,701

Total deposits	$439,493	$425,513

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2009 and September 30, 2008 amounted to approximately $57.3 million and $53.4 million, respectively.
9. COMMITMENTS
At March 31, 2009, the following commitments were outstanding:

(In thousands)
Letters of credit	$588
Commitments to originate loans	14,916
Unused portion of home equity lines of credits	44,333
Unused portion of commercial lines of credits	3,600
Undisbursed portion of construction loans in process	2,251

Total	$65,688

page -15-

10. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic	3,592,286	3,730,759	3,582,760	3,726,061
Diluted	3,600,292	3,746,480	3,592,571	3,743,211
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.
11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Advances consists of the following:

	March 31,		September 30,
	2009		2008
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate
1 to 12 months	$21,230	4.48%	$35,855	3.18%
13 to 24 months	20,000	4.52%	31,405	4.36%
25 to 36 months	33,152	4.40%	17,739	4.33%
37 to 48 months	49,339	4.26%	57,090	4.48%
49 to 60 months	54,905	4.04%	39,282	3.97%
61 to 72 months	4,360	3.58%	26,444	4.05%
73 to 84 months	15,000	3.89%	19,683	3.81%
85 to 120 months	120,161	4.39%	120,348	4.25%

Total	$318,147	4.29%	$347,846	4.12%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank (“FHLB”) stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at March 31, 2009 and $21.8 million was used as of September 30, 2008, for general purposes. Included in the table above at March 31, 2009 and September 30, 2008 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $513.3 million of which $268.1 million was used as of March 31, 2009. In addition, there are three long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.
12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companie’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.
As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ratios disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2009
Tier 1 Capital (to assets)	$48,978	5.98%	$32,799	4.00%	$40,985	5.00%
Tier 1 Capital (to risk weighted assets)	48,978	11.39%	17,200	4.00%	25,800	6.00%
Total Capital (to risk weighted assets)	51,170	11.90%	34,400	8.00%	43,000	10.00%

As of September 30, 2008
Tier 1 Capital (to assets)	$47,191	5.69%	$33,167	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	47,191	10.97%	17,203	4.00%	25,804	6.00%
Total Capital (to risk weighted assets)	49,179	11.44%	34,406	8.00%	43,007	10.00%

page -16-

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
In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	March 31,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$1,014	$1,014	$—	$—
Mortgage-backed securities available for sale	796	—	796	—

	$1,810	$1,014	$796	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loan	$1,494	$—	$—	$1,494

The following valuation techniques were used to measure fair value of assets in the tables above:
• Available for sale securities — The fair value of securities available for sale (carried at the fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were use to support fair values of certain Level 3 investments.
• Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $1,868 million less their specific valuation allowances of $374,000 as determined under SFAS 114.

page -17-

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

page -18-

Other-than-Temporary Impairment of Investment Securities
Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. The Company recorded an other-than-temporary impairment charge of $449,000 in the second quarter ended March 31, 2009 related to several equity securities held by the Company.
Changes in Financial Position for the Six-Month Period Ended March 31, 2009
Total assets at March 31, 2009 were $813.7 million, a decrease of $12.0 million for the six-month period then ended. The decrease was primarily due to the sales and maturities of investments and mortgage-backed securities which total approximately $18.8 million. The decrease in assets was partially offset by the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $6.5 million.
The proceeds from the sales and maturities of investments were used to pay down borrowings. During the six-month period ended March 31, 2009, the total borrowings decreased by $29.7 million to $318.1 million. The decrease in borrowings was partially offset by an increase in deposits of $14.0 million. Advances from borrowers for taxes and insurance increased by $3.1 million due to the timing of property tax payments.
Comparisons of Results of Operations for the Three Month and Six Month Period Ended March 31, 2009 with the Three Month and Six Month Period Ended March 31, 2008
Net Interest Income
Net interest income was $4.4 million for the three-month period ended March 31, 2009 compared to $3.2 million for the comparable period in 2008. The increase in the net interest income for the three-month period ended March 31, 2009 when compared to the same period in 2008 can be attributed to the increase in interest rate spread from 1.39% in 2008 to 1.97% in 2009, and the difference between the average interest earning assets in relation to the average interest bearing liabilities in comparable periods. The increase in the net interest income for the six-month period ended March 31, 2009 when compared to the same period in 2008 can be attributed to the increase in interest rate spread from 1.63% in 2008 to 2.02% in 2009. Net interest income was $8.5 million for the six-month period ended March 31, 2009 compared to $6.1 million for the comparable period in 2008.
Non-Interest Income
Non-interest income decreased to $23,000 for the three-month period ended March 31, 2009 from $467,000 for the comparable period in 2008. The decrease is primarily due to an impairment write-down of four equity securities resulting in a loss of $449,000. Non-interest income decreased to $494,000 for the six-month period ended March 31, 2009 from $966,000 for the comparable period in 2008.
Non-Interest Expenses
For the three-month period ended March 31, 2009, non-interest expenses increased by $394,000 or 16.2% to $2.8 million compared to $2.4 million for the same period in 2008. For the six month period ended March 31, 2009, non-interest expenses increased by $762,000 or 15.8% to $5.6 million compared to $4.8 million for the same period in 2008. These period costs are primarily due to normal salary increases and increases in the cost of healthcare costs. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s new commercial loan department business banking and additional FDIC premiums. The annualized ratio of non-interest expenses to average assets for the three and six month periods ended March 31, 2009 and 2008 were 1.37%,1.35% and 1.21%, 1.22%, respectively.

page -19-

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
These premium increases began in January 2009 and increased our non-interest expenses by $227,000 in the quarter ended March 31, 2009 as FDIC premium expense increased to $239,000 from $12,000.
Income Taxes
The Company made provisions for income taxes of $258,000 and $684,500 for the three-month period and six-month period ended March 31, 2009, respectively, compared to $205,503 and $387,503 for the comparable periods in 2008. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
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
As of March 31, 2009, the Company had $65.7 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $513.3 million at March 31, 2009 of which $268.1 million was outstanding at March 31, 2009.
The Bank’s net income for the six months ended March 31, 2009 is $2.6 million compared to $1.8 million for the comparable period in 2008. This increased the Bank’s stockholder’s equity to $49 million or 6.02% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.
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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2009, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$60,474	$56,793	$45,177	$179,083	$341,527
Commercial loans	20,444	5,609	10,081	13,840	49,974
Mortgage-backed securities	63,960	65,897	32,288	31,034	193,179
Consumer and other loans	50,124	21,712	10,173	15,377	97,386
Investment securities and other investments	84,294	14,254	4,020	3,497	106,065

Total interest-earning assets	279,296	164,265	101,739	242,831	788,131

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	2,584	2,584
NOW and checking accounts	—	—	—	47,702	47,702
Consumer Money Market Deposit accounts	12,206	—	—	33,506	45,712
Business Money Market Deposit accounts	6,626	—	—	2,208	8,834
Certificate accounts	214,921	71,366	36,453	—	322,740
Borrowed money	27,749	63,171	93,369	133,858	318,147

Total interest-bearing liabilities	261,502	134,537	129,822	219,858	745,719

Repricing GAP during the period	$17,794	$29,728	$(28,083)	$22,973	$42,412

Cumulative GAP	$17,794	$47,522	$19,439	$42,412

Ratio of GAP during the period to total assets	2.19%	3.65%	-3.45%	2.82%

Ratio of cumulative GAP to total assets	2.19%	5.84%	2.39%	5.21%

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

page -22-

Part II OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Part 1, Item 1A, Risk Factors"' of the Company’s Form 10-K for the year ended September 30, 2008. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company’s business.
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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: May 14, 2009	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Brendan J. McGill
Brendan J. McGill
Senior Vice President Treasurer and Chief Financial Officer

page -24-

Exhibit Index

No.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

page -25-