Form 10-Q
period 2009-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2009-08-14
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Common Stock, $.01 Par Value, 3,614,903 shares outstanding as of August 14, 2009

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	June 30,	September 30,
(In thousands, except share data)	2009	2008

Assets
Cash and amounts due from depository institutions	$2,645	$2,217
Interest bearing deposits in other banks	20,481	7,157

Total cash and cash equivalents	23,126	9,374
Investment securities held to maturity (fair value — June 30, $77,672; September 30, $78,973)	77,337	79,254
Investment securities available-for-sale at fair value	19,827	854
Mortgage-backed securities held to maturity (fair value — June 30, $179,833; September 30, $211,814)	175,275	213,933
Mortgage-backed securities available-for-sale at fair value	816	758
Loans receivable (net of allowance for loan losses — June 30, $2,272; September 30, $1,988)	483,098	476,858
Accrued interest receivable	3,341	3,799
Federal Home Loan Bank stock — at cost	16,096	16,574
Real estate owned	567	—
Office properties and equipment, net	9,739	9,769
Prepaid expenses and other assets	15,928	14,502

TOTAL ASSETS	$825,150	$825,675

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$450,997	$425,513
Short-term borrowings	—	21,800
Long-term debt	316,088	326,046
Accrued interest payable	1,615	1,686
Advances from borrowers for taxes and insurance	5,583	1,483
Accounts payable and accrued expenses	1,484	1,938

Total liabilities	775,767	778,466

Stockholders’ equity:
Preferred Stock: $.01 par value; 12,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 25,000,000 shares authorized; 3,921,177 shares issued; outstanding June 30, 2009 3,614,903 shares September 30, 2008 3,567,934 shares	39	39
Additional Paid-in capital	8,022	7,993
Treasury stock, at cost (June 30, 2009, 306,274 shares; September 30, 2008, 353,243)	(4,373)	(5,017)
Retained earnings — partially restricted	45,734	44,235
Accumulated other comprehensive loss	(39)	(41)

Total stockholders’ equity	49,383	47,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,150	$825,675

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME:
Interest on mortgage loans	$4,961	$4,797	$15,066	$14,053
Interest on commercial loans	774	449	2,223	1,166
Interest on mortgage-backed securities	2,209	2,724	7,163	7,442
Interest on consumer and other loans	1,144	1,373	3,639	4,356
Interest on taxable investments	572	1,114	2,134	3,943
Interest on tax-exempt investments	312	345	968	1,043
Dividends on investment securities	1	10	10	32

Total interest income	9,973	10,812	31,203	32,035

Interest Expense:
Interest on deposits	2,642	3,685	8,356	11,997
Interest on borrowings	3,486	3,371	10,460	10,209

Total interest expense	6,128	7,056	18,816	22,206

Net Interest Income	3,845	3,756	12,387	9,829
Provision for loan losses	90	35	290	40

Net Interest Income after Provision for Loan Losses	3,755	3,721	12,097	9,789

Other Income:
Customer service fees	161	156	497	460
Impairment of equity securities	—	(252)	(449)	(252)
Gain on sale of investments	—	—	(11)	—
Loss on sale of investments	—	—	20	4
Income on bank-owned life insurance	121	120	364	372
Other income	178	177	534	583

Total other income	460	201	955	1,167

Other Expenses:
Salaries and employee benefits	1,523	1,437	4,719	4,195
Occupancy and equipment	299	289	900	817
Deposit insurance premiums	604	12	861	37
Data processing	146	186	409	434
Other	541	630	1,798	1,882

Total other expenses	3,113	2,554	8,687	7,365

Income before Income Taxes	1,102	1,368	4,365	3,591

Income tax expense	246	332	930	720

Net Income	$856	$1,036	$3,435	$2,871

Basic Earnings Per Share	$0.24	$0.29	$0.96	$0.78

Diluted Earnings Per Share	$0.24	$0.29	$0.95	$0.77

Dividends Per Share	$0.18	$0.17	$0.54	$0.51

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Net Income	$856	$1,036
Other Comprehensive Income
Unrealized gain (loss) on securities available for sale, net of tax benefit — 2009, ($3); 2008, ($2) and reclassifications	6 (1)	4	(1)

Total Comprehensive Income	$862	$1,040

	2009	2008
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain (loss) arising during the three months ended	$9	$(246)
Reclassification adjustment for net losses (gains) included in net income	—	252

	$9	6
Tax (expense) benefit	(3)	(2)

Net unrealized gain on securities avalaible for sale	$6	$4

	Nine Months Ended
	June 30,
(In thousands)	2009	2008

Net Income	$3,435	$2,871

Other Comprehensive Income

Unrealized gain (loss) on securities available for sale, net of tax benefit — 2009, $1; 2008, $55 and reclassifications	2 (1)	(107	)(1)

Total Comprehensive Income	$3,437	$2,764

	2009	2008
(1) Disclosure of reclassification amount, net of tax for the nine months ended:
Net unrealized gain (loss) arising during the nine months ended	$(437)	$(410)
Reclassification adjustment for net losses (gains) included in net income	440	248

	$3	(162)
Tax (expense) benefit	(1)	55

Net unrealized loss on securities available for sale	$2	$(107)

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				3,435			3,435
Dividends — $.54 per share				(1,936)			(1,936)
Stock option compensation			102				102
Treasury stock delivered under employee stock plan	10,000		(17)			137	120
Treasury stock delivered under reinvestment plan	34,885		(47)			478	431
Employee options exercised	2,084		(9)			29	20
Change in unrealized holding loss on available-for-sale securities, net of tax					2		2

Balance at June 30, 2009	3,614,903	$39	$8,022	$45,734	$(39)	$(4,373)	$49,383

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2007	3,717,519	$39	$8,044	$42,363	$(89)	$(3,316)	$47,041

Net income				2,871			2,871
Dividends — $.51 per share				(1,868)			(1,868)
Stock option compensation			88				88
Treasury stock purchased	(205,358)					(2,557)	(2,557)
Treasury stock delivered under employee stock plan	8,000		(26)			133	107
Treasury stock delivered under reinvestment plan	31,122		(78)			487	409
Employee options exercised	2,250		(19)			38	19
Change in unrealized holding loss on available-for-sale securities, net of tax					(107)		(107)

Balance at June 30, 2008	3,553,533	$39	$8,009	$43,366	$(196)	$(5,215)	$46,003

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
(In thousands)	2009	2008
Operating Activities:
Net Income	$3,435	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	347	387
Provision for loan losses	290	40
Gain on sales of investments	(20)	(4)
Loss on sales of investments	11	—
Loss on impairment of equity securities	449	252
Amortization of deferred loan fees	47	12
Net amortization of premiums and discounts	107	122
Increase in cash surrender value	(364)	(372)
Compensation charge on stock options	102	88
Changes in assets and liabilities which provided (used) cash:
(Decrease) increase in accounts payable and accrued expenses	(453)	284
Increase in prepaid expenses and other assets	(1,063)	(1,189)
Decrease in accrued interest receivable	458	41
(Decrease) increase in accrued interest payable	(71)	11

Net cash provided by operating activities	3,275	2,543

Investing Activities:
Purchase of mortgage-backed securities held to maturity	—	(61,396)
Purchase of investment securities held to maturity	(25,000)	(20,997)
Purchase of investment securities available-for-sale	(19,478)	—
Net redemption of FHLB stock	478	(1,012)
Proceeds from the sale of investment securities available-for-sale	—	422
Proceeds from maturities of investment securities held to maturity	1,365	31,818
Principal collected on mortgage-backed securities	64,112	39,172
Principal collected on long-term loans	101,726	66,039
Long-term loans originated or acquired	(108,870)	(103,170)
Purchases of premises and equipment	(317)	(212)

Net cash provided by (used in) investing activities	14,016	(49,336)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	17,606	5,302
Net increase in certificates of deposit	7,878	11,584
Cash dividends	(1,505)	(1,459)
Net decrease in short-term borrowings	(21,800)	(19,000)
Proceeds from long-term debt	24,500	93,000
Repayment of long-term debt	(34,458)	(43,455)
Acquisition of treasury stock	—	(2,557)
Treasury stock delivered under employee stock plans	140	126
Net increase in advances from borrowers for taxes and insurance	4,100	4,423

Net cash (used in) provided by financing activities	(3,539)	47,964

INCREASE IN CASH AND CASH EQUIVALENTS	13,752	1,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,374	8,317

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,126	$9,488

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$12,887	$22,195
Income taxes	1,203	683
Non — cash transfer of loans to real estate owned	567	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2009 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2008.
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
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year’s classifications. The reclassifications had no effect on net income.
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

page -6-

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

page -7-

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

page -8-

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

page -9-

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosures were required.
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
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosures were required.
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
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these new provisions resulted in additional disclosure about the fair value of financial instruments in connection with the Company’s June 30, 2009 quarterly report, but did not have a material impact to our consolidated financial statements.

page -10-

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

page -11-

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due after 1 year through 5 years	$13,000	$149	$(53)	$13,096
Due after 5 years through 10 years	6,000	—	(85)	5,915
Due after 10 years through 15 years	32,000	252	(172)	32,080
Due after 15 years	2,430	181	—	2,611
Tax Exempt Obligations
Due after 5 years through 10 years	2,668	85	—	2,753
Due after 10 years through 15 years	18,848	509	(208)	19,149
Due after 15 years	2,391	—	(323)	2,068

Total Investment Securities	$77,337	$1,176	$(841)	$77,672

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due after 1 year through 5 years	$5,000	$67	$—	$5,067
Due after 5 years through 10 years	2,000	5	—	2,005
Due after 10 years through 15 years	38,497	11	(341)	38,167
Due after 15 years	8,818	64	(44)	8,838
Tax Exempt Obligations
Due after 10 years through 15 years	21,544	592	(109)	22,027
Due after 15 years	3,395	—	(526)	2,869

Total Investment Securities	$79,254	$739	$(1,020)	$78,973

A summary of investments with unrealized losses, aggregated by category, at June 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$24,690	$(310)	$—	$—	$24,690	$(310)
Tax exempt obligations	4,453	(208)	2,068	(323)	6,521	(531)

Total	$29,143	$(518)	$2,068	$(323)	$31,211	$(841)

At June 30, 2009, investment securities in a gross unrealized loss position for twelve months or longer consisted of 4 Tax Exempt Obligations that at such date had an aggregate depreciation of 13.5% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company does not have the intention to sell and does not believe it will be required to sell any of the securities in an unrealized loss position prior to a recovery at amortized cost. Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$34,501	$(385)	$—	$—	$34,501	$(385)
Tax exempt obligations	4,502	(298)	1,675	(337)	6,177	(635)

Total	$39,003	$(683)	$1,675	$(337)	$40,678	$(1,020)

page -12-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$452	$21	$(111)	$362
Money Market Mutual Funds	19,465	—	—	19,465

Total Investment Securities	$19,917	$21	$(111)	$19,827

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$877	$46	$(81)	$842
Money Market Mutual Funds	12	—	—	12

Total Investment Securities	$889	$46	$(81)	$854

A summary of investments with unrealized losses, aggregated by category, at June 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$131	$(32)	$211	$(79)	$342	$(111)

During the nine month period ended June 30,2009, the Company recognized an impairment charge of $449,000 on the equity securities of four financial institutions. In addition for the nine month period ended June 30, 2008, the Company recognized an impairment charge of $252,000 on the equity securities of two financial institutions. In total the Company has recognized an impairment charge of $701,000 on equity securities.
As of June 30, 2009 there were four equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities for a reasonable period of time until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$258	$(14)	$339	$(67)	$597	$(81)

page -13-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$12,419	$120	$(486)	$12,053
FHLMC pass-through certificates	70,452	2,200	—	72,652
FNMA pass-through certificates	92,404	2,724	—	95,128

Total mortgage-backed securities	$175,275	$5,044	$(486)	$179,833

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$14,708	$8	$(624)	$14,092
FHLMC pass-through certificates	88,594	283	(826)	88,051
FNMA pass-through certificates	110,431	99	(1,061)	109,469
GNMA pass-through certificates	200	2	—	202

Total mortgage-backed securities	$213,933	$392	$(2,511)	$211,814

A summary of securities with unrealized losses, aggregated by category, at June 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$—	$—	$7,999	$(486)	$7,999	$(486)

At June 30, 2009, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 6 securities that at such date had an aggregate depreciation of 5.7% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The Company does not have the intention to sell and does not believe it will be required to sell any of the securities in an unrealized loss position prior to a recovery of amortized cost. Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.
A summary of securities with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$159,415	$(2,412)	$4,615	$(99)	$164,030	$(2,511)

page -14-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$31	$—	$816

Total Mortgage-Backed Securities	$785	$31	$—	$816

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$(27)	$758

Total Mortgage-Backed Securities	$785	$—	$(27)	$758

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	June 30, 2009	September 30, 2008
Residential Mortgages	$336,923	$337,316
Commercial Mortgages	54,201	44,407
Construction	3,042	8,346
Savings Account	1,075	955
Home Equity	52,635	66,280
Automobile and other	1,066	1,000
Home Equity Line of Credit	38,264	26,103

Total	487,206	484,407
Undisbursed portion of loans in process	(1,164)	(5,109)
Deferred loan fees	(672)	(452)
Allowance for loan losses	(2,272)	(1,988)

Loans Receivable — net	$483,098	$476,858

The total amount of loans being serviced for the benefit of others was approximately $2,568,000 and $2,918,000 at June 30, 2009 and September 30, 2008, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)		(In thousands)
Balance, beginning of period	$2,193	$1,924	$1,988	$1,933
Provision for loan losses	90	35	290	40
Recoveries	9	3	26	9
Charge offs	(20)	(2)	(32)	(22)

Balance, end of period	$2,272	$1,960	$2,272	$1,960

page -15-

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
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of June 30, 2009.
8. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	June 30, 2009	September 30, 2008
Non-interest bearing checking accounts	$11,820	$10,963
NOW accounts	17,863	14,315
Interest bearing checking accounts	30,422	27,888
Money market demand accounts	62,455	52,005
Passbook and club accounts	2,858	2,641
Certificate of deposit accounts	325,579	317,701

Total deposits	$450,997	$425,513

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2009 and September 30, 2008 amounted to approximately $59.1 million and $53.4 million, respectively.
9. COMMITMENTS
At June 30, 2009, the following commitments were outstanding:

(In thousands)
Letters of credit	$534
Commitments to originate loans	21,383
Unused portion of home equity lines of credits	46,476
Unused portion of commercial lines of credits	4,347
Undisbursed portion of construction loans in process	842

Total	$73,582

page -16-

10. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic	3,608,620	3,555,039	3,591,380	3,669,262
Diluted	3,622,751	3,598,927	3,602,169	3,713,388
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.
11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Advances consists of the following:

	June 30,		September 30,
	2009		2008
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$25,778	4.39%	$35,855	3.18%
13 to 24 months	15,000	4.71%	31,405	4.36%
25 to 36 months	54,855	4.56%	17,739	4.33%
37 to 48 months	36,062	3.79%	57,090	4.48%
49 to 60 months	45,131	4.23%	39,282	3.97%
61 to 72 months	4,196	3.58%	26,444	4.05%
73 to 84 months	20,000	4.13%	19,683	3.81%
85 to 120 months	115,066	4.37%	120,348	4.25%

Total	$316,088	4.31%	$347,846	4.12%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank (“FHLB”) stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at June 30, 2009 and $21.8 million was used as of September 30, 2008, for general purposes. Included in the table above at June 30, 2009 and September 30, 2008 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $501.1 million of which $266.1 million was used as of June 30, 2009. In addition, there are three long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companie’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ratios disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2009
Tier 1 Capital (to assets)	$49,372	6.04%	$32,691	4.00%	$40,864	5.00%
Tier 1 Capital (to risk weighted assets)	49,372	11.31%	17,466	4.00%	26,199	6.00%
Total Capital (to risk weighted assets)	51,644	11.83%	34,932	8.00%	43,665	10.00%

As of September 30, 2008
Tier 1 Capital (to assets)	$47,191	5.69%	$33,167	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	47,191	10.97%	17,203	4.00%	25,804	6.00%
Total Capital (to risk weighted assets)	49,179	11.44%	34,406	8.00%	43,007	10.00%

page -17-

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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$19,827	$19,827	$—	$—
Mortgage-backed securities available for sale	816	—	816	—

	$20,643	$19,827	$816	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$998	$—	$—	$998

On April 9, 2009 the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 107, Disclosures about Fair Value of Financial Instruments, in staff position FAS 107-1. FAS 107-1 requires publicly traded companies (to include companies registered with the Securities and Exchange Commission) to disclose in the notes of interim financial statements the fair value and carrying value of assets and liabilities as of the statement date. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. FAS 107-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 requires comparative disclosures only for periods ending after initial adoption
The following valuation techniques were used to measure fair value of the Company’s financial instruments in the tables above and below:
Cash and Cash Equivalents (Carried at Cost)
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.
Securities
The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

page -18-

Loans Receivable (Carried at Cost)
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.
Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $1,256 million less their specific valuation allowances of $258,000 as determined under SFAS 114.
Federal Home Loan Bank Stock (Carried at Cost)
The carrying amount of this restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.
Accrued Interest Receivable and Payable (Carried at Cost)
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.
Deposit Liabilities (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of a aggregated expected monthly maturities on time deposits.
Borrowings (Carried at Cost)
Fair values of borrowings are estimated using discounted cash flow analysis, based on quoted prices for new advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.
Off-Balance Sheet financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2009.
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the market data to develop the estimates.
The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30,
	2009
	Carrying	Estimated Fair
(In Thousands)	Amount	Value

Assets:
Cash and cash equivalents	$23,126	$23,126
Investment securities held to maturity	77,337	77,672
Investment securities available-for-sale	19,827	19,827
Mortgage-backed securities held to maturity	175,275	179,833
Mortgage-backed securities available-for-sale	816	816
Loans receivable — net	483,098	493,793
Federal Home Loan Bank Stock	16,096	16,096
Accrued interest receivable	3,341	3,341

Liabilities:
Checking, Passbook, Club and NOW accounts	63,055	63,055
Money Market Demand accounts	62,463	62,463
Certificate accounts	325,579	330,538
Borrowings	316,088	336,676
Accrued interest payable	1,615	1,615
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
14. EVENTS OR TRANSACTIONS SUBSEQUENT TO THE BALANCE SHEET DATE
In May 2009, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 165, Subsequent Events. This new standard applies to interim and annual financial periods ending after June 15, 2009. The statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. For the purposes of this accounting standard, the Company has evaluated subsequent events through August 14, 2009; the date financial statements were issued.

page -19-

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

page -20-

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
Changes in Financial Position for the Nine-Month Period Ended June 30, 2009
Total assets at June 30, 2009 were $825.1 million, a decrease of $525,000 for the nine-month period then ended. The decrease was primarily due to mortgage-backed securities’ pay-downs totaling $38.6 million. The decrease in assets was offset by the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $6.2 million.
In addition, the decrease was offset by an increase in investment securities and cash in combination, totaling approximately $30.8 million.
During the nine-month period ended June 30, 2009, the total deposits increased by $25.5 million to $451 million. The increase was offset by a decrease in borrowings of $31.8 million. Advances from borrowers for taxes and insurance also increased by $4.1 million due to the timing of property tax payments.
Comparisons of Results of Operations for the Three Month and Nine Month Period Ended June 30, 2009 with the Three Month and Nine Month Period Ended June 30, 2008
Net Interest Income
Net interest income was $3.8 million for the three-month periods ended June 30, 2009 and June 30, 2008. Net interest income for the three-month period ended June 30, 2009 remained the same when compared to the same period in 2008. The interest rate spread decreased from 1.84% in 2008 to 1.72% in 2009, this was offset by an increase in the difference between the average interest earning assets in relation to the average interest bearing liabilities in comparable periods. The increase in the net interest income for the nine-month period ended June 30, 2009 when compared to the same period in 2008 can be attributed to the increase in interest rate spread from 1.32% in 2008 to 1.85% in 2009. Net interest income was $12.4 million for the nine-month period ended June 30, 2009 compared to $9.8 million for the comparable period in 2008.
Non-Interest Income
Non-interest income increased to $460,000 for the three-month period ended June 30, 2009 from $201,000 for the comparable period in 2008. The increase is primarily due to an impairment write down of equity securities resulting in a loss of $252,000 in the June 30, 2008 period. Non-interest income decreased to $955,000 for the nine-month period ended June 30, 2009 from $1.17 million for the comparable period in 2008. The decrease is primarily due to a difference in impairment write downs of equity securities resulting in losses of $449,000 and $252,000 in the June 30, 2009 and June 30, 2008 periods, respectively.
Non-Interest Expenses
For the three-month period ended June 30, 2009, non-interest expenses increased by $559,000 or 21.9% to $3.1 million compared to $2.6 million for the same period in 2008. For the nine month period ended June 30, 2009, non-interest expenses increased by $1.3 million or 18.0% to $8.7 million compared to $7.4 million for the same period in 2008. These increased costs are primarily due to the increase in FDIC insurance, normal salary increases and increases in healthcare costs. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s new commercial loan department business banking and additional FDIC premiums. The annualized ratio of non-interest expenses to average assets for the three and nine month periods ended June 30, 2009 and 2008 were 1.52%,1.41% and 1.25%, 1.22%, respectively.
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

page -21-

FDIC insurance expense increased to $604,000 for the three-month period ended June 30, 2009 from $12,000 for the comparable period in 2008. The $592,000 increase was due to a $382,000 special assessment, in addition to an increase in assessment rates, which was effective January 1, 2009. FDIC insurance premiums were reduced by $54,000 for one-time credits in the three-month period ended June 30, 2008.
For the nine month period ended June 30, 2009, FDIC insurance expense increased $824,000 to $861,000 compared to $37,000 for the same period in 2008. The increase is due to the $382,000 special assessment, in addition to an increase in assessment rates, which was effective January 1, 2009. FDIC insurance premiums were reduced by $88,000 and $166,000 for one-time credits in the nine-month period ended June 30, 2009 and 2008, respectively.
Income Taxes
The Company made provisions for income taxes of $246,000 and $930,000 for the three-month period and nine-month period ended June 30, 2009, respectively, compared to $332,000 and $720,000 for the comparable periods in 2008. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.
Liquidity and Capital Resources
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
As of June 30, 2009, the Company had $73.6 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $501.1 million at June 30, 2009 of which $266.1 million was outstanding at June 30, 2009.
The Bank’s net income for the nine months ended June 30, 2009 is $3.4 million compared to $2.9 million for the comparable period in 2008. This increased the Bank’s stockholder’s equity to $49.3 million or 5.98% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

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

page -22-

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2009, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$56,495	$56,325	$44,842	$179,261	$336,923
Commercial loans	23,962	5,746	12,225	12,268	54,201
Mortgage-backed securities	58,028	60,213	29,503	28,347	176,091
Consumer and other loans	55,236	19,752	9,206	11,888	96,082
Investment securities and other investments	90,843	18,759	18,020	6,119	133,741

Total interest-earning assets	284,564	160,795	113,796	237,883	797,038

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	2,858	2,858
NOW and checking accounts	—	—	—	48,285	48,285
Consumer Money Market Deposit accounts	14,057	—	—	35,772	49,829
Business Money Market Deposit accounts	9,470	—	—	3,156	12,626
Certificate accounts	209,842	76,078	39,659	—	325,579
Borrowed money	32,358	79,965	70,219	133,546	316,088

Total interest-bearing liabilities	265,727	156,043	109,878	223,617	755,265

Repricing GAP during the period	$18,837	$4,752	$3,918	$14,266	$41,773

Cumulative GAP	$18,837	$23,589	$27,507	$41,773

Ratio of GAP during the period to total assets	2.28%	0.58%	0.47%	1.73%

Ratio of cumulative GAP to total assets	2.28%	2.86%	3.33%	5.06%

page -23-

Item 4.	Controls and Procedures
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

page -24-

Part II OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There are no material changes to the risk factors set forth in Part 1, Item 1A, Risk Factors’” of the Company’s Form 10-K for the year ended September 30, 2008. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

No.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

page -25-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: August 14, 2009	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Brendan J. McGill
Brendan J. McGill
Senior Vice President Treasurer and Chief Financial Officer

page -26-

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer