Form 10-Q/A
period 2009-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2009-09-16
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q/A
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 Par Value, 3,614,903 shares outstanding as of August 14, 2009

Explanatory Note
This Form 10-Q/A of Harleysville Savings Financial Corporation (the “Company”) is being filed to correct the certifications filed as Exhibits 31.1 and 31.2 in the Company’s Form 10-Q for the quarterly period ended June 30, 2009 filed with the Securities and Exchange Commission on August 14, 2009.
Item 6. Exhibits and Reports on Form 8-K
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

Date: September 15, 2009	By:	/s/ Ronald B. Geib
Ronald B. Geib
President and Chief Executive Officer

Date: September 15, 2009	By:	/s/ Brendan J. McGill
Brendan J. McGill
Senior Vice President and Chief Financial Officer