Form 10-K
period 2009-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2009-12-18
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-29709
HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-3028464

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

271 Main Street, Harleysville, Pennsylvania	19438

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 256-8828
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market, LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 3,167,626 shares of the Registrant’s common stock held by non-affiliates (3,603,409 shares outstanding, less 435,783 shares held by affiliates), based upon the closing price of $11.64 for a share of common stock on March 31, 2009, as reported by the Nasdaq Stock Market, was approximately $36.9 million. Shares of common stock held by executive officers, directors and by each person who owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of December 4, 2009: 3,638,205
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 9 and Part III, Items 10-14 of this Form 10-K.

HARLEYSVILLE SAVINGS FINANICAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2009
 i

Forward-Looking Statements
     This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Harleysville Savings Financial Corporation and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Harleysville Savings Financial Corporation and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Harleysville Savings Financial Corporation is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Harleysville Savings Financial Corporation will be engaged. Harleysville Savings Financial Corporation undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.
     As used in this report, unless the context otherwise requires, the terms “we,” “us,” or the “Company” refer to Harleysville Savings Financial Corporation, a Pennsylvania corporation, and the term the “Bank” refers to Harleysville Savings Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.
PART I
Item 1. Business.
General
     Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the “Reorganization”). In August 1987, the Bank’s predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County, Pennsylvania. The Bank’s primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2009, the Company had $830.0 million of total assets, $466.6 million of deposits and $50.1 million of stockholders’ equity. The Company’s stockholders’ equity constituted 6.04% of total assets as of September 30, 2009.
     The Bank’s primary business consists of attracting deposits from the general public and business customers through a variety of deposit programs and investing such deposits principally in first mortgage loans secured by residential properties in the Bank’s primary market area. The Bank also originates a variety of consumer loans, predominately home equity loans and lines of credit also secured by residential properties in the Bank’s primary lending area. The Bank is also engaged in the general commercial banking business, and provides a full range of commercial loans and commercial real estate loans to customers in the Bank’s primary market area. The Bank serves its customers through its full-service branch network as well as through remote ATM locations, the internet and telephone banking.
     Deposits with the Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking (“Department”). It is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh” or “FHLB”), which is one of the 12 regional banks comprising the Federal Home Loan Bank System (“FHLB System”). The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves required to be maintained against deposits and certain other matters.
     The Company’s principal executive offices are located at 271 Main Street, Harleysville, Pennsylvania 19438 and its telephone number is (800) 243-8700.
Competition
     The Company faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company faces additional significant competition for investors’ funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.
     The Company’s competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. FIRREA has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.
Lending Activities
     Loan Portfolio Composition. The Company’s loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2009, first mortgage loans on residential properties, including loans on single-family and multi-family residential properties and construction loans on such properties, amounted to $349.1 million or 69.4% of the Company’s total loan portfolio. Loans on the Company’s residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency).
     As of September 30, 2009, loans secured by commercial real estate and commercial business loans comprised $49.0 and $10.4 million or 9.7% and 2.1% of the total loan portfolio, respectively. Home equity lines, including installment home equity loans and home equity lines of credit comprised $92.4 million or 18.4% of the total loan portfolio. Consumer loans, including automobile loans, loans on savings accounts and education loans, constituted $2.2 million or 0.4% of the total loan portfolio as of September 30, 2009.
     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	As of September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential
Single-family	343,064	68.2%	333,756	68.9%	$302,271	71.3%	$283,595	72.2%	$268,546	71.9%
Multi-family	1,997	0.4	2,392	0.5	2,589	0.6	2,933	0.7	2,893	0.8
Construction	2,912	0.6	8,346	1.7	6,093	1.4	6,987	1.8	7,640	2.0
Lot loans	1,141	0.2	1,167	0.2	483	0.1	626	0.2	801	0.2
Home equity	92,434	18.4	92,383	19.1	95,602	22.5	96,015	24.4	91,304	24.4
Commercial real estate	48,958	9.7	37,823	7.8	12,874	3.0	920	0.2	702	0.2

Total real estate loans	490,506	97.5%	475,867	98.2%	419,912	99.0%	391,076	99.5%	371,886	99.5%

Non-real estate loans:
Commercial business loans	10,389	2.1	6,584	1.4	2,440	0.6	—	0.0	—	0.0
Consumer non-real estate loans	2,242	0.4	1,955	0.4	1,881	0.4	1,815	0.5	1,693	0.5

Total consumer loans	12,631	2.5%	8,539	1.8%	4,321	1.0%	1,815	0.5%	1,693	0.5%

Total loans receivable	503,137	100.0%	484,406	100.0%	424,233	100.0%	392,891	100.0%	373,579	100.0%

Less:
Loans in process	(1,873)		(5,108)		(2,794)		(4,941)		(4,934)
Deferred loan fees	(779)		(452)		(453)		(544)		(671)
Allowance for loan losses	(2,094)		(1,988)		(1,933)		(1,956)		(1,968)

Total loans receivable net	$498,391		$476,858		$419,053		$385,450		$366,006

     Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2009 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

	Principal Balance	Principal Repayments Contractually Due in Year(s) Ended September 30,
	at September 30,			2012-			2024-and
	2009	2010	2011	2014	2015-2018	2019-2023	Thereafter
	(In Thousands)
Residential real estate loans:
Single-family	$343,064	$5,146	$5,489	$18,525	$42,197	$60,380	$211,327
Multi-family	1,997	30	32	108	246	351	1,230
Construction	2,912	43	47	157	358	513	1,794
Lot loans	1,141	62	67	230	517	265	—
Mortgage-backed Securities	163,215	2,448	2,775	9,140	20,565	28,889	99,398
Home equity lines of credit	92,434	8,966	9,520	17,655	42,335	13,958	—
Commercial real estate	48,958	1,762	1,910	6,707	15,520	23,059	—
Commercial business loans	10,389	377	405	1,423	3,293	4,891	—
Consumer and other loans	2,242	276	296	1,026	504	140	—

Total(1)	$666,352	$19,110	$20,541	$54,971	$125,535	$132,446	$313,749

(1)	With respect to the $647.2 million of loans with principal maturities contractually due after September 30, 2010, $565.8 million have fixed rates of interest and $81.4 million have adjustable or floating rates of interest.
     Contractual principal maturities of loans do not necessarily reflect the actual term of the Company’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.
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
     Origination, Purchase and Sale of Loans. Although the Company has general authority to originate, purchase and sell loans secured by real estate located throughout the United States, the Company’s lending activities are focused in its assessment area of Montgomery County, Pennsylvania and surrounding suburban counties.
     The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company. The Company generally does not engage in the purchase of whole loans. The Company did engage in the acquisition of participations of commercial loans on a limited basis during fiscal years ended September 30, 2009 and 2008.
     On occasion, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests, we generally have sold them to mitigate our risks in certain situations.

During the year ended September 30, 2009, we sold one loan in the amount of $945,000.
     The Company’s total loan originations increased by $9.4 million or 6.6% in fiscal 2009 and increased by $21.7 million or 17.7% in fiscal 2008. Of the $153.0 million and $144.0 million of total loans originated in fiscal 2009 and 2008, respectively, $66.0 million and $68.0 million were originated to fund Single-family residential properties, $12.7 million and $9.4 million, respectively, were loans originated to fund multi-family and construction properties and $68.0 million and $61.0 million were to fund Commercial real estate and home equity lines of credits which are secured by real estate. The Company’s total real estate loan originations increased by $8.0 million or 6.4% from prior year. The non-real estate loans originated totaled $6.4 million and $5.4 million in 2009 and 2008, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.
     The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended September 30,
	2009	2008
	(In Thousands)
Real estate loan originations:
Residential:
Single-family	$65,740	$67,873
Multi-family	—	—
Construction	12,685	9,395
Lot loans	—	—
Home equity	38,217	33,500
Commercial real estate	29,966	27,485
Commercial business loans	5,508	4,279
Consumer non-real estate loans (1)	916	1,084

Total loan originations	153,032	143,616
Purchases of mortgage-backed securities	—	61,835

Total loan originations, and purchases	153,032	205,451
Principal loan and mortgage-backed securities repayments	180,999	134,885
Sales of loans and mortgage-backed securities	1,905	1,268

Total principal repayments and sales	182,904	136,153

Net increase in loans and mortgage-backed securities	$(29,872)	$69,298

(1)	Includes installment vehicle loans, secured and unsecured personal loans and lines of credit.
     Loan Underwriting Policies. Each loan application received by the Company is underwritten to the standards of the Company’s written underwriting policies as adopted by the Company’s Board of Directors. The Company’s Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written underwriting policies. Individual approval authority of $500,000 has been granted to the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s Chief Lending Officer. Joint approval authority of $1.0 million has been granted to a combination of at least two of the above named individuals. Individual lending authority of $250,000 has been granted to the Bank’s Assistant Vice President/Loan Administration Manager, the Assistant Vice President/Loan Customer Service Manager and to the Bank’s Consumer Loan and Residential Mortgage Underwriter, employed by the Company. Additional consumer loan lending authority of $50,000 has been granted to several delegated underwriters, employed by the Bank. Loans with policy exceptions require approval by the next highest approval authority. Loans over $1.0 million must be approved by the Company’s Senior Loan Committee or the Board of Directors.

     In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company’s unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2009, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $2.8 million, which did not exceed the Company’s loan to one borrower limitation.
     Single Family Residential Real Estate Lending. The Company is permitted to lend up to 97% of the appraised value or sales price of the security property for a residential real estate loan, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the security property. The Company will generally lend up to 95% of the lesser of the appraised value or the sale price for the purchase of single-family, owner-occupied dwellings which conform to the secondary market underwriting standards. Refinancings are limited to 90% or less. Loans over $417,000 and other non-conforming loans, secured by 1-4 residential, owner-occupied dwellings, are limited to 90% of the lesser of the purchase price or appraised value. The purchase of non-owner occupied, 1-4 unit dwellings may be financed to 80% of the lower of the appraisal or sale price; a refinance is limited to 80% of the appraised value if the borrower’s FICO score is 680 or higher.
     All appraisals and other property valuations are performed by independent fee appraisers approved by the Company’s Senior Loan Committee. On all amortizing real estate loans, the Company requires borrowers to obtain title insurance, insuring the Company has a valid first lien on the mortgaged real estate. Borrowers must also obtain and maintain a hazard insurance policy prior to closing and, when the real estate is located in a flood hazard area designated by the Federal Emergency Management Agency, a flood insurance policy is required. Generally, borrowers advance funds on a monthly basis together with payment of principal and interest into a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and insurance premiums as they fall due.
     The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages (“ARMs”), as well as non-conforming and jumbo fixed-rate loans in amounts up to $2.0 million, are held in the portfolio. It is the Company’s policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2009, $346.0 million or 68.8% and $2 million or 0.40% of the Company’s total loan portfolio consisted of single-family (including construction loans) and multi-family residential loans, respectively. As of September 30, 2009, approximately $318.3 million or 91.5% of the Company’s total mortgage loans consisted of fixed-rate, single-family residential mortgage loans. As of such date, $29.7 million or 8.5% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans. Most of the Company’s residential mortgage loans include “due on sale” clauses.
     During the years ended September 30, 2009 and 2008, the Company originated $2.1 million and $13.0 million of ARM mortgages, respectively. ARMs represented 1.4% and 9.1% of the Company’s total mortgage loan portfolio originations in fiscal 2009 and 2008, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company’s cost of funds.
     Multi-family Residential Real Estate Lending. The Company originates mortgage loans secured by multifamily dwelling units. At September 30, 2009, $2.0 million, or 0.40% of our total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank’s local market area. The interest rates for our multifamily residential real estate loans generally adjust at five- to ten-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At September 30, 2009, the largest such loan had a balance of $462,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.
     Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2009, $2.9 million or 0.6% of the total loan consisted of construction loans.
     Construction loans to homeowners are usually made in connection with the permanent financing on the property. The permanent loans have amortizing terms up to 30 years, following the initial construction phase during which time the borrower pays interest on the funds advanced. These loans are reclassified as permanent mortgage loans when the residences securing the loans are completed. The Company will make construction/permanent loans up to a maximum of 90% of the fair market value of the completed project. The rate on the loan during construction is the same rate as the Company will charge on the permanent loan on the completed project. Advances are made on a percentage of completion basis with the Company’s receipt of a satisfactory inspection report of the project.
     Historically, the Company has been active in on-your-lot home construction lending and intends to continue to emphasize such lending. Although construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate, the Company historically has not experienced any significant problems.
     The Company also offers mortgage loans on undeveloped single lots held for residential construction. These loans are generally fixed-rate loans with terms not exceeding 15 years; they are not a significant part of the Company’s lending activities. Additionally, the Bank has not been active in residential subdivision lending and has no acquisition/development loans in the portfolio.
     Home Equity. Home equity loans and lines of credit continue to be a popular product and represented $92.4 million or 18.4% of the loan portfolio at September 30, 2009. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2009, the Company had outstanding 2,965 home equity loans of which 1,446 were installment equity loans and 1,519 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $43.2 million and there was approximately $48.3 million of unused credit available on such loans.
     Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2009, $49.0 million, or 9.7% of the Bank’s total loan portfolio consisted of loans secured by commercial real estate properties, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-

year term with an amortization period of no greater than twenty five years. At September 30, 2009, the largest such loan had a balance of $2.6 million.
          The Company generally requires appraisals of the properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Company and all appraisals are reviewed by management. The Company considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property when making decisions on commercial real estate loans.
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
          Loans secured by commercial real estate typically have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of credit risk than other types of loans. If the estimate of value proves to be inaccurate, the property may not provide us with full repayment in the event of default and foreclosure. Because payments on these loans are often dependent on the successful development, operation, and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.
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
     Commercial Business Loans. Our commercial business loans amounted to $10.4 million or 2.1% of the total loan portfolio at September 30, 2009. Our Company originates business loans typically for small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing, or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.
     Our commercial lenders actively solicit commercial business loans in our market area. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans, such as inventory or equipment, may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
     Consumer Non-Real Estate Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 0.6% and 0.08% during fiscal 2009 and 2008, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company’s consumer loan department offers a variety of loans, vehicle loans, personal loans and personal lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.
     Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As continued payments are dependent on the borrower’s continuing financial stability, these loans may be more likely to be adversely affected by job loss, divorce, personal bankruptcy or by adverse economic conditions.
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
     Loans fees generated on origination of loans under accounting principles generally accepted in the United States of America are deferred along with direct origination costs. Deferred loan fees, net and discounts on mortgage loans purchased are amortized to income as a yield adjustment over the estimated remaining terms of such loans using the interest method.
     As of September 30, 2009, the Company was servicing $2.6 million of loans for others, which related to loans sold by the Company to the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal Home Loan Bank (“FHLB”) of Pittsburgh in the amounts of $16,800 and $2.5 million, respectively. The Company receives a servicing fee of 0.25% on such loans.
     Non-performing Loans and Real Estate Owned. When a borrower fails to make a required loan payment, the Company attempts to cure the default by contacting the borrower; generally, after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 60 days and is not cured through the Company’s normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default. This may include commencing a foreclosure action or, in special circumstances, accepting from the borrower a voluntary deed of the secured property in lieu of foreclosure with respect to mortgage loans and equity loans, or title and possession of collateral in the case of other consumer loans. Substantial delays may occur in instituting and completing residential foreclosure proceedings due to the extensive procedures and time periods required to be complied with under Pennsylvania law.
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

The Company had $335,000 of non-accrual loans as of the end of fiscal 2009 and $244,000 of non-accrual loans at the end of fiscal year 2008.
     If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company’s real estate owned (“REO”) account until it is sold. When property is acquired, it is recorded at the market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expended. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under the Company’s underwriting guidelines.
     Foreclosed Real Estate. Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had four properties in other real estate owned with balances totaling $747,000 as of September 30, 2009 compared to none as of September 30, 2008. All four of the properties are residential properties located within the Banks primary lending area. As of November 22, 2009 the Bank had sold three of the properties and the fourth property is under a sales agreement with settlement anticipated to occur in December 2009.

     The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Company is accruing interest, troubled debt restructurings, and other real estate owned held by the Company at the dates indicated. The Company continues to accrue interest on loans which are 90 days or more overdue where management believes that such interest is collectible.

	As of September 30,
	2009	2008	2007		2006		2005
	(Dollars in Thousands)
Residential real estate loans:
Non-accrual loans	$335	$244	$—		$—		$—
Accruing loans 90 days overdue	1,446	192	—		—		260
Troubled debt restructurings	—	—	—		—		—

Total	1,781	436	—		—		260

Commercial loans:
Non-accrual loans	—	—	—		—		—
Accruing loans 90 days overdue	—	815	—		—		—
Troubled debt restructurings	—	—	—		—		—

Total		815	—		—		—

Consumer loans:
Non-accrual loans	—	—	—		—		—
Accruing loans 90 days overdue	119	7	28		18		—
Troubled debt restructurings	—	—	—		—		—

Total	119	7	28		18		—

Total non-performing loans:
Non-accrual loans	335	244	—		—		—
Accruing loans 90 days overdue	1,565	1,014	28		18		260
Troubled debt restructurings	—	—	—		—		—

Total	$1,900	$1,258	$28		$18		$260

Total non-performing loans to total loans	.38%	.26%	n/m	*	n/m	*	.07%
Total real estate owned, net of related reserves	$747	—	—		—		—
Total non-performing loans and other real estate owned to total assets	.32%	.15%	n/m	*	n/m	*	.03%

*	Not material
     Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company has recorded a provision for loan losses totaling $400,000 in fiscal 2009 and $85,000 in fiscal 2008, due to the increase in unemployment trends and decline in property values reflecting instability in the economy. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.
     Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectibility because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company’s policy to establish specific reserves for losses on delinquent consumer loans and commercial loans when it determines that losses are probable. In addition, consumer loans are charged against reserves if they are more than 120 days delinquent unless a satisfactory repayment schedule is arranged.

      The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Total loans outstanding at end of period	503,137	484,407	424,233	392,891	373,579
Average loans outstanding	493,772	454,320	408,563	383,236	360,167

Allowance for loan losses, beginning of year	$1,988	$1,933	$1,956	$1,968	$1,977
Provision for loan losses	400	85	—	—	—
Charge-offs:
Single family	—	—	—	—	—
Commercial real estate and multi family residential	(288)	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity	—	(13)	(1)	—	—
Consumer non-real estate	(33)	(27)	(35)	(20)	(14)

Total charge-offs	(321)	(40)	(36)	(20)	(14)
Recoveries of loans previously charged off	27	10	13	8	5

Allowance for loan losses, end of year	$2,094	$1,988	$1,933	$1,956	$1,968

Allowance for loan losses as a percent non- performing loans	110.21%	158.03%	6,903.57%	10,866.67%	756.92%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.01%	0.01%	0.00%	0.00%
     The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	As of September 30,
	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of total	of	of total	of	of total	of	of total	of	of total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
					(Dollars in Thousands)
Single-family residential	$808	68.2%	$422	68.9%	$303	71.3%	$286	72.2%	$301	71.9%
Multi-family residential	20	0.4	24	0.5	5	0.6	6	0.7	6	0.8
Construction	4	0.6	13	1.7	9	1.4	10	1.8	11	2.0
Lot loans	3	0.2	3	0.2	1	0.1	2	0.2	2	0.2
Home equity	357	18.4	202	19.1	240	22.5	242	24.4	243	24.4
Commercial real estate	542	9.7	396	7.8	207	3.0	43	0.2	40	0.2
Commercial business loans	104	2.1	188	1.4	24	0.6	—	—	—	—
Consumer non-real estate loans	21	0.4	20	0.4	17	0.5	16	0.5	15	0.5
Unallocated	235	—	720	—	1,126	—	1,351	—	1,350	—

Total loans receivable	$2,094	100.0%	$1,988	100.0%	$1,932	100.0%	$1,956	100.0%	$1,968	100.0%

     The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Investment Activities
     The Company’s investment portfolio consists primarily of United States government agency mortgage-backed securities and debt obligations of United States government agencies. The other investments include tax-exempt municipal obligations, money market mutual funds, and stock of the FHLB of Pittsburgh.
     As of September 30, 2009, the Company had $163.2 million of mortgage-backed securities, invested in FHLMC, Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) backed securities or collaterized mortgage obligations (“CMOs”). FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are instrumentalities of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company’s loan portfolio.
     The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investments in FHLB stock at the dates indicated.

	September 30,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Mortgage-backed securities	$163,215	$169,995	$214,691	$212,572	$193,660	$189,430
U.S. government and agency obligations	82,602	82,857	54,314	54,076	83,155	82,834
Municipal securities	22,592	23,317	24,940	24,897	25,538	26,472
Equity securities	355	311	842	842	1,334	1,334
Mutual Funds	6,417	6,417	12	12	576	576
FHLB stock	16,096	16,096	16,574	16,574	14,140	14,140

Total investment and mortgage-backed securities and FHLB stock	$291,277	$298,993	$311,373	$308,973	$318,403	$314,786

     The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2009. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2009 Which Mature in
			Over One		Over
			Year		Five
		Weighted	Through	Weighted	Through	Weighted	Over	Weighted
	One year	Average	Five	Average	Ten	Average	Ten	Average
	Or less	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other
Debt securities:
Mortgage-backed securities	$24,731	5.12%	$23,055	4.24%	$40,441	4.56%	$74,988	5.07%
U.S. government agency obligations	5,000	4.21%	8,000	1.97%	10,996	3.65%	58,606	5.08%
Municipal securities	—	—	—	—	3,898	5.27%	18,694	4.99%

Total	$29,731	4.97%	$31,055	3.66%	$55,335	4.43%	$152,288	5.06%

     The Company’s investment strategy is set and reviewed periodically by the entire Board of Directors.

Sources of Funds
     General. Deposits are the primary source of the Company’s funds for use in lending and for other general business purposes. In addition to deposits, the Company obtains funds from loan payments and prepayments, FHLB advances and other borrowings, and, to a lesser extent, sales of loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates and economic conditions.
     Deposits. The Company has a number of different programs designed to attract both short-term and long-term deposits from the general public by providing an assortment of accounts and rates consistent with FDIC regulations. These programs include passbook and club savings accounts, NOW and regular checking accounts, money market deposit accounts, retirement accounts, certificates of deposit ranging in terms from 90 days to 60 months and jumbo certificates of deposit in denominations of $100,000 or more. The interest rates on the Company’s various accounts are determined weekly by the Interest Rate Risk Management Officer based on reports prepared by members of senior management. The Company attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area.
     The Company’s deposits are obtained primarily from residents of Montgomery and Bucks Counties; the Company does not utilize brokered deposits. The principal methods used by the Company to attract deposit accounts include local advertising, offering a wide variety of services and accounts, competitive interest rates and convenient office locations. The Company also is a member of the “STAR” ATM network.

     The following table shows the distribution of, and certain other information relating to, the Company’s deposits by type as of the dates indicated.

	As of September 30,
	2009		2008
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in Thousands)
Passbook and club accounts	$2,940	0.6%	$2,641	0.7%
NOW and interest-bearing checking accounts	46,100	9.9	42,203	9.9
Non-interest-bearing checking accounts	12,364	2.6	10,964	2.6
Money market demand accounts	76,055	16.3	50,928	12.0
Certificates of deposit:
3 month	1,212	0.3	584	0.1
6 month	2,600	0.6	1,840	0.4
7 month	39,214	8.4	69,257	16.4
9 month	11,323	2.4	15,488	3.6
12 month	71,419	15.3	19,327	4.5
15 month	4,102	0.9	6,113	1.4
17 month	6,965	1.5	40,895	9.6
18 month	14,113	3.0	14,039	3.3
20 month	22,913	4.9	18,811	4.4
24 month	4,929	1.1	3,037	0.7
27 month	19	0.0	582	0.1
36 month	41,429	8.9	30,048	7.1
48 month	24,377	5.2	33,636	7.9
60 month	18,979	4.1	8,591	2.0
Other	100	0.0	203	0.0
Retirement accounts:
Money market deposit accounts	1,377	0.3	1,076	0.3
Certificates of deposit	64,071	13.7	55,250	13.0

Total deposits	$466,601	100.0%	$425,513	100.0%

     The large variety of deposit accounts offered by the Company has increased the Company’s ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities and non-deposit products) still exists. The new types of accounts; however, have been more costly than traditional accounts during periods of high interest rates. In addition, the Company has become more vulnerable to short-term fluctuations in deposit flows as customers have become more rate-conscious and willing to move funds into higher yielding accounts. The ability of the Company to attract and retain deposits and the Company’s cost of funds have been, and will continue to be, significantly affected by money market conditions.

     The following table presents certain information concerning the Company’s deposit accounts as of September 30, 2009 and the scheduled quarterly maturities of its certificates of deposit.

			Weighted
		Percentage of	Average
	Amount	Total Deposits	Nominal Rate
	(Dollars in Thousands)
Passbook and club accounts	$2,940	0.6%	0.91%
NOW and interest-bearing checking accounts	46,100	9.9	0.34
Non-interest-bearing checking accounts	12,364	2.7	0.00
Money market deposits accounts(1)	77,432	16.6	1.12

Total	$138,836	29.8%	0.76%

Certificate accounts maturing by quarter:
December 31, 2009	$65,232	14.0%	2.39%

March 31, 2010	96,510	20.7	2.63
June 30, 2010	23,963	5.1	1.64
September 30, 2010	15,638	3.4	1.81
December 31, 2010	5,178	1.1	2.61

March 31, 2011	5,777	1.2	2.54
June 30, 2011	15,588	3.3	3.33
September 30, 2011	26,110	5.6	3.88
December 31, 2011	13,364	2.9	3.90

March 31, 2012	5,074	1.1	3.45
June 30, 2012	5,673	1.2	3.52
September 30, 2012	4,790	1.0	3.56

Thereafter	44,868	9.6	3.52

Total certificate accounts(1)	327,765	70.2	2.82

Total deposits	$466,601	100.0%	2.20%

(1)	Includes retirement accounts.
     Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $201.3 million of certificates of deposit which mature during the 12 months ending September 30, 2010.
     The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended September 30,
	2009	2008
	(In Thousands)
Increase (decrease) before interest credited	$30,793	$(13,740)
Interest credited	10,295	15,218

Net deposit increase	$41,088	$1,478

     The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2009 which mature during the periods indicated.

		Amounts at September 30, 2009 Maturing
	As of
	September 30,	One Year
	2009	or Less	Two Years	Three Years	Thereafter
	(In Thousands)
Certificate accounts:
0.01% to 2.00%	$82,794	$73,553	$9,241	$—	$—
2.01% to 4.00%	220,228	113,613	39,036	26,203	41,376
4.01% to 6.00%	24,743	14,177	4,375	2,699	3,492

Total certificate accounts(1)	$327,765	$201,343	$52,652	$28,902	$44,868

(1)	Includes retirement accounts.
     The following table sets forth the maturity of our certificates of deposit of $100,000 or more at September 30, 2009, by time remaining to maturity.

At September 30, 2009
		Weighted
		Average
	Amount	Rate
	(Dollars in Thousands)
Quarter Ending:
December 31, 2009	$10,191	2.20%
March 31, 2010	22,741	2.64%
June 30, 2010	3,402	1.38%
September 30, 2010	1,745	1.74%
After September 30, 2010	22,057	3.37%

Total certificates of deposit with balances of $100,000 or more	$60,136	2.73%

     Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See “Regulation - Regulation of the Bank — Federal Home Loan Bank System.” At September 30, 2009, the Bank had advances with maturities of one year or less totaling $30.4 million at an interest rate of 4.37% and FHLB advances with maturities of 13 months to 10 years totaling $228.7 million at interest-rates ranging from 3.33% to 4.71%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million at interest-rates ranging from 4.37% to 5.78%.
     Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh’s assessment of the Bank’s creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

     The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

	September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars In Thousands)
Advances	$309,046	4.31%	$347,846	4.12%
     The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

	Year Ended September 30,
	2009	2008
	(In Thousands)
Advances :
Average balance outstanding	$13,341	$16,934

Maximum amount outstanding at any month-end during the period	$37,800	$39,000

Weighted average interest rate during the period	0.70%	2.96%
Employees
     The Company had 71 full-time employees and 45 part-time employees as of September 30, 2009. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.
Regulation
     The references to laws and regulations which are applicable to the Company and the Bank set forth below and elsewhere herein are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.
Regulation of the Company
     General. The Company is a registered bank holding company pursuant to the Bank Holding Company Act (“BHCA”) and, as such, is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.
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

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank (or engaged in related activities as described below) and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA permits a bank holding company to elect to be considered a financial holding company (“FHC”). A bank holding company that makes an FHC election is permitted to engage in activities that are financial in nature or incidental to such financial activities. The BHCA lists certain activities that are considered financial in nature and permits the Federal Reserve Board to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making; (2) insurance underwriting; (3) merchant banking; and (4) insurance company portfolio investments. The Company has not made the FHC election.
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
     Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings bank to an affiliate.
     In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
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
     Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. Section 18 of the Federal Deposit Insurance Act (“FDIA”) describes the circumstances under which a Federal banking agency would be protected from a claim by an affiliate or a controlling shareholder of an insured depository institution seeking the return of assets of such an affiliate or controlling shareholder. Under that provision, a claim would not be permitted if (1) the insured depository institution was under a written Federal directive to raise capital, (2) the institution was undercapitalized, and (3) the subject Federal banking agency followed the procedures set forth in Section 5(g) of the BHCA.
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
Regulation of the Bank
     General. The Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and its operations.
     Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
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
     The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

     Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has not “opted out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department. The Interstate Act also allows a state to permit out-of-state banks to establish and operate new branches in this state. Pennsylvania law permits an out of state banking institution to establish a branch office in Pennsylvania only if the laws of the state where that institution is located would permit an institution chartered under the laws of Pennsylvania to establish and maintain a branch in such other state on substantially the same terms and conditions.
     FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The a risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of 2009 was .0026% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2009, the Bank’s regulatory capital exceeded all of its capital requirements.
     On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC collected the Bank’s special assessment amounting to $382,000 on September 30, 2009. The special assessment was fully expensed by the Company in the second quarter of 2009.
     On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The prepaid assessments will be collected instead of imposing additional special assessments at this time.
     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.
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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2009, the Bank met each of its capital requirements.
     Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At September 30, 2009, the Bank was in the “well capitalized” category.
     The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Loans-to-One Borrower Limitation. With certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers in an amount equal to 15% of its capital account.
     Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
     Pursuant to FDIC regulations promulgated under Section 24 of the FDIA, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the bank’s subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. As of September 30, 2009, $311,000 was invested by HARL, LLC in such equity securities.
     Regulatory Enforcement Authority. Federal banking regulators have substantial enforcement authority over the financial institutions that they regulate including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Except under certain circumstances, federal law requires public disclosure of final enforcement actions by the federal banking agencies.

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
     Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2009 and 2008 includes approximately $1.8 million representing bad debt deductions for which no deferred income taxes have been provided.
     Distributions. If the Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated pre-1988 tax bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a “non-dividend distribution.” A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the Bank’s current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.
     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.
     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2009, the Bank had no net operating loss carryforwards for federal income tax purposes.
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
     Other Matters. The Company’s federal income tax returns for its tax years 2006 and beyond are open under the statute of limitations and are subject to review by the Internal Revenue Service (“IRS”).
     Pennsylvania Taxation. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% on the Bank’s net earnings, determined in accordance with accounting principles generally accepted in the United States of America, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.
Subsidiary
     The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2009 amounted to approximately $164.6 million. The Bank formed two limited liability companies in 2002, Freedom Financial Solutions LLC (“FFS”) and HARL, LLC. FFS was established to engage in the sale of insurance products through a third party. HARL, LLC was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.
Item 1A. Risk Factors.
     Not applicable.
Item 1B. Unresolved Staff Comments.
     Not applicable.

Item 2. Properties.
     As of September 30, 2009, the Company conducted its business from its main office in Harleysville, Pennsylvania and five other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

				Net Book Value of
			Lease	Property and Leasehold
		Owned or	Expiration	Improvements at
County	Address	Leased	Date	September 30, 2009	Deposits
				(In Thousands)
Montgomery	1889 Ridge Pike
	Royersford, Pennsylvania	Owned	—	$2,714	$24,016
Montgomery	271 Main Street
	Harleysville, Pennsylvania	Owned	—	1,042	168,976
Montgomery	640 East Main Street
	Lansdale, Pennsylvania	Leased	May 2043(1)	828	47,610
Montgomery	1550 Hatfield Valley Road
	Hatfield, Pennsylvania	Leased	January 2064(1)	823	83,462
Montgomery	2301 West Main Street
	Norristown, Pennsylvania	Owned	—	486	87,446
Montgomery	3090 Main Street
	Sumneytown, Pennsylvania	Owned	—	263	55,091

Total				$6,156	$466,601

(1)	The land at this office is leased; however, the Bank owns the building.
Item 3. Legal Proceedings.
     The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 12 hereof.
     Harleysville Savings Financial Corporation’s common stock is listed on the Nasdaq Global Market under the symbol “HARL”. The common stock was issued at an adjusted price of $1.45 per share in connection with the Company’s conversion from mutual to stock form and the common stock commenced trading on the NASDAQ Stock Market on September 3, 1987. Prices shown below reflect the prices reported by the NASDAQ Stock Market during the indicated periods. The closing price of the common stock on September 30, 2009 was $13.71 per share. There were 3,627,696 shares of common stock outstanding as of September 30, 2009, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

				Cash Dividends
For The Quarter Ended	High	Low	Close	Declared
September 30, 2009	$15.70	$12.50	$13.71	$0.19
June 30, 2009	16.22	10.54	13.98	0.18
March 31, 2009	14.24	10.08	11.64	0.18
December 31, 2008	14.00	11.12	13.43	0.18

September 30, 2008	$13.50	$10.70	$12.57	$0.18
June 30, 2008	14.31	11.85	11.85	0.17
March 31, 2008	13.99	10.55	13.50	0.17
December 31, 2007	14.69	12.00	12.50	0.17
     (b) Not applicable.
     (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of fiscal 2009.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs(1)
July 1-31, 2009	—	$—	—	66,351
August 1-31, 2009	—	—	—	66,351
September 1-30, 2009	10,200	14.05	—	56,151

Total	10,200	$14.05	—	56,151

(1)	On June 30, 2008, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of common stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6. Selected Financial Data.
Selected Balance Sheet Data:

	As of September 30,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

Total Assets	$830,007	$825,675	$773,544	$775,638	$766,990
Mortgage-backed securities held to maturity	162,430	213,933	192,842	219,494	263,964
Mortgage-backed securities available-for-sale	785	758	818	820	1,045
Consumer loans receivable	441,138	434,439	405,672	386,486	368,034
Commercial loans	59,347	44,407	15,314	920	—
Allowance for loan losses	2,094	1,988	1,933	1,956	1,968
Investment securities held to maturity	105,194	79,254	108,693	111,099	87,364
Investment securities available-for-sale	6,728	854	1,910	8,108	2,835
Other investments (1)	22,316	23,731	20,810	23,952	23,971
Deposits	466,601	425,513	424,035	429,254	418,980
FHLB advances and other borrowings	309,046	347,846	298,609	294,611	297,268
Total stockholders’ equity	50,139	47,209	47,041	48,471	47,576
Book value per share	13.82	13.23	12.65	12.59	12.20
Selected Operations Data:

	Year Ended September 30,
	2009	2008	2007	2006	2005

Interest income	$41,343	$43,076	$40,289	$39,091	$35,902
Interest expense	24,886	29,016	28,806	26,366	22,747

Net interest income	16,457	14,060	11,483	12,725	13,155
Provision for loan losses	400	85	—	—	(40)

Net interest income after provision for loan losses	16,057	13,975	11,483	12,725	13,195

Realized gain (loss) on securities, including impairment	(454)	(179)	160	27	115
Other income	1,925	1,909	1,730	1,273	1,351
Other expense	11,527	10,094	9,216	8,568	7,965

Income before taxes	6,001	5,611	4,157	5,457	6,696
Income tax expense	1,285	1,232	911	1,255	1,693

Net income	$4,716	$4,379	$3,246	$4,202	$5,003

Earnings per share — basic	$1.31	$1.20	$0.85	$1.09	$1.29
Earnings per share — diluted	1.31	1.20	0.83	1.08	1.27
Dividends per share	0.73	0.69	0.68	0.64	0.58
Selected Other Data:

	Year Ended September 30,
	2009	2008	2007	2006	2005

Return on average assets (2)	0.57%	0.54%	0.42%	0.55%	0.67%
Return on average equity (2)	9.70%	9.42%	6.71%	8.76%	10.91%
Dividend payout ratio	55.60%	57.26%	80.02%	58.72%	44.96%
Average equity to average assets (2)	5.90%	5.76%	6.13%	6.21%	6.19%
Interest rate spread (2)	1.84%	1.57%	1.39%	1.51%	1.65%
Net yield on interest-earning assets (2)	2.04%	1.79%	1.58%	1.71%	1.82%
Ratio of non-performing assets to total assets at end of period	0.32%	0.15%	0.00%	0.00%	0.03%
Ratio of interest-earning assets to interest-bearing liabilities at end of period	106.45%	105.93%	104.75%	105.61%	105.35%
Full service banking offices at end of period	6	6	6	6	5

(1)	Includes interest-bearing deposits at other depository institutions & stock of the Federal Home Loan Bank of Pittsburgh.

(2)	All ratios are based on average monthly balances during the indicated periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is intended to assist in understanding our financial condition, and the results of operations for Harleysville Savings Financial Corporation, and its subsidiary Harleysville Savings Bank, for the fiscal years ended September 30, 2009 and 2008. The information in this section should be read in conjunction with the Company’s financial statements and the accompanying notes included elsewhere herein.
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
     Analysis and Determination of the Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
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
     General Valuation Allowance on Certain Identified Problem Loans — We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.
     General Valuation Allowance on the Remainder of the Loan Portfolio — We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance is adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.

     Investment Securities Impairment Valuation. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent or requirement of the Company to sell its investment in debt securities and its intent and ability to retain its investment in equity securities for a period of time sufficient to allow for any anticipated recovery in fair value.
Overview
     Harleysville Savings Financial Corporation, a bank holding company, of which Harleysville Savings Bank (the “Bank”), is a wholly owned subsidiary, was formed in February 2000. For purposes of this discussion, the Company, including its wholly owned subsidiary, will be referred to as the “Company.” The Company’s earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Company’s interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. To reduce the effect of adverse changes in interest rates on its operations, the Company has adopted certain asset and liability management strategies, described below. The Company’s earnings are also affected by, among other factors, other non-interest income, other expenses, and income taxes.
     The Company’s total assets at September 30, 2009, amounted to $830.0 million, compared to $825.7 million as of September 30, 2008. The increase in assets was primarily due to the retail growth in mortgage and commercial loans, resulting in an overall increase in loans receivable of approximately $21.6 million. These increases were offset by a decrease in mortgage-backed and investment securities of approximately $19.6 million. Total liabilities at September 30, 2009 were $779.9 million compared to $778.5 million at September 30, 2008. The increase in liabilities was due to an increase in total deposits of $41.1 million. This increase was offset by a decrease in borrowings of $38.8 million. Stockholder’s equity totaled $50.1 million as of September 30, 2009, compared to $47.2 million at September 30, 2008.
     During fiscal 2009, net interest income after provision for loan losses increased $2.1 million or 14.9% from the prior fiscal year. This increase was the result of a 2.40% increase in the average interest-earning assets which was offset by a 1.89% increase in average interest-bearing liabilities, and an increase in the interest rate spread to 1.84% in fiscal year 2009 from 1.57% in fiscal year 2008. Net income for fiscal 2009 was $4.7 million compared to $4.4 million for fiscal year ended 2008. The Company’s return on average assets (net income divided by average total assets) was 0.57% during fiscal 2009 compared to 0.54% during fiscal year 2008. Return on average equity (net income divided by average equity) was 9.70% during fiscal year 2009 compared to 9.42% in fiscal year 2008.

Results of Operations
     The following table sets forth as of the periods indicated, information regarding: (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances are calculated on a monthly basis. Yields on tax-exempt assets have not been calculated on a fully tax-exempt basis.

	As of September	For The Year Ended September 30,
	30, 2009	2009			2008			2007
		Average			Average			Average
	Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans (2)(3)	5.76%	$340,311	$20,024	5.88%	$320,925	$19,043	5.93%	$294,014	$17,270	5.87%
Mortgage-backed securities	4.83%	190,934	9,187	4.81%	211,563	10,088	4.77%	204,546	9,339	4.57%
Commercial loans	6.05%	51,103	3,096	6.06%	26,492	1,799	6.79%	8,839	674	7.63%
Consumer and other loans(3)	4.85%	106,216	4,772	4.49%	108,747	5,719	5.26%	96,481	6,035	6.37%
Investments	3.57%	117,152	4,264	3.64%	119,133	6,427	5.39%	122,748	6,971	5.68%

Total interest-earning assets	5.10%	805,716	41,343	5.13%	786,860	43,076	5.47%	726.627	40,289	5.54%

Interest-bearing liabilities:
Savings and money market	1.15%	67,509	961	1.42%	54,669	1,189	2.17%	58,503	1,552	2.65%
Checking	0.33%	44,151	172	0.39%	42,832	367	0.86%	51,198	506	0.97%
Certificates of deposit	2.82%	315,672	9,824	3.11%	329,405	13,662	4.15%	307,567	13,414	4.36%

Total deposits	2.26%	427,332	10,957	2.26%	426,906	15,218	3.56%	418,268	15,472	3.70%

Borrowings	4.31%	329,567	13,929	4.23%	315,935	13,798	4.37%	275,429	13,334	4.84%

Total interest-bearing liabilities	3.09%	756,899	24,886	3.29%	742,841	29,016	3.90%	693,697	28,806	4.15%

Net interest income/interest rate spread	2.01%		$16,457	1.84%		$14,060	1.57%		$11,483	1.39%

Net interest-earning assets/net yield on interest-earning assets(1)		$48,817		2.04%	$44,019		1.79%	$32,930		1.58%

Ratio of interest-earning assets to interest-bearing liabilities				106.5%			105.9%			104.7%

(1)	Net interest income divided by average interest-earning assets.

(2)	Loan fee income is immaterial to this analysis.

(3)	There were two non-accruing loans totaling $335,000 at September 30, 2009, one non-accruing loan totaling $244,000 at September 2008, and there were no non-accruing loans at September 2007.

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

	Fiscal 2009 Compared			Fiscal 2008 Compared
	to Fiscal 2008			to Fiscal 2007
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on interest-earning assets:
Mortgage loans (1)	$1,139	(158)	$981	$1,595	178	$1,773
Mortgage-backed securities	(994)	93	(901)	327	422	749
Commercial	1,467	(170)	1,297	1,206	(81)	1,125
Consumer and other loans (1)	(130)	(817)	(947)	713	(1,029)	(316)
Interest and dividends on Investments	(105)	(2,058)	(2,163)	(201)	(343)	(544)

Total	1,377	(3,110)	(1,733)	3,640	(853)	2,787

Interest expense on interest-bearing liabilities:
Deposits	(54)	(4,207)	(4,261)	312	(566)	(254)
Borrowings	519	(388)	131	1,846	(1,382)	464

Total	465	(4,595)	(4,130)	2,158	(1,948)	210

Net change in net interest income	$912	$1,485	$2,397	$1,482	$1,095	$2,577

(1)	There were two non-accruing loans totaling $335,000 at September 30, 2009, one non-accruing loan totaling $244,000 at September 2008, and there were no non-accruing loans at September 2007.

Net Interest Income
     Net interest income after provision for loan losses increased by $2.1 million or 14.9% in fiscal 2009, over the prior year. The increase in the net interest income after provision for loan losses in fiscal 2009 was due to an increase in the interest rate spread between interest bearing assets and interest earning liabilities and the growth in the balance sheet. The driving factors are further explained below under “- Interest Income” and “- Interest Expense.”
Interest Income
     Interest income on mortgage loans increased by $981,000 million or 5.15% in fiscal 2009 and from the prior year. During fiscal 2009, the average balance of mortgage loans increased $19.4 million or 6.0% and the yield decreased by 5 basis points. The increased income was a reflection of the higher loan volume and was partially offset by the decrease in the yield on mortgage loans. The majority of loans during the year were fixed rate mortgages. The decrease in interest on mortgage-backed securities reflects a decrease in average balance by $20.1 million or 9.8%, while being partially offset by an increase in yield of 4 basis points in fiscal 2009. During fiscal 2009, the average consumer and other loan average balance decreased $2.5 million or 2.3% and the yield decreased by 142 basis points. The combines decrease in yield on consumer and other loans and lower loan volume, decreased income for the period. The increase on interest income on commercial loans during fiscal 2009 reflected an increase of average balance of $24.6 million while being offset by a decrease in yield of 73 basis points.
     Interest and dividends on investments decreased by $2.2 million or 33.65% in fiscal 2009 from fiscal 2008. During fiscal 2009, the decrease in income resulted from a decrease in average balance of investments of $2.0 million or 1.7% and a decrease in yield of 176 basis points. The decrease in the average balance in fiscal 2009 reflects funds that were redeployed from normal cash flows to commercial and residential lending.
Interest Expense
     Interest expense on deposits decreased $4.3 million or 28.0% in fiscal 2009 as compared to the prior year. In fiscal 2009, the average balance of deposits increased by $426,000. The average rate paid on deposits was 2.26% for the year ended September 30, 2009, compared to 3.56% for the year ended September 30, 2008. The average rate paid on deposits is a direct reflection of the falling interest rate environment.
     Interest expense on borrowings increased by $131,000 or 1.0% in fiscal 2009 as compared to the prior year. The increase in 2009 was the result of an increase in the average balance in borrowings of $13.6 million or 4.3% offset by a decrease in the average rate paid to 4.2%. Borrowings were primarily obtained during fiscal 2009 and 2008 to fund the purchase of mortgage-backed securities and to originate long-term fixed-rate mortgages. Long-term FHLB advances were used to match the expected maturity terms of these mortgage products.
Provision for Loan Losses
     Management establishes reserves for losses on loans when it determines that losses are probable. The adequacy of loan loss reserves is based upon a regular monthly review of loan delinquencies and “classified assets”, as well as local and national economic trends. The allowance for loan losses totaled $2.1 million and $2.0 million at September 30, 2009 and 2008 or 0.4% and 0.4% of total loans at September 30, 2009 and 2008, respectively. The Company has recorded an increased provision for general loan losses of $400,000 in fiscal 2009 compared to $85,000 in fiscal 2008, due to the increase in unemployment trends and declines in property values reflecting an instability in the economy.

Other Income
     The Company’s total other operating income decreased to $1.5 million in fiscal 2009 compared to $1.7 million in fiscal 2008. The decrease in fiscal 2009 was primarily due to other than temporary impairment of equity securities of $449,000 in fiscal 2009 compared to $252,000 in fiscal 2008.
     Customer service fees were $663,000 and $633,000 in 2009 and 2008, respectively. The increase was due to more NFS fees during 2009.
     Bank Owned Life Insurance (“BOLI”) income was $502,000 and $499,000 in 2009 and 2008, respectively.
     Other income, which consists primarily of loan servicing fees, the sale of non-deposit products and insurance commissions, decreased by $17,000 or 2.2% during fiscal 2009. The fees, which comprise other income, are set by the Company at a level, which is intended to cover the cost of providing the related services and expenses to customers and employees.
Other Expenses
     Salaries and employee benefits increased by $462,000 or 8.03% in fiscal 2009 as compared to prior fiscal year. The increased expenses of salaries and employee benefits during the periods are attributable to the increased staffing, normal growth, normal salary increases and increased employee benefit expenses as well as increases in salaries and employee benefits in fiscal 2009 due to additional staffing needs of opening a branch, normal salary increases and stock option expense.
     Occupancy and equipment expense increased by $94,000 or 8.5% in fiscal 2009 compared to fiscal 2008. Data processing costs decreased by $35,000 in fiscal 2009. The increase in occupancy and equipment expenses in fiscal 2009 was attributable to normal growth, normal technology needs and inflationary effects.
     Other expenses, which consist primarily of advertising expenses, directors’ fees, ATM network fees, professional fees, checking account costs, and stockholders expense decreased by $117,000 or 4.6% in fiscal 2009 compared to fiscal 2008. The decrease in other expenses in 2009 were primarily attributable to a decrease in other operating expenses and recovery of an insurance claim.
     Deposit insurance premiums expense increased by $1.0 million in fiscal 2009 over 2008. The growth in 2009 was attributable to a special one time assessment of $382,000, increase in deposit balances, and an increase in premiums assessment rates in 2009 over 2008 rates.
Income Taxes
     The Company recorded income tax provisions of $1.3 million and $1.2 million for fiscal year 2009 and 2008, respectively. The primary reason for the increase in the income tax provision in fiscal 2009 and 2008 was an increase in pretax income. See Note 11 of the “Notes to Consolidated Financial Statements” which provides an analysis of the provision for income taxes.
Commitments and Off-Balance Sheet Arrangements
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2009 and 2008, we had no commitments to originate loans for sale.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2009 and 2008, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Company is obligated amounted to approximately $72.1 million and $66.5 million, respectively.
     Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2009 and September 30, 2008, the Company had letters of credit outstanding of approximately $579,000 and $741,000, respectively, of which all are standby letters of credit. At September 30, 2009 and 2008, the uncollateralized portion of the letters of credit extended by the Company was approximately $151,000 and $151,000, respectively.
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
     The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2009.

Total Amounts
Committed
(In Thousands)
Letters of credit	$579
Commitments to originate loans	18,407
Unused portion of home equity lines of credit	48,265
Unused portion of commercial lines of credit	3,747
Undisbursed portion of construction loans in process	1,744

Total commitments	$72,742

Contractual Obligations
     The Company’s contractual cash obligations at September 30, 2009 were as follows:

		Less Than	1 to 3	3 to 5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Lease agreements	$657	$125	$257	$138	$137
Borrowings	309,046	36,998	79,564	59,252	133,232
Certificates of deposit	327,765	201,343	81,554	44,868	—

	$637,468	$238,466	$161,375	$104,258	$133,369

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Asset and Liability Management
     The Company has instituted programs designed to decrease the sensitivity of its earnings to material and prolonged increases or decreases in interest rates. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of the Company’s interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of such assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Company’s asset and liability management policies seek to decrease the interest rate sensitivity by shortening the repricing intervals and the maturities of the Company’s interest-earning assets. Although management of the Company believes that the steps taken have reduced the Company’s overall vulnerability to increases and decreases in interest rates, the Company remains vulnerable to material and prolonged increases and decreases in interest rates during periods in which its interest rate sensitive liabilities exceed its interest rate sensitive assets and interest rate sensitive assets exceed interest rate sensitive liabilities, respectively.
     The authority and responsibility for interest rate management is vested in the Company’s Board of Directors. The Chief Financial Officer implements the Board of Directors’ policies during the day-to-day operations of the Company. Each month, the Chief Financial Officer presents the Board of Directors with a report, which outlines the Company’s asset and liability “gap” position in various time periods. The “gap” is the difference between interest-earning assets and interest-bearing liabilities which mature or reprice over a given time period. The Chief Financial Officer also meets weekly with the Company’s other senior officers to review and establish policies and strategies designed to regulate the Company’s flow of funds and coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company’s assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates and maintaining the quality of the Company’s assets.
     The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2009, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid. However, many of our assets can prepay at any time without a penalty unlike many of our liabilities that have a contractual maturity.
     The passbook accounts, negotiable order of withdrawal (“NOW”) accounts and a portion of the money market deposit accounts, are included in the “Over 5 Years” categories based on management’s beliefs that these funds are core deposits having significantly longer effective maturities based on the Company’s retention of such deposits in changing interest rate environments.
     Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income while a negative gap would positively affect net interest income. However, the table below does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of certain categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different rate levels in a different period.

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets:
Mortgage loans	$56,451	$57,738	$46,036	$185,977	$346,202
Commercial loans	25,311	6,470	15,344	12,222	59,347
Mortgage-backed securities	53,857	55,773	27,329	26,256	163,215
Consumer and other loans	59,228	18,564	8,611	11,185	97,588
Investment securities and other investments	84,066	21,601	23,016	5,555	134,238

Total interest-earning assets	278,913	160,146	120,336	241,195	800,590

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	2,940	2,940
NOW and interest-bearing checking accounts	—	—	—	46,100	46,100
Consumer Money Market Deposit accounts	17,615	—	—	35,750	53,365
Business Money Market Deposit accounts	18,050	—	—	6,017	24,067
Certificate accounts	201,343	81,554	44,868	—	327,765
Borrowed money	36,998	79,564	59,252	133,232	309,046

Total interest-bearing liabilities	274,006	161,118	104,120	224,039	763,283

Repricing GAP during the period	$4,907	$(972)	$16,216	$17,156	$37,307

Cumulative GAP	$4,907	$3,935	$20,151	$37,307

Ratio of GAP during the period to total assets	0.59%	-0.12%	1.95%	2.07%

Ratio of cumulative GAP to total assets	0.59%	0.47%	2.43%	4.49%

Liquidity and Capital Resources
     The Company’s assets increased to $830.0 million as of September 30, 2009, from $825.7 million as of September 30, 2008. Stockholders’ equity increased to $50.1 million as of September 30, 2009, from $47.2 million as of September 30, 2008. As of September 30, 2009, stockholders’ equity amounted to 6.0% of the Bank’s total assets under accounting principles generally accepted in the United States of America (“GAAP”). For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans, deposit withdrawals and repayment of borrowings. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company’s core deposit base. In addition to cash, the Company maintains a portfolio of cash flows generating investments to meet its liquidity requirements. The Company also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Company also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.
     As of September 30, 2009, the Company had a remaining borrowing capacity with the FHLB of Pittsburgh of approximately $448.1 million. To the extent that the Company cannot meet its liquidity needs with normal cash flows and deposit growth, the Company will be able to utilize the available borrowing capacity provided by the FHLB of Pittsburgh to fund asset growth and loan commitments. At September 30, 2009 the Company had exposures to limited recourse arrangements with respect to the Company’s sale of whole loans. At September 30, 2009, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $84,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
Impact of Inflation and Changing Prices
     The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since prices are affected by inflation to a larger extent than interest rates.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Harleysville Savings Financial Corporation
Harleysville, Pennsylvania
     We have audited the accompanying consolidated statements of financial condition of Harleysville Savings Financial Corporation and subsidiary (“the Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ ParenteBeard LLC
ParenteBeard LLC
Allentown, Pennsylvania
December 18, 2009

Consolidated Statements of Financial Condition

	September 30,
(In thousands, except share data)	2009	2008

Assets
Cash and amounts due from depository institutions	$3,222	$2,217
Interest bearing deposits	6,220	7,157

Total cash and cash equivalents	9,442	9,374

Investment securities held to maturity (fair value — 2009, $106,174; 2008, $78,973)	105,194	79,254
Investment securities available-for-sale at fair value	6,728	854
Mortgage-backed securities held to maturity (fair value — 2009, $169,210; 2008, $211,814)	162,430	213,933
Mortgage-backed securities available-for-sale at fair value	785	758
Loans receivable (net of allowance for loan losses — 2009, $2,094; 2008, $1,988	498,391	476,858
Accrued interest receivable	3,719	3,799
Federal Home Loan Bank stock — at cost	16,096	16,574
Foreclosed real estate	747	—
Office properties and equipment, net	10,486	9,769
Prepaid expenses and other assets	15,989	14,502

TOTAL ASSETS	$830,007	$825,675

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$466,601	$425,513
Short-term borrowings	—	21,800
Long-term debt	309,046	326,046
Accrued interest payable	1,606	1,686
Advances from borrowers for taxes and insurance	1,445	1,483
Accounts payable and accrued expenses	1,170	1,938

Total liabilities	779,868	778,466

Commitments and contingencies (Notes 16 & 17)

Stockholders’ Equity:
Preferred Stock: $.01 par value; 12,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 25,000,000 shares authorized; issued 3,921,177 shares: outstanding 2009 3,627,696 shares; 2008 3,567,934 shares	39	39
Additional paid-in capital	8,002	7,993
Treasury stock, at cost (2009, 293,481 shares; 2008, 353,243 shares)	(4,202)	(5,017)
Retained earnings — partially restricted	46,329	44,235
Accumulated other comprehensive loss	(29)	(41)

Total stockholders’ equity	50,139	47,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$830,007	$825,675

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended September 30,
(In thousands, except share data)	2009	2008

Interest Income:
Interest and fees on mortgage loans	$20,024	$19,043
Interest on mortgage-backed securities	9,187	10,088
Interest on commercial loans	3,096	1,799
Interest on consumer and other loans	4,772	5,719
Interest on taxable investments	2,986	5,008
Interest on tax-exempt investments	1,267	1,360
Dividends on investment securities	11	59

Total interest and dividend income	41,343	43,076

Interest Expense:
Interest on deposits	10,957	15,218
Interest on borrowings	13,929	13,798

Total interest expense	24,886	29,016

Net Interest Income	16,457	14,060
Provision for loan losses	400	85

Net Interest Income, after Provision for Loan Losses	16,057	13,975

Other Income:
Customer service fees	663	633
Impairment of equity securities	(449)	(252)
Realized gains (losses) on securities	(5)	73
Income on bank-owned life insurance	502	499
Other income	760	777

Total other income	1,471	1,730

Other Expenses:
Salaries and employee benefits	6,219	5,757
Occupancy and equipment	1,199	1,105
Deposit insurance premiums	1,085	56
Data processing	567	602
Other	2,457	2,574

Total other expenses	11,527	10,094

Income before Income Taxes	6,001	5,611

Income tax expense	1,285	1,232

Net Income	$4,716	$4,379

Earnings Per Share:
Basic	$1.31	$1.20

Diluted	$1.31	$1.20

Weighted Average Shares Outstanding:
Basic	3,598,662	3,643,363

Diluted	3,610,569	3,663,469

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In Thousands)	2009		2008

Net Income	$4,716		$4,379

Other Comprehensive Income

Unrealized gain on securities available for sale, net of tax expense 2009, $6; 2008, $25	12	(1)	48	(1)

Total Comprehensive Income	$4,728		$4,427

	2009	2008
(1) Disclosure of reclassification amount, net of tax for the years ended:

Net unrealized loss arising during the year	$(436)	$(106)
Reclassification adjustment for net losses included in net income	454	179

	$18	$73
Tax (expense) benefit	(6)	(25)

Net unrealized gain (loss) on securities	$12	$48

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share data)	Outstanding	Stock	Capital	Restricted	Income (Loss)	Stock	Equity

Balance at September 30, 2007	3,717,519	$39	$8,044	$42,363	$(89)	$(3,316)	$47,041
Net income				4,379			4,379
Dividends — $.69 per share				(2,507)			(2,507)
Stock option compensation			99				99
Treasury stock purchased	(205,358)					(2,556)	(2,556)
Treasury stock delivered under ESOP	8,000		(32)			133	101
Treasury stock delivered under dividend reinvestment plan	42,773		(93)			646	553
Employee options exercised	5,000		(25)			76	51
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					48		48

Balance at September 30, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				4,716			4,716
Dividends — $.73 per share				(2,622)			(2,622)
Stock option compensation			133				133
Treasury stock purchased	(10,200)					(144)	(144)
Treasury stock delivered under ESOP	10,000		(17)			137	120
Treasury stock delivered under dividend reinvestment plan	44,711		(38)			613	575
Employee options exercised	15,251		(69)			209	140
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					12		12

Balance at September 30, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended September 30,
(In Thousands)	2009	2008

Operating Activities:
Net Income	$4,716	$4,379
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	469	523
Provision for loan losses	400	85
Realized (gains) losses on securities	5	(73)
Loss on impairment of equity securities	449	252
Loss on sale of foreclosed real estate	18	—
Amortization of deferred loan fees	33	9
Net amortization of premiums and discounts	142	147
Increase in cash surrender value of bank owned life insurance	(502)	(499)
Compensation charge on stock options	133	99
Changes in assets and liabilities which provided (used) cash:
(Decrease) increase in accounts payable and accrued expenses	(768)	882
(Increase) decrease in prepaid expenses and other assets	(985)	189
Decrease in accrued interest receivable	80	248
(Decrease) increase in accrued interest payable	(80)	130

Net cash provided by operating activities	4,110	6,371

Investing Activities:
Purchase of mortgage-backed securities held to maturity	—	(61,835)
Purchase of investment securities held to maturity	(54,170)	(20,997)
Purchase of investment securities available-for-sale	(6,421)	—
Net purchase (redemption) of FHLB stock	478	(2,434)
Proceeds from the sale of investment securities available-for-sale	83	442
Proceeds from maturities of investment securities held to maturity	28,339	42,408
Proceeds from sale of foreclosed real estate	549	—
Principal collected on mortgage-backed securities	51,247	49,168
Principal collected on long-term loans	129,752	85,717
Long-term loans originated or acquired	(153,032)	(143,616)
Purchases of premises and equipment	(1,186)	(760)

Net cash used in investing activities	(4,361)	(51,907)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	31,024	1,920
Net increase (decrease) in certificates of deposit	10,064	(442)
Cash dividends	(2,047)	(1,954)
Net decrease in short-term borrowings	(21,800)	(9,700)
Proceeds from long-term debt	24,500	113,000
Repayment of long-term debt	(41,500)	(54,063)
Acquisition of treasury stock	(144)	(2,556)
Treasury stock delivered under employee stock plan	260	152
Net increase in advances from borrowers for taxes and insurance	(38)	236

Net cash provided by financing activities	319	46,593

INCREASE IN CASH AND CASH EQUIVALENTS	68	1,057

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,374	8,317

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,442	$9,374

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Interest (credited and paid)	$24,966	$28,886
Income taxes	1,203	1,183
Non-cash transfer of loans to foreclosed real estate	1,314	—
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Nature of Operations and Organizational Structure
The Company is a bank holding company that is regulated by the Federal Reserve Bank of Philadelphia. The Bank is a wholly owned subsidiary and is regulated by the FDIC and the Pennsylvania Department of Banking. The Bank is principally in the business of attracting deposits through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single family residential, commercial and consumer loans. The Bank’s customers are primarily in southeastern Pennsylvania.
2. Summary of Significant Accounting Policies
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, HSB Inc., a Delaware subsidiary which was formed in order to accommodate the transfer of certain assets, Freedom Financial Solutions LLC that allows the Company to offer non deposit products and HARL, LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates in Preparation of the Consolidated Financial Statements — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates and assumptions in the Company’s consolidated financial statements is the allowance for loan losses and other-than-temporary impairment of investments. Actual results could differ from those estimates.
Significant Group Concentrations of Credit Risk — Most of the Company’s activities are with customers located within the southeastern region of Pennsylvania. Notes 3, 4, 5 and 6 discuss types of securities that the Company invests in. Note 7 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.
Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks.
Interest-Bearing Deposits in Banks — Interest-bearing deposits in banks are carried at cost.
Investment and Mortgage-Backed Securities — The Company classifies and accounts for debt and equity securities as follows:
Held to Maturity — Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.
Available for Sale — Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These assets are carried at fair value. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Realized gains and losses on the sale of investment securities are recorded as of the trade date, reported in the consolidated statement of income and determined using the amortized cost of the specific security sold.
For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s fair value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security and whether it is more likely than not that it will be required to sell the security before its fair value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, an impairment loss is recognized in the period in which the decline in value is determined to be other-than-temporary.
Loans — The Company grants commercial, mortgage and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southeastern Pennsylvania. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.
Interest Income on Loans — Interest income is accrued on the unpaid principal balance. Interest on loans is recognized as income when earned. The accrual of interest on mortgage loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
Deferred Loan Fees — Loan origination fees, net of certain direct origination costs, are deferred and the balance is amortized to income as an adjustment over the life of the loan using the interest method.
Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon evaluation of known and inherent risks in the loan portfolio. The loan loss reserves are established as an allowance for estimated losses based on the probable losses of the loan portfolio. In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, status of nonperforming loans, general economic conditions as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.
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
The general allowance for loans that are not classified is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating non-classified loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for the Company and similarly sized institutions. The percentages are adjusted for significant factors that, in management’s judgment, could affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated monthly to ensure their relevance in the current economic environment.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balances homogenous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
Foreclosed Real Estate — Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had foreclosed real estate of $747,000 and $0 as of September 30, 2009 and 2008, respectively.
Office Properties and Equipment — Land is carried at cost. Office properties and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets that range from four to fifty years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.
Federal Home Loan Bank Stock — Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.
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
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of September 30, 2009.

Cash Surrender Value Of Bank Owned Life Insurance (BOLI) — The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income as income on BOLI. The cash surrender value of the insurance policies is recorded as an asset in other assets in the consolidated statements of financial condition and amounted to $13,408,000 and $12,906,000 at September 30, 2009 and 2008, respectively.
Income Taxes — Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.
Transfers of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Treasury Stock — The Company records treasury stock purchases at cost. Gains and losses on subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method.
Accounting for Stock Options — The Company currently has several stock option plans in place for employees and directors of the Company. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense related to stock options for the years ended September 30, 2009 and 2008 was $133,000 and $99,000, respectively. The tax benefit recognized related to the compensation expense for the years ended September 30, 2009 and 2008 was $14,000 and $5,000, respectively.
The weighted average fair value of options granted in the years ended September 30, 2009 and 2008 was $1.43 and $1.39, respectively, and was estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

	Year Ended September 30,
	2009	2008

Risk free interest rate of return	3.20%	3.59%
Expected option life	84 months	84 months
Expected volatility	17%	17%
Expected dividends	5.4%	5.4%
The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
Earnings Per Share — Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The weighted average shares outstanding used to calculate earnings per share were as follows:

	Year Ended September 30,
	2009	2008

Weighted average shares outstanding — basic	3,598,662	3,643,363
Increase in shares due to dilutive stock options	11,907	20,106

Weighted average shares outstanding — diluted	3,610,569	3,663,469

Other Comprehensive Income — The Company presents, as a component of comprehensive income, amounts from transactions and other events, which are currently excluded from the statement of income and are recorded directly to stockholders’ equity. The Company’s other comprehensive income consists of net unrealized holding gains or losses on securities available-for-sale, net of income taxes.
Subsequent Events — The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through December 18, 2009, the date these financial statements were issued.
Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year classifications. The reclassifications had no effect on net income.
Recent Accounting Pronouncements — In June 2009, the FASB issued Statement, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 which was codified into FASB ASC Topic 105, “Generally Accepted Accounting Standards”. The Statement designates the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principals (GAAP). All existing accounting standards documents are superseded as described in FASB ASC Topic 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification. Financial statements issued for all interim and annual periods ending after September 15, 2009 need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. The adoption of the Codification on July 1, 2009 did not impact the Company’s financial position or results of operations.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.
In December 2007, FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, now codified in FASB ASC Topic 810, “Consolidations”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, now codified in FASB ASC Topic 815, “Derivatives and Hedging”. This new guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC Topic 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The new guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new pronouncement will not have an impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued additional authoritative accounting guidance to:
•	Amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and improve the, presentation and disclosure in the financial statements. The new guidance specifies that if a company does not have the intent to sell a debt security prior to recovery and it’s more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the entity’s best estimate of cash flows expected to be collected. Other-than-temporary impairments attributed to credit losses are charged to earnings.

•	Provide additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new guidance does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•	Require companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.
The new guidance was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140, removing the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities, and modifying the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that the adoption of SFAS 166 will have on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is not yet included in the codification, but will impact ASC 810, Consolidation. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (FIN 46(R)), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
A valuation technique that uses:
     a. The quoted price of the identical liability when traded as an asset.
     b. Quoted prices for similar liabilities or similar liabilities when traded as assets.
Another valuation technique that is consistent with the principles of Topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.
3. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses, by maturities, is as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value

U.S. Government Agencies
Due 1 year or less	$5,000	$98	$—	$5,098
Due after 1 year through 5 years	8,000	34	—	8,034
Due after 5 years through 10 years	10,996	4	(80)	10,920
Due after 10 years through 15 years	56,175	299	(278)	56,196
Due after 15 years	2,431	178	—	2,609

Tax Exempt Obligations
Due after 5 years through 10 years	3,898	170	—	4,068
Due after 10 years through 15 years	16,303	708	(3)	17,008
Due after 15 years	2,391	—	(150)	2,241

Total Investment Securities	$105,194	$1,491	$(511)	$106,174

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value

U.S. Government Agencies
Due after 1 year through 5 years	$5,000	$67	$—	$5,067
Due after 5 years through 10 years	2,000	5	—	2,005
Due after 10 years through 15 years	38,497	11	(341)	38,167
Due after 15 years	8,818	64	(44)	8,838
Tax Exempt Obligations
Due after 10 years through 15 years	21,544	592	(109)	22,027
Due after 15 years	3,395	—	(526)	2,869

Total Investment Securities	$79,254	$739	$(1,020)	$78,973

A summary of investments with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

			12 Months or Longer
	Less than 12 Months			Unrealized	Total	Total
	Fair Value	Unrealized Losses	Fair Value	Losses	Fair Value	Unrealized Losses
	(In Thousands)
US Government agencies	$29,637	$(358)	$—	$—	$29,637	$(358)
Tax exempt obligations	1,000	(3)	3,036	(150)	4,036	(153)

Total	$30,637	$(361)	$3,036	$(150)	$33,673	$(511)

At September 30, 2009, investment securities in a gross unrealized loss position consisted of 16 securities that at such date had an aggregate depreciation of 1.50% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

			12 Months or Longer
	Less than 12 Months			Unrealized	Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Losses	Fair Value	Unrealized Losses
US Government agencies	$34,501	$(385)	$—	$—	$34,501	$(385)
Tax exempt obligations	4,502	(298)	1,675	(337)	6,177	(635)

Total	$39,003	$(683)	$1,675	$(337)	$40,678	$(1,020)

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities available-for sale with gross unrealized gains and losses, is as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value
Equity Securities	$355	$48	$(92)	$311
Money Market Mutual Funds	6,417	—	—	6,417

Total Investment Securities	$6,772	$48	$(92)	$6,728

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$877	$46	$(81)	$842
Money Market Mutual Funds	12	—	—	12

Total Investment Securities	$889	$46	$(81)	$854

A summary of investments with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$104	$(43)	$74	$(49)	$178	$(92)

As of September 30, 2009, there were four equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.
During the year ended September 30, 2009, the Company recognized an impairment charge of $449,000 on four equity securities. During the year ended September 30, 2008, the Company recognized an impairment charge of $252,000 on two equity securities.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$258	$(14)	$339	$(67)	$597	$(81)

Proceeds from the sale of investment securities available for sale during the year ended September 30, 2009 were $83,000, resulting in a gross loss of $14,000 and an after tax loss of $9,000. Proceeds from the sale of investment securities available for sale during the year ended September 30, 2008 were $442,000, resulting in a gross gain of $69,000 and an after tax gain of $46,000.
5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses, is as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$11,681	$54	$(271)	$11,464
FHLMC pass-through certificates	65,005	3,270	—	68,275
FNMA pass-through certificates	85,744	3,728	(1)	89,471

Total mortgage-backed securities	$162,430	$7,052	$(272)	$169,210

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$14,708	$8	$(624)	$14,092
FHLMC pass-through certificates	88,594	283	(826)	88,051
FNMA pass-through certificates	110,431	99	(1,061)	109,469
GNMA pass-through certificates	200	2	—	202

Total Mortgage-Backed Securities	$213,933	$392	$(2,511)	$211,814

A summary of securities with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$2,264	$(49)	$6,576	$(223)	$8,840	$(272)

At September 30, 2009, mortgage-backed securities in a gross unrealized loss position consisted of 7 securities that at such date had an aggregate depreciation of 2.98% from the Company’s amortized cost basis. At September 30, 2009, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 5 securities that at such date had an aggregate depreciation of 3.08% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. The Company does not intend to sell, and will not be required to sell these securities until maturity. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.
A summary of securities with unrealized losses, aggregated by category, at September 30, 2008 is as follows:

						Total
	Less than 12 Months		12 Months or Longer		Total	Unrealized
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Losses
Mortgage-backed securities held to maturity	$159,415	$(2,412)	$4,615	$(99)	$164,030	$(2,511)

Proceeds from the sales of mortgage-backed securities during the year ended September 30, 2009 were $1,365,000 resulting in a gross gain of $9,000 and an after tax gain of $6,000. Proceeds from the sales of mortgage-backed securities during the year ended September 30, 2008 were $1,271,000 resulting in a gross gain of $4,000 and an after tax gain of $3,000. The Company sold securities held to maturity in accordance with provisions of FASB ACS Topic 320, “Investments-Debt and Equity Securities” allowing such securities to be sold if principal reductions on such securities were at least 85%.

6. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities available-for sale with gross unrealized gains and losses, is as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$—	$785

Total mortgage-backed securities	$785	$—	$—	$785

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$(27)	$758

Total mortgage-backed securities	$785	$—	$(27)	$758

7. LOANS RECEIVABLE
Loans receivable consists of the following:

	September 30,
(In Thousands)	2009	2008

Residential Mortgages	$345,061	$336,149
Construction	2,912	8,346
Lot Loans	1,141	1,167
Home Equity	92,434	92,383
Commercial Mortgages	48,958	37,823
Commercial Business Loans	10,389	6,584
Consumer Non-Real Estate	2,242	1,955

Total	503,137	484,407
Undisbursed portion of loans in process	(1,873)	(5,109)
Deferred loan fees	(779)	(452)
Allowance for loan losses	(2,094)	(1,988)

Loans Receivable — net	$498,391	$476,858

At September 30, 2009 and 2008, the Company was servicing loans for others amounting to approximately $2,550,000 and $2,918,000 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recognized over the life of the loan. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of approximately $10,000 and $13,000, at September 30, 2009 and 2008, respectively.
The Bank has had, and may be expected to have in the future, loan transactions in the ordinary course of business with directors, officers, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loans to related parties at September 30, 2009 and 2008, were approximately $803,000 and $645,000, respectively. Additional loans and repayments for the year ended September 30, 2009, were $708,000 and $550,000, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
(In Thousands)	2009	2008

Balance, beginning of year	$1,988	$1,933
Provision of loan losses	400	85
Recoveries	27	10
Charge offs	(321)	(40)

Balance, end of year	$2,094	$1,988

The provision for loan losses charged to expense is based upon past loss experiences and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Impaired loans disclosures do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At September 30, 2009 and 2008, the Company had impaired loans of $0 and $815,000, respectively, with a related allowance for loan losses of $0 and $122,000, respectively. At September 30, 2009 and 2008, the Company had non-accrual loans of $335,000 and $244,000, respectively. At September 30, 2009 and 2008, the Company had loans in excess of 90 days delinquent and still accruing interest in the amount of $1,565,000 and $1,014,000, respectively.
8. OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classifications as follows:

	September 30,
(In Thousands)	2009	2008

Land	$1,159	$1,159
Buildings	7,349	7,340
Branch office in construction	3,367	2,430
Furniture, fixtures and equipment	4,499	4,251
Automobiles	17	25

Total	16,391	15,205
Less accumulated depreciation	(5,905)	(5,436)

Net	$10,486	$9,769

Depreciation expense for the years ended September 30, 2009 and 2008 amounted to approximately $469,000 and $523,000, respectively.

9. DEPOSITS
Deposits are summarized as follows:

	September 30,
	2009		2008
		Weighted		Weighted
		Interest		Interest
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Non-interest bearing checking accounts	$12,364	0.00%	$10,963	0.00%
NOW accounts	16,818	0.12	14,315	0.25
Interest bearing checking accounts	29,282	0.44	27,888	1.13
Money market deposit accounts	77,432	1.12	52,005	1.47
Passbook and club accounts	2,940	0.91	2,641	1.00
Certificate of deposit accounts	327,765	2.82	317,701	3.49

Total Deposits	$466,601	2.20%	$425,513	2.87%

At September 30, 2009, the amounts of scheduled maturities of certificate of deposit accounts were as follows:

For the year ended September 30: 2010	$201,343
2011	52,652
2012	28,902
2013	27,735
2014	17,133

Total	$327,765

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2009 and 2008 amounted to approximately $60.1 million and $53.4 million, respectively. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013.
Interest expense on savings deposits is composed of the following:

	Year Ended September 30,
(In Thousands)	2009	2008

NOW, interest-bearing checking and MMDA accounts	$961	$2,212
Passbook and club accounts	172	31
Certificate accounts	9,824	12,975

Total	$10,957	$15,218

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The Company has a line of credit with the Federal Home Loan Bank of which $0 and $21.8 million of the available $75.0 million was used at September 30, 2009 and 2008, respectively. The average balance outstanding on the line of credit for the years ended September 30, 2009 and 2008 was $13.3 million and $16.9 million, respectively. The maximum amount outstanding at any time for 2009 and 2008 was $37.8 million and $39.0 million, respectively. The weighted average interest rate during 2009 and 2008 was 0.70% and 2.96%. The interest rate at September 30, 2009 and 2008 was 0.68% and 2.05%, respectively.
Long-term debt consists of the following:

			Weighted
	Amount		Average Rate
	2009	2008	2009	2008
	(Dollars in Thousands)
FHLB long-term debt:
Fixed rate advances maturing:
2010	$30,358		4.37%
2011	16,849		4.34%
2012	55,793		4.49%
2013	22,189		3.62%
2014	14,856		3.33%
2015	19,031		3.82%
2016	10,000		4.71%
Maturing after 9/30/2016:	89,970		4.27%

Total FHLB long-term debt	259,046	276,046	4.21%	4.25%

Other long-term debt:
Fixed rate advances maturing:
2013	15,000		4.55%
2014	15,000		4.80%
Maturing after 9/30/2015:	10,000		4.37%

Total other long-term debt fixed	40,000	40,000	4.60%	4.27%
Adjustable long-term debt maturing:
Maturing after 9/30/2015:	10,000	10,000	5.78%	4.37%

Total other long-term debt	$50,000	$50,000	4.84%	4.29%

Total Long-term Debt	$309,046	$326,046	4.31%	4.26%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.
11. INCOME TAXES
The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2009 and 2008 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

The expense for income taxes differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2009		2008
		Percentage		Percentage
		of Pretax		of Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income

At statutory rate	$2,041	34.0%	$1,908	34.0%
Adjustments resulting from:
Tax-exempt income	(585)	(9.8)	(597)	(10.6)
Other	(171)	(2.8)	(79)	(1.4)

Expense per consolidated statements of income	$1,285	21.4%	$1,232	22.0%

Income tax expense is summarized as follows:

	Year Ended September 30,
(In thousands)	2009	2008

Current	$1,417	$1,273
Deferred	(132)	(41)

Total Income Tax Expense	$1,285	$1,232

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	September 30,
(In thousands)	2009	2008
Deferred Tax Assets:
Deferred Loan Fees	$20	$37
Allowance for Loan Losses	712	676
Unrealized loss on investment securities	15	21
Non-deductible capital losses	89	—
Securities impairment	156	86
Other	29	32

Sub-Total	1,021	852

Deferred Tax Liabilities:
Properties and equipment	(545)	(501)

Sub-Total	(545)	(501)

Total	$476	$351

12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2009
Tier 1 Capital (to assets)	$50,149	6.06%	$33,103	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	50,149	11.26%	17,809	4.00%	26,714	6.00%
Total Capital (to risk weighted assets)	52,242	11.73%	35,618	8.00%	44,523	10.00%

At September 30, 2008
Tier 1 Capital (to assets)	$47,191	5.69%	$33,167	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	47,191	10.97%	17,203	4.00%	25,804	6.00%
Total Capital (to risk weighted assets)	49,179	11.44%	34,406	8.00%	43,007	10.00%
The Company’s capital ratios are not significantly different than the Bank’s disclosed above.
13. RETIREMENT SAVINGS PLANS
The Company has an employee stock ownership pension plan and a qualified 401 (k) retirement savings plan covering all full-time employees meeting certain eligibility requirements. Contributions for both plans are at the discretion of the Company’s Board of Directors. Contribution expense related to the plans was $362,000 and $309,000 for the years ended September 30, 2009 and 2008, respectively.
14. STOCK OPTIONS
In January 1996, the stockholders approved the 1995 Stock Option Plan. This plan consists of two parts: Plan I — incentive stock options and Plan II — compensatory stock options.
In January 2001, the stockholders approved the 2000 Stock Option Plan. This plan consists of two parts: Plan I — incentive stock options and Plan II — compensatory stock options.
In January 2006, the stockholders approved the 2005 Stock Option Plan. This plan consists of two parts: Plan I — incentive stock options and Plan II — compensatory stock options. There are 76,911 options remaining for grant in this plan.

A summary of transactions under these plans follow:

	Year Ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Options	Price	Options	Price

Outstanding, beginning of year	345,909	$14.97	282,349	$15.54
Exercised	(15,250)	9.22	(5,000)	8.87
Canceled	—	—	(10,918)	15.61
Granted	74,612	12.59	79,478	12.50

Outstanding, end of year	405,271	$14.75	345,909	$14.97

Options exercisable, end of year	152,066	$14.67	145,666	$14.45

A summary of the exercise price ranges at September 30, 2009 is as follows:

			Weighted
	Exercise	Weighted	Average
Number of	Price	Average Remaining	Exercise Price
Option Shares	Range	Contractual Life	per Share

31,882	$8.10-12.00	1.93	$9.56
181,306	12.01-16.00	7.86	12.61
192,083	16.01-19.13	6.08	17.63

405,271	$8.10-19.13	6.55	$14.75

At September 30, 2009 and 2008, the aggregate intrinsic value of options outstanding was $332,000 and $137,000, respectively. At September 30, 2009 and 2008, the aggregate intrinsic value of options exercisable was $167,000 and $131,000, respectively. For the years ended September 30, 2009 and 2008, the aggregate intrinsic value of options exercised was $70,000 and $19,000, respectively.
The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2009. This amount changes based on changes in the market value of the Company’s common stock.
Stock based compensation expense related to stock options for the years ended September 30, 2009 and 2008 was $133,000, or $126,000 net of tax and $99,000, or $94,000 net of tax, respectively. As of September 30, 2009, there was approximately $207,000 of total unrecognized compensation cost related to non-vested stock options under the plans.
The Company also has established an Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions would then be used to purchase stock during an offering period determined by the Company’s Salary and Benefits Committee. The purchase price of the stock would be the lesser of 85% of the market price on the first day or the last day of the offering period. During 2009 and 2008, no shares were issued to employees, respectively. At September 30, 2009 and 2008, there were 53,583 shares available for future purchase. The Company suspended participation in the Purchase Plan in March 2005 and the plan is not currently active.
15. COMMITMENTS
At September 30, 2009, the Company had approximately $12.4 million in outstanding commitments to originate mortgage loans, of which $11.9 million were at fixed rates ranging from 4.50% to 6.625% and adjustable rates of $284,000 at 5.625%. The unfunded line of credit commitments at September 30, 2009 were $48.3 million. The Company had $2.7 million and $3.3 million of committed commercial and consumer loans, respectively at September 30, 2009. In addition, the Company had $3.7 million of unused commercial lines of credit at September 30, 2009. The amounts of undisbursed portions of loans in process at September 30, 2009 were $1.7 million. The Company had a total of $579,000 in standby letters of credit. Also, at September 30, 2009, the Company had no outstanding futures or options positions.
The Company leases land for two of its branch offices. Minimum rental commitments for the next five years at September 30, 2009, are summarized below:

Fiscal Year	Rental Amount
2010	$124,697
2011	126,020
2012	130,888
2013	137,702
2014	137,702

Total	$657,009

16. LEGAL CONTINGENCIES
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
17. CONVERSION TO A STOCK SAVINGS BANK
At the time of conversion, in 1987, the Bank established a liquidation account in an amount equal to the Bank’s net worth as reflected in the latest consolidated statement of financial condition of the Bank contained in the offering circular utilized in the conversion. The function of the liquidation account is to establish a priority on liquidation and, except with respect to the payment of cash dividends on, or the re-purchase of, any of the common stock by the Bank, the existence of the liquidation account will not operate to restrict the use or application of any of the net worth accounts of the Bank. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to receive a pro rata distribution from the liquidation account, based on such holder’s proportionate amount of the total current adjusted balances from deposit accounts then held by all eligible account holders, before any liquidation distribution may be made with respect to stockholders. The liquidation account was approximately $2,300,000 at September 30, 2009. Furthermore, the Company may not repurchase any of its stock if the effect thereof would cause the Company’s net worth to be reduced below (i) the amount required for the liquidation account or (ii) the regulatory capital requirements.
18. FAIR VALUE MEASUREMENTS AND DISCLOSURES
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” now codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The new standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements and applies to other accounting pronouncements that require or permit fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the new guidance effective for its fiscal year beginning October 1, 2008.
In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), now codified in ASC Topic 820 which delays the effective date of fair value disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The primary effect of the new fair value measurements standard on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.
The new guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under are as follows:
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$6,728	$6,728	$—	$—
Mortgage-backed securities available for sale	785	—	785	—

Total	$7,513	$6,728	$785	$—

The Company has no financial assets measured at fair value on a non-recurring basis at September 30, 2009.
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
Deposit Liabilities (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of an aggregated expected monthly maturities on time deposits.
Borrowings (Carried at Cost)
Fair values of borrowings are estimated using discounted cash flow analysis, based on quoted prices for new advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.
Off-Balance Sheet financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of or edit based on fees currently charged in the market to enter into similar agreements, taking into account, the remain terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet finer instruments are not considered material as of September 30, 2009.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.

	September 30,
	2009		2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value
Assets:

Cash and cash equivalents	$9,442	$9,442	$9,374	$9,374
Investment securities held to maturity	105,194	106,174	79,254	78,973
Investment securities available-for-sale	6,728	6,728	854	854
Mortgage-backed securities held to maturity	162,430	169,210	213,933	211,814
Mortgage-backed securities available-for-sale	785	785	758	758
Loans receivable — net	498,391	512,512	476,858	474,411
Federal Home Loan Bank stock	16,096	16,096	16,574	16,574
Accrued interest receivable	3,719	3,719	3,799	3,799

Liabilities:

Checking, passbook, club and NOW deposit accounts	61,404	61,404	55,807	55,807
Money Market deposit accounts	77,432	77,432	52,005	52,005
Certificate of deposit accounts	327,765	332,733	317,701	318,929
Borrowings	309,046	331,330	347,846	357,376
Accrued interest payable	1,606	1,606	1,686	1,686

Off balance sheet financial instruments	—	—	—	—
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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

19. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial statements of Harleysville Savings Financial Corporation are as follows:
(In Thousands)
Condensed Statements of Financial Condition

	September 30,
	2009	2008
Assets
Cash	$31	$47
Investment in subsidiary	50,589	47,618

Total Assets	$50,620	$47,665

Liabilities & Stockholders’ Equity
Other liabilities	$481	$456
Stockholders’ equity	50,139	47,209

Total Liabilities & Stockholders’ Equity	$50,620	$47,665

Condensed Statements of Income:

	For the Year Ended September 30,
	2009	2008
Equity in income of subsidiary	$5,169	$4,788
Other expense	453	409

Net income	$4,716	$4,379

Condensed Statements of Cash Flows

	For the Year Ended September 30,
	2009	2008
Net income	$4,716	$4,379
(Decrease) increase in other liabilities	(14)	(10)
Income of Harleysville Savings Bank	(5,169)	(4,788)

Net cash used by operating activities	(467)	(419)

Investing activities:
Dividends received from subsidiary	2,382	4,629

Net cash provided by investing activities	2,382	4,629

Financing activities:
Acquisition of treasury stock	(144)	(2,556)
Issuance of treasury stock	260	152
Dividends paid	(2,047)	(1,954)

Net cash used in financing activities	(1,931)	(4,358)

Net increase (decrease) in cash and cash equivalents	(16)	(148)

Cash and cash equivalents at the beginning of the period	47	195

Cash and cash equivalents at the end of the period	$31	$47

20. Quarterly Financial Data (Unaudited)
Unaudited quarterly financial data for the years ended September 30, 2009 and 2008 is as follows: (in thousands, except per share data)

	2009				2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
(In Thousands)	QTR	QTR	QTR	QTR	QTR	QTR	QTR	QTR
Interest Income	$10,726	$10,504	$9,973	$10,140	$10,501	$10,722	$10,812	$11,041
Interest Expense	6,541	6,147	6,128	6,070	7,631	7,519	7,056	6,810

Net Interest Income	4,185	4,357	3,845	4,070	2,870	3,203	3,756	4,231
Provision for loan losses	100	100	90	110	—	5	35	45

Net interest income after provision for loan losses	4,085	4,257	3,755	3,960	2,870	3,198	3,721	4,186
Impairment of equity securities	—	449	—	—	—	—	252	—
Realize net gains(losses) on securities	—	9	—	(14)	—	4	—	69
Other Income	471	463	460	531	499	463	453	494

Other expense	2,754	2,819	3,113	2,840	2,386	2,425	2,554	2,729

Income before income taxes	1,802	1,461	1,102	1,637	983	1,240	1,368	2,020
Income tax expense	426	258	246	355	182	206	332	512

Net income	$1,376	$1,203	$856	$1,282	$801	$1,034	$1,036	$1,508

Per Common Share:

Earnings per share — basic	$0.38	$0.33	$0.24	$0.35	$0.22	$0.28	$0.29	$0.42
Earnings per share — diluted	$0.38	$0.33	$0.24	$0.35	$0.21	$0.28	$0.29	$0.42
Earnings per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm — Change in Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2010 (the “Proxy Statement”).
Item 9A(T). Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Management’s Assessment of Internal Control over Financial Reporting
Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:
•	maintain records that accurately reflect the company’s transactions;

•	prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	prevent and detect unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2009. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
The Board of Directors of Harleysville Savings Financial Corporation, through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.
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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

/s/ Ronald B. Geib President and Chief Executive Officer	/s/ Brendan J. McGill Chief Financial Officer
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
     The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics may be found on the Company’s website at www.harleysvillesavingsbank.com.
Item 11. Executive Compensation.
     The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required herein is incorporated by reference from the information contained in the sections captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” and “Proposal to Approve the 2009 Stock Incentive Plan — Equity Compensation Plan Information” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Directors Independence.
     The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation — Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services.
     The information required herein is incorporated by reference from the information contained in the section captioned “Relationship with Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) The following financial statements are incorporated by reference from Item 8 hereof:
     Consolidated Statements of Financial Condition as of September 30, 2009 and 2008
     Consolidated Statements of Income for the Years Ended September 30, 2009 and 2008
     Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008
     Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2009 and 2008
     Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008
     Notes to Consolidated Financial Statements
     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
     (3) Exhibits
     The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amended and Restated Bylaws	(1)

4.0	Common Stock Certificate	(2)

10.1	1995 Stock Option Plan*	(3)

10.2	Amended and Restated 2000 Stock Option Plan*	(4)

10.3	Amended and Restated 2005 Stock Option Plan*	(4)

10.4	Profit Sharing Incentive Plan*	(3)

10.5	Amended and Restated Employment Agreement between the Company, the Bank and Ronald B. Geib*	(4)

10.6	Form of Change in Control Agreement among Harleysville Savings Financial Corporation, Harleysville Savings Bank and each of Brendan J. McGill, Stephen J. Kopenhaver, Adrian D. Gordon and Sheri Strouse*	(5)

22.0	Subsidiaries of the Registrant — Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—

23.1	Consent of ParenteBeard LLC	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 17, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2000.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, filed with the SEC on December 23, 2003.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2008.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
December 18, 2009	By:	/s/ Ronald B. Geib
Ronald B. Geib
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Edward J. Molnar Edward J. Molnar	Chairman of the Board	December 18, 2009

/s/ Ronald B. Geib Ronald B. Geib	President and Chief Executive Officer (principal executive officer)	December 18, 2009

/s/ Brendan J. McGill Brendan J. McGill	Executive Vice President, Treasurer and Chief Financial Officer (principal financial and principal accounting officer)	December 18, 2009

/s/ Sanford L. Alderfer Sanford L. Alderfer	Director	December 18, 2009

/s/ Mark R. Cummins Mark R. Cummins	Director	December 18, 2009

/s/ Thomas D. Clemens Thomas D. Clemens	Director	December 18, 2009

Name	Title	Date

/s/ Charlotte A. Hunsberger Charlotte A. Hunsberger	Director	December 18, 2009

/s/ George W. Meschter George W. Meschter	Director	December 18, 2009

/s/ James L. Rittenhouse James L. Rittenhouse	Director	December 18, 2009