Form 10-Q
period 2009-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2010-02-12
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 Par Value, 3,650,045 shares outstanding as of February 12, 2010

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	December 31,	September 30,
(In thousands, except share data)	2009	2009

Assets
Cash and amounts due from depository institutions	$2,640	$3,222
Interest bearing deposits	14,245	6,220

Total cash and cash equivalents	16,885	9,442

Investment securities held to maturity (fair value — December 31, $106,425; September 30, $106,174)	107,145	105,194
Investment securities available-for-sale at fair value	8,182	6,728
Mortgage-backed securities held to maturity (fair value — December 31, $158,967; September 30, $169,210)	153,511	162,430
Mortgage-backed securities available-for-sale at fair value	782	785
Loans receivable (net of allowance for loan losses — December 31, $2,194; September 30, $2,094)	503,720	498,391
Accrued interest receivable	3,741	3,719
Federal Home Loan Bank stock — at cost	16,096	16,096
Foreclosed real estate	—	747
Office properties and equipment, net	11,323	10,486
Prepaid expenses and other assets	18,509	15,989

TOTAL ASSETS	$839,894	$830,007

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$486,341	$466,601
Long-term debt	297,141	309,046
Accrued interest payable	1,558	1,606
Advances from borrowers for taxes and insurance	3,406	1,445
Accounts payable and accrued expenses	544	1,170

Total liabilities	788,990	779,868

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 12,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 25,000,000 shares authorized; 3,921,177 shares issued; outstanding December 31, 2009 3,645,288 shares September 30, 2009 3,627,696 shares	39	39
Additional Paid-in capital	7,999	8,002
Treasury stock, at cost (December 31, 2009, 275,889 shares;	(3,961)	(4,202)
September 30, 2009, 293,481 shares)
Retained earnings — partially restricted	46,854	46,329
Accumulated other comprehensive loss	(27)	(29)

Total stockholders’ equity	50,904	50,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,894	$830,007

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended
	December 31,
(In thousands, except per share data)	2009	2008

INTEREST INCOME:
Interest on mortgage loans	$5,084	$5,009
Interest on commercial loans	938	710
Interest on mortgage-backed securities	1,905	2,546
Interest on consumer and other loans	1,137	1,307
Interest on taxable investments	909	818
Interest on tax-exempt investments	282	331
Dividends on investment securities	1	5

Total interest income	10,256	10,726

Interest Expense:
Interest on deposits	2,535	2,971
Interest on borrowings	3,334	3,570

Total interest expense	5,869	6,541

Net Interest Income	4,387	4,185
Provision for loan losses	150	100

Net Interest Income after Provision for Loan Losses	4,237	4,085

Other Income:
Customer service fees	161	178
Income on bank-owned life insurance	122	122
Other income	219	171

Total other income	502	471

Other Expenses:
Salaries and employee benefits	1,669	1,615
Occupancy and equipment	294	310
Deposit insurance premiums	227	18
Data processing	152	137
Other	728	674

Total other expenses	3,070	2,754

Income before Income Taxes	1,669	1,802

Income tax expense	455	426

Net Income	$1,214	$1,376

Basic Earnings Per Share	$0.33	$0.38

Diluted Earnings Per Share	$0.33	$0.38

Dividends Per Share	$0.19	$0.18

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2009		2008
Net Income	$1,214		$1,376

Other Comprehensive Income

Unrealized gain (loss) on securities available for sale, net of tax expense (benefit) — 2009, $1; 2008, ($68) and reclassifications	1	(1)	(132	)(1)

Total Comprehensive Income	$1,215		$1,244

	2009		2008
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain (loss) arising during the three months ended	$2		$(200)
Reclassification adjustment for net losses (gains) included in net income	—		—

	2		(200)
Tax (expense) benefit	(1)		68

Net unrealized gain on securities available for sale	$1		$(132)

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
(In thousands, except share and	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				1,214			1,214
Dividends — $.19 per share				(689)			(689)
Stock option compensation			35				35
Treasury stock delivered under reinvestment plan	10,509		(5)			144	139
Employee options exercised	7,083		(33)			97	64
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					2		2

Balance at December 31, 2009	3,645,288	$39	$7,999	$46,854	$(27)	$(3,961)	$50,904

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
(In thousands, except share and	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				1,376			1,376
Dividends — $.18 per share				(642)			(642)
Stock option compensation			39				39
Treasury stock delivered under reinvestment plan	11,110		(10)			152	142
Employee options exercised	1,667		(7)			22	15
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					(132)		(132)

Balance at December 31, 2008	3,580,711	$39	$8,015	$44,969	$(173)	$(4,843)	$48,007

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
(In thousands)	2009	2008
Operating Activities:
Net Income	$1,214	$1,376
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	124	124
Provision for loan losses	150	100
Loss on sale of foreclosed real estate	159	—
Amortization of deferred loan fees	17	11
Net amortization of premiums and discounts	32	25
Increase in cash surrender value of bank owned life insurance	(122)	(122)
Compensation charge on stock options	35	39
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(626)	(1,282)
(Increase) decrease in prepaid expenses and other assets	(2,398)	386
Decrease in accrued interest receivable	(22)	(11)
Decrease in accrued interest payable	(48)	(66)

Net cash (used in) provided by operating activities	(1,485)	580

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(1,571)	—
Purchase of investment securities held to maturity	(19,000)	—
Purchase of investment securities available-for-sale	(1,449)	(1,418)
Net purchase of FHLB stock	—	478
Proceeds from maturities of investment securities held to maturity	17,075	1,169
Proceeds from sale of foreclosed real estate	588	—
Principal collected on mortgage-backed securities	10,432	6,737
Principal collected on long-term loans	29,361	26,584
Long-term loans orginated or acquired	(34,858)	(33,410)
Purchases of premises and equipment	(961)	(56)

Net cash (used in) provided by investing activities	(383)	84

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	21,790	2,863
Net decrease in certificates of deposit	(2,050)	(8,213)
Cash dividends	(549)	(500)
Net increase in short-term borrowings	—	8,000
Proceeds from long-term debt	—	4,500
Repayment of long-term debt	(11,905)	(10,001)
Treasury stock delivered under employee stock plans	64	15
Net increase in advances from borrowers for taxes and insurance	1,961	2,013

Net cash provided by (used in) financing activities	9,311	(1,323)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,443	(659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,442	9,374

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,885	$8,715

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$5,917	$6,607
Income taxes	450	700
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2010 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2009.
Use of Estimates in Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses, the determination of other-than-temporary impairment on securities and the valuation of deferred tax assets. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year’s classifications. The reclassifications had no effect on net income.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through February 12, 2010, the date these financial statements were issued.

page -6-

New Accounting Standards
In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial position and results of operations.
In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this new guidance to have an impact on our financial position or result of operations.

page -7-

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

page -8-

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due 1 year or less	$5,000	$51	$—	$5,051
Due after 1 year through 5 years	8,000	33	—	8,033
Due after 5 years through 10 years	7,997	—	(153)	7,844
Due after 10 years through 15 years	62,000	55	(1,297)	60,758
Due after 15 years	2,431	101	—	2,532
Tax Exempt Obligations
Due after 5 years through 10 years	4,227	159	—	4,386
Due after 10 years through 15 years	15,098	552	(30)	15,620
Due after 15 years	2,392	—	(191)	2,201

Total Investment Securities	$107,145	$951	$(1,671)	$106,425

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due 1 year or less	$5,000	$98	$—	$5,098
Due after 1 year through 5 years	8,000	34	—	8,034
Due after 5 years through 10 years	10,996	4	(80)	10,920
Due after 10 years through 15 years	56,175	299	(278)	56,196
Due after 15 years	2,431	178	—	2,609
Tax Exempt Obligations
Due after 5 years through 10 years	3,898	170	—	4,068
Due after 10 years through 15 years	16,303	708	(3)	17,008
Due after 15 years	2,391	—	(150)	2,241

Total Investment Securities	$105,194	$1,491	$(511)	$106,174

A summary of investments with unrealized losses, aggregated by category, at December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$52,547	$(1,450)	$—	$—	$52,547	$(1,450)
Tax exempt obligations	984	(19)	2,985	(202)	3,969	(221)

Total	$53,531	$(1,469)	$2,985	$(202)	$56,516	$(1,671)

At December 31, 2009, investment securities in a gross unrealized loss position consisted of 24 securities that at such date had an aggregate depreciation of 2.87% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and the intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery at amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.
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

page -9-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities with gross unrealized gains and losses, by maturities, is as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$355	$45	$(84)	$316
Money Market Mutual Funds	7,866	—	—	7,866

Total Investment Securities	$8,221	$45	$(84)	$8,182

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$355	$48	$(92)	$311
Money Market Mutual Funds	6,417	—	—	6,417

Total Investment Securities	$6,772	$48	$(92)	$6,728

A summary of investments with unrealized losses, aggregated by category, at December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$47	$(42)	$114	$(42)	$161	$(84)

As of December 31, 2009 there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$104	$(43)	$74	$(49)	$178	$(92)

page -10-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$10,972	$50	$(228)	$10,794
FHLMC pass-through certificates	60,734	2,617	—	63,351
FNMA pass-through certificates	80,240	3,040	—	83,280
GNMA pass-through certificates	1,565	—	(23)	1,542

Total residential mortgage-backed securities	$153,511	$5,707	$(251)	$158,967

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$11,681	$54	$(271)	$11,464
FHLMC pass-through certificates	65,005	3,270	—	68,275
FNMA pass-through certificates	85,744	3,728	(1)	89,471

Total residential mortgage-backed securities	$162,430	$7,052	$(272)	$169,210

A summary of securities with unrealized losses, aggregated by category, at December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$7,654	$(96)	$1,789	$(155)	$9,443	$(251)

At December 31, 2009, mortgage-related securities in a gross unrealized loss for less than twelve months consisted of 6 securities that at such date had an aggregate depreciation of 1.28% from the Company’s amortized cost basis. At December 31, 2009, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of one security that at such date had an aggregate depreciation of 7.97% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. The Company does not intend to sell, and will not be required to sell any of the securities until maturity. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.
A summary of securities with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$2,264	$(49)	$6,576	$(223)	$8,840	$(272)

page -11-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities with gross unrealized gains and losses, is as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$(3)	$782

Total Residential Mortgage-Backed Securities	$785	$—	$(3)	$782

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$—	$785

Total Residential Mortgage-Backed Securities	$785	$—	$—	$785

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	December 31, 2009	September 30, 2009
Residential Mortgages	$345,471	$346,202
Construction	5,855	2,912
Home Equity	91,953	92,434
Commercial Mortgages	53,575	48,958
Commercial Business Loans	9,858	10,389
Consumer Non-Real Estate	2,289	2,242

Total	509,001	503,137
Undisbursed portion of loans in process	(2,334)	(1,873)
Deferred loan fees	(753)	(779)
Allowance for loan losses	(2,194)	(2,094)

Loans Receivable — net	$503,720	$498,391

The total amount of loans being serviced for the benefit of others was approximately $2,224,000 and $2,550,000 at December 31, 2009 and September 30, 2009, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

Three Months Ended
December 31, 2009
(In thousands)
Balance, beginning of period	$2,094
Provision for loan losses	150
Recoveries	2
Charge offs	(52)

Balance, end of period	$2,194

page -12-

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
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of December 31, 2009.
8. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	December 31, 2009	September 30, 2009
Non-interest bearing checking accounts	$14,250	$12,364
NOW accounts	19,991	16,818
Interest bearing checking accounts	31,172	29,282
Money market demand accounts	92,398	77,432
Passbook and club accounts	2,815	2,940
Certificate of deposit accounts	325,715	327,765

Total deposits	$486,341	$466,601

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2009 and September 30, 2009 amounted to approximately $61.7 million and $60.1 million, respectively.
9. COMMITMENTS
At December 31, 2009, the following commitments were outstanding:

(In thousands)
Letters of credit	$868
Commitments to originate loans	11,201
Unused portion of home equity lines of credits	49,285
Unused portion of commercial lines of credits	6,694
Undisbursed portion of construction loans in process	2,256

Total	$70,304

10. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended
	December 31,
	2009	2008
Basic	3,633,347	3,580,630
Diluted	3,646,284	3,592,483
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.

page -13-

11. LONG-TERM DEBT
Advances consists of the following:

	December 31,		September 30,
	2009		2009
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$25,090	4.40%	$30,358	4.37%
13 to 24 months	22,251	4.28%	16,849	4.34%
25 to 36 months	44,830	4.56%	55,793	4.49%
37 to 48 months	41,154	3.90%	37,189	4.00%
49 to 60 months	25,077	4.27%	29,856	4.07%
61 to 72 months	18,865	3.82%	19,031	3.82%
73 to 84 months	10,000	4.71%	10,000	4.71%
85 to 120 months	109,874	4.44%	109,970	4.42%

Total	$297,141	4.32%	$309,046	4.31%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at December 31, 2009 and September 30, 2009, for general purposes, respectively. Included in the table above at December 31, 2009 and September 30, 2009 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $415.0 million of which $247.1 was used as of December 31, 2009. In addition, there are three long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companies consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ratios disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2009
Tier 1 Capital (to assets)	$50,881	6.11%	$33,308	4.00%	$41,635	5.00%
Tier 1 Capital (to risk weighted assets)	50,881	11.19%	18,192	4.00%	27,289	6.00%
Total Capital (to risk weighted assets)	53,075	11.67%	36,385	8.00%	45,481	10.00%

As of September 30, 2009
Tier 1 Capital (to assets)	$50,149	6.06%	$33,103	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	50,149	11.26%	17,809	4.00%	26,714	6.00%
Total Capital (to risk weighted assets)	52,242	11.73%	35,618	8.00%	44,523	10.00%

page -14-

13. FAIR VALUES MEASUREMENTS AND DISCLOSURES
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” now codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.The new standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements and applies to other accounting pronouncements that require or permit fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the new guidance effective for its fiscal year beginning October 1, 2008.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and September 30, 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$8,182	$8,182	$—	$—
Mortgage-backed securities available for sale	782	—	782	—

	$8,964	$8,182	$782	$—

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$6,728	$6,728	$—	$—
Mortgage-backed securities available for sale	785	—	785	—

	$7,513	$6,728	$785	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and September 30, 2009 are as follows:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$432	$—	$—	$432

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

page -15-

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
Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $509,000 less their specific valuation allowances of $77,000.
Federal Home Loan Bank Stock (Carried at Cost)
The carrying amount of this restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.
Accrued Interest Receivable and Payable (Carried at Cost)
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.
Deposit Liabilities (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of a aggregated expected monthly maturities on time deposits.
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
Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currenctly charged in the market to enter into similar agreements, taking into account, the remain terms of the agreements and the counterparies’ credit standing. The fair value of these off-balance sheet finer instruments are not considered material as of December 31, 2009 and September 30, 2009.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of financial instruments are as follows.

	December 31,		September 30,
	2009		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$16,885	$16,885	$9,442	$9,442
Investment securities held to maturity	107,145	106,425	105,194	106,174
Investment securities available-for-sale	8,182	8,182	6,728	6,728
Mortgage-backed securities held to maturity	153,511	158,967	162,430	169,210
Mortgage-backed securities available-for-sale	782	782	785	785
Loans receivable — net	503,720	514,906	498,391	512,512
Federal Home Loan Bank Stock	16,096	16,096	16,096	16,096
Accrued interest receivable	3,741	3,741	3,719	3,719

Liabilities:
Checking, Passbook, Club and NOW accounts	68,228	68,228	61,404	61,404
Money Market Demand accounts	92,398	92,398	77,432	77,432
Certificate accounts	325,715	330,000	327,765	332,733
Borrowings	297,141	317,579	309,046	331,330
Accrued interest payable	1,558	1,558	1,606	1,606
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

page -16-

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
Critical Accounting Policies and Judgments
The Company’s consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements: allowance for loan losses, and other-than-temporary security impairment.
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

page -17-

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
Changes in Financial Position for the Three-Month Period Ended December 31, 2009
Total assets at December 31, 2009 were $839.9 million, an increase of $9.9 million for the three-month period then ended. The increase was primarily due to an increase in loans receivable of approximately $5.3 million, an increase in cash and investments of approximately $10.8 million and an increase of prepaid and other assets of approximately $2.5 million. This increase was offset by a decrease in mortgage-backed securities’ pay-downs totaling $8.9 million. The increase in prepaids and other assets was due to a $3.0 million prepayment of FDIC premiums in December 2009.
Asset growth was primarily funded by growth in deposits during the three-month period ended December 31, 2009, total deposits increased by $19.7 million to $486 million. Advances from borrowers for taxes and insurance also increased by $2.0 million due to the timing of property tax payments. The increase was offset by a decrease in borrowings of $12.0 million.
Comparisons of Results of Operations for the Three Month Period Ended December 31, 2009 with the Three Month Period Ended December 31, 2008
Net Interest Income
Net interest income was $4.4 million for the three-month period ended December 31, 2009 compared to $4.2 million for the comparable period in 2008. The increase in the net interest income for the three-month period ended December 31, 2009 when compared to the same period in 2008 can be attributed to the increase in interest rate spread from 2.08% in 2008 to 2.09% in 2009, and the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. Net income was $1.2 million for the three-month period ended December 31, 2009 compared to $1.4 million for the comparable period in 2008.
Non-Interest Income
Non-interest income increased to $502,000 for the three-month period ended December 31, 2009 from $471,000 for the comparable period in 2008. The increase is primarily due to the fact that the Company had an increase in income related to non deposit products.
Non-Interest Expenses
For the three-month period ended December 31, 2009, non-interest expenses increased by $316,000 or 11.5% to $3.1 million compared to $2.8 million for the same period in 2008. These increased costs are primarily due to the increase in FDIC insurance, normal salary increases and increases in healthcare costs. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s new commercial loan department business banking and additional FDIC premiums. The annualized ratio of non-interest expenses to average assets for the three month periods ended December 31, 2009 and 2008 were 1.47% and 1.33%, respectively.
On October 16, 2008, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. FDIC insurance expense increased to $227,000 for the three-month period ended December 31, 2009 from $18,000 for the comparable period in 2008. The $209,000 increase was due to an increase in assessment rates, which was effective January 1, 2009.

page -18-

Income Taxes
The Company made provisions for income taxes of $455,000 for the three-month period ended December 31, 2009 respectively, compared to $426,000 for the comparable periods in 2008. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
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
As of December 31, 2009, the Company had $70.3 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $415.0 million at December 31, 2009 of which $247.1 was outstanding at December 31, 2009.
The Bank’s net income for the three months ended December 31, 2009 is $1.2 million compared to $1.4 million for the comparable period in 2008. This increased the Bank’s stockholder’s equity to $51.0 million or 6.06% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2009, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$55,519	$58,122	$46,385	$185,445	$345,471
Commercial loans	28,935	6,553	16,948	10,997	63,433
Mortgage-backed securities	51,101	52,630	25,787	24,778	154,296
Consumer and other loans	61,353	17,279	7,961	13,504	100,097
Investment securities and other investments	68,483	18,816	43,220	15,149	145,668

Total interest-earning assets	265,391	153,400	140,301	249,873	808,965

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	2,815	2,815
NOW and checking accounts	—	—	—	51,163	51,163
Consumer Money Market Deposit accounts	25,017	—	—	40,672	65,689
Business Money Market Deposit accounts	20,032	—	—	6,677	26,709
Certificate accounts	175,748	96,819	53,150	—	325,717
Borrowed money	31,793	74,061	58,374	132,913	297,141

Total interest-bearing liabilities	252,590	170,880	111,524	234,240	769,234

Repricing GAP during the period	$12,801	$(17,480)	$28,777	$15,633	$39,731

Cumulative GAP	$12,801	$(4,679)	$24,098	$39,731

Ratio of GAP during the period to total assets	1.52%	-2.08%	3.43%	1.86%

Ratio of cumulative GAP to total assets	1.52%	-0.56%	2.87%	4.73%

page -20-

Item 4.	Controls and Procedures
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
There are no material changes to the risk factors set forth in Part 1, Item 1A, Risk Factors”’ of the Company’s Form 10-K for the year ended September 30, 2009. Please refer to that section for disclosures regarding the risk and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Stockholders was held on January 27, 2010.
(c)	There were 3,638,205 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 2,887,733 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:
1.	Election of directors for a three-year term:

	FOR	WITHHELD
Sanford L. Alderfer	2,229,480	28,747
Mark R. Cummins	2,242,304	15,923
Ronald B. Geib	2,238,599	19,628
Name of each director whose term of office continued:

Thomas D. Clemens Charlotte A. Hunsberger, Esq. George W. Meschter Edward J. Molnar James L. Rittenhouse

2.	To Approve the Company’s 2009 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN
2,014,496	222,694	21,037

page -22-

3.	Proposal to ratify the appointment by the board of ParenteBeard, LLC as the Company’s independent auditors for the year ending September 30, 2010

FOR	AGAINST	ABSTAIN
2,861,603	14,668	10,462
The proposals were adopted by the stockholders of the Company.

Item 5.	Other information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

No.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

page -23-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: February 12, 2010	By:	/s/ Ronald B. Geib Ronald B. Geib
Chief Executive Officer

Date: February 12, 2010	By:	/s/ Brendan J. McGill Brendan J. McGill
Executive Vice President
Treasurer and Chief Financial Officer

page -24-