Form 10-Q/A
period 2009-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2010-02-12
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-29709
HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-3028464

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Explanatory Note
This Form 10-Q/A of Harleysville Savings Financial Corporation (the “Company”) is being filed to correct the certifications filed as exhibits to the Company’s Form 10-Q for the quarterly period ended December 31, 2009 filed with the Securities and Exchange Commission on February 12, 2010.
Part II OTHER INFORMATION
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