Form 10-Q
period 2010-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2010-05-14
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Common Stock, $.01 Par Value, 3,663,509 shares outstanding as of May 14, 2010

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	March 31,	September 30,
(In thousands, except share data)	2010	2009

Assets
Cash and amounts due from depository institutions	$3,066	$3,222
Interest bearing deposits	12,157	6,220

Total cash and cash equivalents	15,223	9,442

Investment securities held to maturity (fair value — March 31, $116,415; September 30, $106,174)	115,773	105,194
Investment securities available-for-sale at fair value	3,888	6,728
Mortgage-backed securities held to maturity (fair value — March 31, $150,609; September 30, $169,210)	144,556	162,430
Mortgage-backed securities available-for-sale at fair value	802	785
Loans receivable (net of allowance for loan losses — March 31, $2,330; September 30, $2,094)	511,495	498,391
Accrued interest receivable	3,611	3,719
Federal Home Loan Bank stock — at cost	16,096	16,096
Foreclosed real estate	—	747
Office properties and equipment, net	12,121	10,486
Prepaid expenses and other assets	19,509	15,989

TOTAL ASSETS	$843,074	$830,007

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$491,574	$466,601
Long-term debt	290,398	309,046
Accrued interest payable	1,457	1,606
Advances from borrowers for taxes and insurance	4,484	1,445
Accounts payable and accrued expenses	3,481	1,170

Total liabilities	791,394	779,868

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding March 31, 2010 3,660,892 shares September 30, 2009 3,627,696 shares	39	39
Additional paid-in capital	8,039	8,002
Treasury stock, at cost (March 31, 2010, 260,285 shares; September 30, 2009, 293,481 shares)	(3,747)	(4,202)
Retained earnings — partially restricted	47,321	46,329
Accumulated other comprehensive income (loss)	28	(29)

Total stockholders’ equity	51,680	50,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,074	$830,007

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest on mortgage loans	$4,992	$5,096	$10,076	$10,105
Interest on commercial loans	976	740	1,915	1,449
Interest on mortgage-backed securities	1,772	2,409	3,677	4,955
Interest on consumer and other loans	1,090	1,188	2,227	2,495
Interest on taxable investments	851	743	1,760	1,562
Interest on tax-exempt investments	262	325	543	656
Dividends on investment securities	1	3	2	8

Total interest income	9,944	10,504	20,200	21,230

Interest Expense:
Interest on deposits	2,273	2,744	4,808	5,714
Interest on borrowings	3,152	3,403	6,486	6,974

Total interest expense	5,425	6,147	11,294	12,688

Net Interest Income	4,519	4,357	8,906	8,542
Provision for loan losses	150	100	300	200

Net Interest Income after Provision for Loan Losses	4,369	4,257	8,606	8,342

Other Income:
Customer service fees	152	158	313	336
Impairment of equity securities	—	(449)	—	(449)
Gain on sale of investments	—	20	—	20
Loss on sale of investments	—	(11)	—	(11)
Income on bank-owned life insurance	121	121	243	243
Other income	185	184	404	355

Total other income	458	23	960	494

Other Expenses:
Salaries and employee benefits	1,762	1,580	3,431	3,195
Occupancy and equipment	336	291	629	601
Deposit insurance premiums	226	239	453	257
Data processing	169	127	322	263
Other	737	582	1,465	1,256

Total other expenses	3,230	2,819	6,300	5,572

Income before Income Taxes	1,597	1,461	3,266	3,264

Income tax expense	437	258	892	685

Net Income	$1,160	$1,203	$2,374	$2,579

Basic Earnings Per Share	$0.32	$0.33	$0.65	$0.72

Diluted Earnings Per Share	$0.32	$0.33	$0.65	$0.72

Dividends Per Share	$0.19	$0.18	$0.38	$0.36

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2010		2009
Net Income	$1,160		$1,203

Other Comprehensive Income

Unrealized gain on securities available for sale, net of tax expense 2010, $28; 2009, ($66) and reclassifications	56	(1)	128	(1)

Total Comprehensive Income	$1,216		$1,331

	2010	2009
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain (loss) arising during the three months ended	$84	$(246)
Reclassification adjustment for net losses (gains) included in net income	—	440

	84	194
Tax expense	(28)	(66)

Net unrealized gain on securities available for sale	$56	$128

	Six Months Ended
	March 31,
(In thousands)	2010		2009

Net Income	$2,374		$2,579

Other Comprehensive Income

Unrealized gain (loss) on securities available for sale, net of tax expense (benefit) — 2010, $29; 2009, ($2) and reclassifications	57	(1)	(4)	(1)

Total Comprehensive Income	$2,431		$2,575

	2010	2009
(1) Disclosure of reclassification amount, net of tax for the six months ended:
Net unrealized gain (loss) arising during the six months ended	$86	$(446)
Reclassification adjustment for net losses included in net income	—	440

	86	(6)
Tax (expense) benefit	(29)	2

Net unrealized gain on securities available for sale	$57	$(4)

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
(In thousands, except share	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				2,374			2,374
Dividends — $.38 per share				(1,382)			(1,382)
Stock option compensation			81				81
Treasury Stock Purchase	(5,659)					(77)	(77)
Treasury stock delivered under ESOP	10,000					137	137
Treasury stock delivered under reinvestment plan	20,939		(6)			286	280
Employee options exercised	7,916		(38)			109	71
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					57		57

Balance at March 31, 2010	3,660,892	$39	$8,039	$47,321	$28	$(3,747)	$51,680

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
(In thousands, except share	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				2,579			2,579
Dividends — $.36 per share				(1,287)			(1,287)
Stock option compensation			70				70
Treasury stock delivered under ESOP	10,000		(17)			137	120
Treasury stock delivered under reinvestment plan	23,808		(41)			326	285
Employee options exercised	1,667		(7)			23	16
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					(4)		(4)

Balance at March 31, 2009	3,603,409	$39	$7,998	$45,527	$(45)	$(4,531)	$48,988

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
(In thousands)	2010	2009
Operating Activities:
Net Income	$2,374	$2,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	259	224
Provision for loan losses	300	200
Realized gains on securities	—	(9)
Loss on impairment of equity securities	—	449
Loss on sale of foreclosed real estate	159	—
Amortization of deferred loan fees	58	25
Net amortization of premiums and discounts	65	63
Increase in cash surrender value of bank owned life insurance	(243)	(243)
Compensation charge on stock options	81	70
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(489)	(980)
Increase in prepaid expenses and other assets	(3,277)	(858)
Decrease in accrued interest receivable	108	342
Decrease in accrued interest payable	(149)	(129)

Net cash (used in) provided by operating activities	(754)	1,733

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(1,571)	—
Purchase of investment securities held to maturity	(50,953)	—
Purchase of investment securities available-for-sale	(30,900)	(10,563)
Net purchase of FHLB stock	—	478
Proceeds from the redemption of investment securities available-for-sale	33,780	9,912
Proceeds from maturities of investment securities held to maturity	40,429	1,365
Proceeds from sale of foreclosed real estate	588	—
Principal collected on mortgage-backed securities	22,125	22,928
Principal collected on loans receivable	55,161	64,116
Loans originated or acquired	(68,623)	(70,854)
Purchases of premises and equipment	(1,894)	(257)

Net cash (used in) provided by investing activities	(1,858)	17,125

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	44,219	8,941
Net (decrease) increase in certificates of deposit	(19,246)	5,039
Cash dividends	(1,102)	(1,002)
Net decrease in short-term borrowings	—	(21,800)
Proceeds from long-term debt	—	24,500
Repayment of long-term debt	(18,648)	(32,399)
Acquisition of treasury stock	(77)	—
Treasury stock delivered under employee stock plans	208	136
Net increase in advances from borrowers for taxes and insurance	3,039	3,106

Net cash provided by (used in) financing activities	8,393	(13,479)

INCREASE IN CASH AND CASH EQUIVALENTS	5,781	5,379

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,442	9,374

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,223	$14,753

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$11,444	$12,817
Income taxes	925	1,203

Securities purchased and not settled	$2,800	$—
See notes to consolidated financial statements.

page -5-

Harleysville Savings Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The unaudited consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its subsidiary. Harleysville Savings Bank (the “Bank”) is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC that allows the Company to offer non deposit products and HARL LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2010 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2009.
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.

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
ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.
All of the amendments in the ASU were effective upon issuance (February 24, 2010). The adoption of this new guidance did not have an impact on our financial position or result of operations.

page -8-

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses, by maturities, is as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due 1 year or less	$11,966	$12	$(8)	$11,970
Due after 1 year through 5 years	13,000	83	(11)	13,072
Due after 5 years through 10 years	7,999	—	(34)	7,965
Due after 10 years through 15 years	59,990	215	(274)	59,931
Due after 15 years	2,432	134	—	2,566
Tax Exempt Obligations
Due after 5 years through 10 years	4,535	149	—	4,684
Due after 10 years through 15 years	13,838	579	(44)	14,373
Due after 15 years	2,013	—	(159)	1,854

Total Investment Securities	$115,773	$1,172	$(530)	$116,415

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due 1 year or less	$5,000	$98	$—	$5,098
Due after 1 year through 5 years	8,000	34	—	8,034
Due after 5 years through 10 years	10,996	4	(80)	10,920
Due after 10 years through 15 years	56,175	299	(278)	56,196
Due after 15 years	2,431	178	—	2,609
Tax Exempt Obligations
Due after 5 years through 10 years	3,898	170	—	4,068
Due after 10 years through 15 years	16,303	708	(3)	17,008
Due after 15 years	2,391	—	(150)	2,241

Total Investment Securities	$105,194	$1,491	$(511)	$106,174

A summary of investments with unrealized losses, aggregated by category, at March 31, 2010 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$45,638	$(327)	$—	$—	$45,638	$(327)
Tax exempt obligations	1,205	—	3,988	(203)	5,193	(203)

Total	$46,843	$(327)	$3,988	$(203)	$50,831	$(530)

At March 31, 2010, investment securities in a gross unrealized loss position consisted of 23 securities that at such date had an aggregate depreciation of 1.03% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company does not have the intent to sell these securities prior to recovery and the Company does not believe it will be required to sell such securities prior to recovery. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.
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

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities available for sale with gross unrealized gains and losses is as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$355	$66	$(41)	$380
Money Market Mutual Funds	3,508	—	—	3,508

Total Investment Securities	$3,863	$66	$(41)	$3,888

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities	$355	$48	$(92)	$311
Money Market Mutual Funds	6,417	—	—	6,417

Total Investment Securities	$6,772	$48	$(92)	$6,728

A summary of investments with unrealized losses, aggregated by category, at March 31, 2010 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$67	$(22)	$137	$(19)	$204	$(41)

As of March 31, 2010 there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.
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

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses, is as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$10,219	$93	$(128)	$10,184
FHLMC pass-through certificates	55,088	2,804	—	57,892
FNMA pass-through certificates	74,894	3,287	—	78,181
GNMA pass-through certificates	4,355	—	(3)	4,352

Total residential mortgage-backed securities	$144,556	$6,184	$(131)	$150,609

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$11,681	$54	$(271)	$11,464
FHLMC pass-through certificates	65,005	3,270	—	68,275
FNMA pass-through certificates	85,744	3,728	(1)	89,471

Total residential mortgage-backed securities	$162,430	$7,052	$(272)	$169,210

A summary of securities with unrealized losses, aggregated by category, at March 31, 2010 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities held to maturity	$4,584	$(24)	$1,707	$(107)	$6,291	$(131)

At March 31, 2010, mortgage-backed securities in a gross unrealized loss for less than twelve months consisted of 5 securities that at such date had an aggregate depreciation of 0.52% from the Company’s amortized cost basis. At March 31, 2010, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of one security that at such date had an aggregate depreciation of 5.91% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. The Company does not have the intent to sell these securities prior to recovery and the Company does not believe it will be required to sell such securities prior to recovery. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.
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

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities available for sale with gross unrealized gains and losses, is as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$17	$—	$802

Total Residential Mortgage-Backed Securities	$785	$17	$—	$802

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$—	$785

Total Residential Mortgage-Backed Securities	$785	$—	$—	$785

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	March 31, 2010	September 30, 2009
Residential Mortgages	$344,701	$346,202
Construction	5,856	2,912
Home Equity	89,963	92,434
Commercial Mortgages	60,210	48,958
Commercial Business Loans	14,163	10,389
Consumer Non-Real Estate	2,085	2,242

Total	516,978	503,137
Undisbursed portion of loans in process	(2,364)	(1,873)
Deferred loan fees	(789)	(779)
Allowance for loan losses	(2,330)	(2,094)

Loans Receivable — net	$511,495	$498,391

The total amount of loans being serviced for the benefit of others was approximately $1,950,000 and $2,550,000 at March 31, 2010 and September 30, 2009, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Balance, beginning of period	$2,194	$2,097	$2,094	$1,988
Provision for loan losses	150	100	300	200
Recoveries	4	2	6	17
Charge offs	(18)	(6)	(70)	(12)

Balance, end of period	$2,330	$2,193	$2,330	$2,193

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
Management believes no impairment charge is necessary related to the FHLB restricted stock as of March 31, 2010.

page -12-

8. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	March 31, 2010	September 30, 2009
Non-interest bearing checking accounts	$14,309	$12,364
NOW accounts	21,859	16,818
Interest bearing checking accounts	32,012	29,282
Money market demand accounts	111,699	77,432
Passbook and club accounts	3,176	2,940
Certificate of deposit accounts	308,519	327,765

Total deposits	$491,574	$466,601

The aggregate amount of certificate accounts in denominations of more than $100,000 at March 31, 2010 and September 30, 2009 amounted to approximately $57.1 million and $60.1 million, respectively.
9. COMMITMENTS
At March 31, 2010, the following commitments were outstanding:

(In thousands)
Letters of credit	$456
Commitments to originate loans	11,740
Unused portion of home equity lines of credits	51,077
Unused portion of commercial lines of credits	5,243
Undisbursed portion of construction loans in process	2,169

Total	$70,685

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

page -13-

10. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic	3,654,047	3,592,286	3,643,583	3,582,760
Diluted	3,670,280	3,600,292	3,658,087	3,592,571
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options.
11. LONG-TERM DEBT
Advances consists of the following:

	March 31,		September 30,
	2010		2009
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$19,999	4.52%	$30,358	4.37%
13 to 24 months	31,945	4.42%	16,849	4.34%
25 to 36 months	46,184	4.30%	55,793	4.49%
37 to 48 months	53,797	4.14%	37,189	4.00%
49 to 60 months	3,697	3.58%	29,856	4.07%
61 to 72 months	15,000	3.89%	19,031	3.82%
73 to 84 months	35,000	4.86%	10,000	4.71%
85 to 120 months	84,776	4.30%	109,970	4.42%

Total	$290,398	4.33%	$309,046	4.31%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at March 31, 2010 and September 30, 2009, respectively. Included in the table above at March 31, 2010 and September 30, 2009 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $471.5 million of which $240.4 was used as of March 31, 2010. In addition, there are three long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companies consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
As of March 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ratios disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2010
Tier 1 Capital (to assets)	$51,638	6.18%	$33,411	4.00%	$41,763	5.00%
Tier 1 Capital (to risk weighted assets)	51,638	11.13%	18,566	4.00%	27,849	6.00%
Total Capital (to risk weighted assets)	53,979	11.63%	37,132	8.00%	46,415	10.00%

As of September 30, 2009
Tier 1 Capital (to assets)	$50,149	6.06%	$33,103	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	50,149	11.26%	17,809	4.00%	26,714	6.00%
Total Capital (to risk weighted assets)	52,242	11.73%	35,618	8.00%	44,523	10.00%

page -14-

13. FAIR VALUES MEASUREMENTS AND DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the new accounting guidance adopted by the Company, effective October 1, 2008, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is determined at a reasonable point within the range that is most representative of fair value under current market conditions.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and September 30, 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	March 31,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
Investment securities available for sale	$3,888	$3,888	$—	$—
Mortgage-backed securities available for sale	802	—	802	—

	$4,690	$3,888	$802	$—

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$6,728	$6,728	$—	$—
Mortgage-backed securities available for sale	785	—	785	—

	$7,513	$6,728	$785	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$266	$—	$—	$266

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
Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $313,000 less their specific valuation allowances of $47,000.
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
Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currenctly charged in the market to enter into similar agreements, taking into account, the remain terms of the agreements and the counterparies’ credit standing. The fair value of these off-balance sheet finer instruments are not considered material as of March 31, 2010 and September 30, 2009.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of financial instruments are as follows.

	March 31,		September 30,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$15,223	$15,223	$9,442	$9,442
Investment securities held to maturity	115,773	116,415	105,194	106,174
Investment securities available-for-sale	3,888	3,888	6,728	6,728
Mortgage-backed securities held to maturity	144,556	150,609	162,430	169,210
Mortgage-backed securities available-for-sale	802	802	785	785
Loans receivable — net	511,495	524,359	498,391	512,512
Federal Home Loan Bank Stock	16,096	16,096	16,096	16,096
Accrued interest receivable	3,611	3,611	3,719	3,719

Liabilities:
Checking, Passbook, Club and NOW accounts	71,356	71,356	61,404	61,404
Money Market Demand accounts	111,699	111,699	77,432	77,432
Certificate of deposit accounts	308,519	313,217	327,765	332,733
Borrowings	290,398	309,837	309,046	331,330
Accrued interest payable	1,457	1,457	1,606	1,606
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
Changes in Financial Position for the Six-Month Period Ended March 31, 2010
Total assets at March 31, 2010 were $843.1 million, an increase of $13.1 million for the six-month period then ended. The increase was primarily due to an increase in loans receivable of approximately $13.1 million, an increase in cash and investments of approximately $13.5 million and an increase of prepaid and other assets of approximately $3.5 million. Also, there has been an increase in office property for the six-month period ended March 31, 2010 of $1.6 million due to the opening of a new branch. These increases were offset by a decrease in mortgage-backed securities’ totaling $17.9 million, due to pay downs. The increase in prepaids and other assets was due to a $2.8 million prepayment of FDIC premiums at March 31, 2010.
Asset growth was primarily funded by growth in deposits during the six-month period ended March 31, 2010. Total deposits increased by $25.0 million to $492.6 million. Advances from borrowers for taxes and insurance also increased by $3.0 million due to the timing of property tax payments. The increase was partially offset by a decrease in borrowings of $18.6 million due to normal repayments for the period.
Comparisons of Results of Operations for the Three Month and Six Month Period Ended March 31, 2010 with the Three Month and Six Month Period Ended March 31, 2009
Net Interest Income
Net interest income was $4.5 million for the three-month period ended March 31, 2010 compared to $4.4 million for the comparable period in 2009. The increase in the net interest income for the three-month period ended March 31, 2010 when compared to the same period in 2009 can be attributed to the increase in interest rate spread from 1.97% in 2009 to 2.05% in 2010, and the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. The increase in the net interest income for the six-month period ended March 31, 2010 when compared to the same period in 2009 can attributed to the increase in interest rate spread from 2.02% in 2009 to 2.23% in 2010. Net interest income was $8.9 million for the six-month period ended March 31, 2010 compared to $8.5 million for the comparable period in 2009.
Non-Interest Income
Non-interest income increased to $458,000 for the three-month period ended March 31, 2010 from $23,000 for the comparable period in 2009. Non-interest income increased to $960,000 for the six-month period ended March 31, 2010 from $494,000 for the comparable period in 2009. The increase is primarily due to an impairment write-down of four equity securities resulting in a loss of $449,000 in 2009.
Non-Interest Expenses
For the three-month period ended March 31, 2010, non-interest expenses increased by $411,000 or 14.6% to $3.2 million compared to $2.8 million for the same period in 2009. For the six month period ended March 31, 2010, non-interest expenses increased by $728,000 or 13.1% to $6.3 million compared to $5.6 million for the same period in 2009. These increased costs are primarily due to the increase in FDIC insurance, normal salary and health care costs increases and expenses related to the opening of the new branch in February, 2010. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s commercial loan department, business banking, opening a new branch and additional FDIC premiums. FDIC insurance expense decreased to $226,000 for the three-month period ended March 31, 2010 from $239,000 for the comparable period in 2009. FDIC insurance expense increased to $453,000 for the six-month period ended March 31, 2010 from $257,000 for the comparable period in 2009. The FDIC premium increases began in January 2009. The annualized ratio of non-interest expenses to average assets for the three and six month periods ended March 31, 2010 and 2009 were 1.54%, 1.48% and 1.37%, 1.35%, respectively.

page -18-

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The Bank’s special assessment totaling $460,000 was collected on September 30, 2009. Instead of imposing additional special assessments, the FDIC required all banks to prepay their estimated risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The Bank pre-paid $3,100,000 which is included in other assets and will be amortized over 36 months.
Income Taxes
The Company made provisions for income taxes of $437,000 and $892,000 for the three-month and six-month period ended March 31, 2010 respectively, compared to $258,000 and $685,000 for the comparable periods in 2009. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
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
As of March 31, 2010, the Company had $70.7 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $471.5 million at March 31, 2010 of which $240.4 was outstanding at March 31, 2010.
The Bank’s net income for the six months ended March 31, 2010 is $2.4 million compared to $2.6 million for the comparable period in 2009. This increased the Bank’s stockholder’s equity to $51.7 million or 6.18% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.
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

page -19-

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2010, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$52,713	$58,309	$46,583	$187,096	$344,701
Commercial loans	31,116	8,221	20,131	14,905	74,373
Mortgage-backed securities	48,330	49,485	24,247	23,296	145,358
Consumer and other loans	61,176	16,224	7,471	13,033	97,904
Investment securities and other investments	71,054	24,288	42,256	10,316	147,914

Total interest-earning assets	264,389	156,527	140,688	248,646	810,250

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	3,176	3,176
NOW and checking accounts	—	—	—	53,871	53,871
Consumer Money Market Deposit accounts	35,527	—	—	48,295	83,822
Business Money Market Deposit accounts	20,908	—	—	6,969	27,877
Certificate accounts	126,603	121,121	60,795	—	308,519
Borrowed money	26,765	78,316	52,725	132,592	290,398

Total interest-bearing liabilities	209,803	199,437	113,520	244,903	767,663

Repricing GAP during the period	$54,586	$(42,910)	$27,168	$3,743	$42,587

Cumulative GAP	$54,586	$11,676	$38,844	$42,587

Ratio of GAP during the period to total assets	6.47%	-5.09%	3.22%	0.44%

Ratio of cumulative GAP to total assets	6.47%	1.38%	4.61%	5.05%

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
Item 4. (Removed and Reserved)
Item 5. Other information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K

No.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

page -22-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: May 14, 2010	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: May 14, 2010	By:	/s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President Treasurer and Chief Financial Officer

page -23-