Form 10-Q
period 2010-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2010-08-13
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
N/A
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
Common Stock, $.01 Par Value, 3,674,187 shares outstanding as of August 13, 2010

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	June 30,	September 30,
(In thousands, except share data)	2010	2009

Assets
Cash and amounts due from depository institutions	$3,646	$3,222
Interest bearing deposits	11,014	6,220

Total cash and cash equivalents	14,660	9,442

Investment securities held to maturity (fair value — June 30, $141,123; September 30, $106,174)	139,728	105,194
Investment securities available-for-sale at fair value	3,516	6,728
Mortgage-backed securities held to maturity (fair value — June 30, $150,851; September 30, $169,210)	143,424	162,430
Mortgage-backed securities available-for-sale at fair value	787	785
Loans receivable (net of allowance for loan losses — June 30, $2,437; September 30, $2,094)	515,809	498,391
Accrued interest receivable	3,367	3,719
Federal Home Loan Bank stock — at cost	16,096	16,096
Foreclosed real estate	—	747
Office properties and equipment, net	12,229	10,486
Prepaid expenses and other assets	17,493	15,989

TOTAL ASSETS	$867,109	$830,007

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$522,770	$466,601
Long-term debt	283,730	309,046
Accrued interest payable	1,475	1,606
Advances from borrowers for taxes and insurance	5,737	1,445
Accounts payable and accrued expenses	909	1,170

Total liabilities	814,621	779,868

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding June 30, 2010 3,674,187 shares September 30, 2009 3,627,696 shares	39	39
Additional paid-in capital	8,085	8,002
Treasury stock, at cost (June 30, 2010, 246,990 shares; September 30, 2009, 293,481 shares)	(3,565)	(4,202)
Retained earnings — partially restricted	47,940	46,329
Accumulated other comprehensive income (loss)	(11)	(29)

Total stockholders’ equity	52,488	50,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$867,109	$830,007

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest on mortgage loans	$5,043	$4,961	$15,118	$15,066
Interest on commercial loans	1,108	774	3,023	2,223
Interest on mortgage-backed securities	1,657	2,209	5,335	7,163
Interest on consumer and other loans	1,080	1,144	3,307	3,639
Interest on other taxable investments	802	572	2,562	2,134
Interest on tax-exempt investments	260	312	804	968
Dividends on investment securities	1	1	2	10

Total interest income	9,951	9,973	30,151	31,203

Interest Expense:
Interest on deposits	2,121	2,642	6,929	8,356
Interest on borrowings	3,169	3,486	9,655	10,460

Total interest expense	5,290	6,128	16,584	18,816

Net Interest Income	4,661	3,845	13,567	12,387
Provision for loan losses	150	90	450	290

Net Interest Income after Provision for Loan Losses	4,511	3,755	13,117	12,097

Other Income:
Customer service fees	176	161	488	497
Impairment of equity securities	—	—	—	(449)
Gain on sale of investments	—	—	—	(11)
Loss on sale of investments	—	—	—	20
Income on bank-owned life insurance	122	121	365	364
Other income	210	178	615	534

Total other income	508	460	1,468	955

Other Expenses:
Salaries and employee benefits	1,743	1,523	5,174	4,719
Occupancy and equipment	356	299	985	900
Deposit insurance premiums	229	604	682	861
Data processing	167	146	489	409
Other	710	541	2,175	1,798

Total other expenses	3,205	3,113	9,505	8,687

Income before Income Taxes	1,814	1,102	5,080	4,365

Income tax expense	500	246	1,392	930

Net Income	$1,314	$856	$3,688	$3,435

Basic Earnings Per Share	$0.36	$0.24	$1.01	$0.96

Diluted Earnings Per Share	$0.36	$0.24	$1.01	$0.95

Dividends Per Share	$0.19	$0.18	$0.57	$0.54

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	June 30,
(In thousands)	2010		2009

Net Income	$1,314		$856

Other Comprehensive Income

Unrealized (loss) gain on securities available for sale, net of tax (benefit) expense 2010, $19; 2009, $3 and reclassifications	(39	)(1)	6	(1)

Total Comprehensive Income	$1,275		$862

	2010		2009
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized (loss) gain arising during the three months ended	$(58)		$9
Reclassification adjustment for net losses (gains) included in net income	—		—

	(58)		9
Tax benefit (expense)	19		(3)

Net unrealized (loss) gain on securities available for sale	$(39)		$6

	Nine Months Ended
	June 30,
(In thousands)	2010		2009

Net Income	$3,688		$3,435

Other Comprehensive Income

Unrealized gain on securities available for sale, net of tax expense 2010, $10; 2009, $1 and reclassifications	18	(1)	2 (1)

Total Comprehensive Income	$3,706		$3,437

	2010		2009
(1) Disclosure of reclassification amount, net of tax for the six months ended:
Net unrealized gain (loss) arising during the nine months ended	$28		$(437)
Reclassification adjustment for net losses included in net income	—		440

	28		3
Tax expense	(10)		(1)

Net unrealized gain on securities available for sale	$18		$2

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				3,688			3,688
Dividends — $.57 per share				(2,077)			(2,077)
Stock option compensation			124				124
Treasury Stock Purchase	(5,659)					(77)	(77)
Treasury stock delivered under ESOP	10,000					137	137
Treasury stock delivered under reinvestment plan	31,200		3			427	430
Employee options exercised	10,950		(44)			150	106
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					18		18

Balance at June 30, 2010	3,674,187	$39	$8,085	$47,940	$(11)	$(3,565)	$52,488

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209

Net income				3,435			3,435
Dividends — $.54 per share				(1,936)			(1,936)
Stock option compensation			102				102
Treasury stock delivered under ESOP	10,000		(17)			137	120
Treasury stock delivered under reinvestment plan	34,885		(47)			478	431
Employee options exercised	2,084		(9)			29	20
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					2		2

Balance at June 30, 2009	3,614,903	$39	$8,022	$45,734	$(39)	$(4,373)	$49,383

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
(In thousands)	2010	2009
Operating Activities:
Net Income	$3,688	$3,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	416	347
Provision for loan losses	450	290
Realized net gains on securities	—	(9)
Loss on impairment of equity securities	—	449
Loss on sale of foreclosed real estate	159	—
Amortization of deferred loan fees	62	47
Net amortization of premiums and discounts	127	107
Increase in cash surrender value of bank owned life insurance	(365)	(364)
Compensation charge on stock options	124	102
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(261)	(453)
Increase in prepaid expenses and other assets	(1,139)	(1,063)
Decrease in accrued interest receivable	352	458
Decrease in accrued interest payable	(131)	(71)

Net cash provided by operating activities	3,482	3,275

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(14,986)	—
Purchase of investment securities held to maturity	(84,956)	(25,000)
Purchase of investment securities available-for-sale	(71,301)	(55,050)
Net purchase of FHLB stock	—	478
Proceeds from the redemption of investment securities available-for-sale	74,529	35,572
Proceeds from maturities of investment securities held to maturity	50,529	1,365
Proceeds from sale of foreclosed real estate	588	—
Principal collected on mortgage-backed securities	33,758	64,112
Principal collected on loans receivable	85,411	101,726
Loans originated or acquired	(103,341)	(108,870)
Purchases of premises and equipment	(2,159)	(317)

Net cash (used in) provided by investing activities	(31,928)	14,016

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	71,307	17,606
Net (decrease) increase in certificates of deposit	(15,138)	7,878
Cash dividends	(1,647)	(1,505)
Net decrease in short-term borrowings	—	(21,800)
Proceeds from long-term debt	—	24,500
Repayment of long-term debt	(25,316)	(34,458)
Acquisition of treasury stock	(77)	—
Treasury stock delivered under employee stock plans	243	140
Net increase in advances from borrowers for taxes and insurance	4,292	4,100

Net cash provided by (used in) financing activities	33,664	(3,539)

INCREASE IN CASH AND CASH EQUIVALENTS	5,218	13,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,442	9,374

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,660	$23,126

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$16,715	$12,887
Income taxes	1,175	1,203
Non — cash transfer of loans to real estate owned	—	567
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2010 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2009.
Use of Estimates in Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates are the allowance for loan losses, the determination of other-than-temporary impairment on securities and the valuation of deferred tax assets. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year’s classifications. The reclassifications had no effect on net income.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 through the date of issuance of these financial statements for items that should potentially be recognized or disclosed in these financial statements.

page -6-

New Accounting Standards
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This Update amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial position and results of operations.
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
ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

page -8-

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial position and results of operations.
ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.
This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.
The amendments in this update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial position and results of operations.

page -9-

2. INVESTMENT SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of investment securities held to maturity with gross unrealized gains and losses, by maturities, is as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due 1 year or less	$14,978	$9	$—	$14,987
Due after 1 year through 5 years	13,000	173	—	13,173
Due after 5 years through 10 years	25,000	203	—	25,203
Due after 10 years through 15 years	64,991	348	(3)	65,336
Due after 15 years	2,432	160	—	2,592
Tax Exempt Municipal Obligations
Due after 5 years through 10 years	4,563	111	—	4,674
Due after 10 years through 15 years	12,752	521	(19)	13,254
Due after 15 years	2,012	—	(108)	1,904

Total Investment Securities	$139,728	$1,525	$(130)	$141,123

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gains	Losses	Fair Value
U.S. Government Agencies
Due 1 year or less	$5,000	$98	$—	$5,098
Due after 1 year through 5 years	8,000	34	—	8,034
Due after 5 years through 10 years	10,996	4	(80)	10,920
Due after 10 years through 15 years	56,175	299	(278)	56,196
Due after 15 years	2,431	178	—	2,609
Tax Exempt Municipal Obligations
Due after 5 years through 10 years	3,898	170	—	4,068
Due after 10 years through 15 years	16,303	708	(3)	17,008
Due after 15 years	2,391	—	(150)	2,241

Total Investment Securities	$105,194	$1,491	$(511)	$106,174

A summary of investments with unrealized losses, aggregated by category, at June 30, 2010 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$4,997	$(3)	$—	$—	$4,997	$(3)
Tax exempt municipal obligations	—	—	3,268	(127)	3,268	(127)

Total	$4,997	$(3)	$3,268	$(127)	$8,265	$(130)

At June 30, 2010, investment securities in a gross unrealized loss position consisted of 6 securities that at such date had an aggregate depreciation of 1.54% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company does not have the intent to sell these securities prior to recovery and the Company does not believe it will be required to sell such securities prior to recovery. Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agencies	$29,637	$(358)	$—	$—	$29,637	$(358)
Tax exempt municipal obligations	1,000	(3)	3,036	(150)	4,036	(153)

Total	$30,637	$(361)	$3,036	$(150)	$33,673	$(511)

page -10-

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of investment securities available for sale with gross unrealized gains and losses is as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities of Financial Institutions	$355	$45	$(63)	$337
Money Market Mutual Funds	3,179	—	—	3,179

Total Investment Securities	$3,534	$45	$(63)	$3,516

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands)	Cost	Gain	Losses	Fair Value

Equity Securities of Financial Institutions	$355	$48	$(92)	$311
Money Market Mutual Funds	6,417	—	—	6,417

Total Investment Securities	$6,772	$48	$(92)	$6,728

A summary of investments with unrealized losses, aggregated by category, at June 30, 2010 is as follows:

	Less than 12 Months		12 Months or Longer
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities of Financial Institutions	$54	$(3)	$152	$(60)	$206	$(63)

As of June 30, 2010 there were four equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential. The Company has the intent and ability to hold these securities until recovery. Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.
A summary of investments with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities of Financial Institutions	$104	$(43)	$74	$(49)	$178	$(92)

page -11-

4. MORTGAGE-BACKED SECURITIES HELD TO MATURITY
A comparison of amortized cost and approximate fair value of mortgage-backed securities held to maturity with gross unrealized gains and losses, is as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$22,509	$162	$(330)	$22,341
FHLMC pass-through certificates	50,468	3,267	—	53,735
FNMA pass-through certificates	68,902	4,290	—	73,192
GNMA pass-through certificates	1,545	38	—	1,583

Total residential mortgage-backed securities	$143,424	$7,757	$(330)	$150,851

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
(In Thousands)	Cost	Gains	Losses	Fair Value

Collateralized mortgage obligations	$11,681	$54	$(271)	$11,464
FHLMC pass-through certificates	65,005	3,270	—	68,275
FNMA pass-through certificates	85,744	3,728	(1)	89,471

Total residential mortgage-backed securities	$162,430	$7,052	$(272)	$169,210

A summary of securities with unrealized losses, aggregated by category, at June 30, 2010 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage Obligations held to maturity	$13,263	$(250)	$1,607	$(80)	$14,870	$(330)

At June 30, 2010, collateralized mortgage obligations in a gross unrealized loss for less than twelve months consisted of 6 securities that at such date had an aggregate depreciation of 1.85% from the Company’s amortized cost basis. At June 30, 2010, collateralized mortgage obligations in a gross unrealized loss position for twelve months or longer consisted of one security that at such date had an aggregate depreciation of 4.76% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer. The Company does not have the intent to sell these securities prior to recovery and the Company does not believe it will be required to sell such securities prior to recovery. Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.
A summary of securities with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total	Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage Obligations held to maturity	$2,264	$(49)	$6,576	$(223)	$8,840	$(272)

page -12-

5. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
A comparison of amortized cost and approximate fair value of mortgage-backed securities available for sale with gross unrealized gains and losses, is as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$2	$—	$787

Total Residential Mortgage-Backed Securities	$785	$2	$—	$787

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

FNMA pass-through certificates	$785	$—	$—	$785

Total Residential Mortgage-Backed Securities	$785	$—	$—	$785

6. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	June 30, 2010	September 30, 2009
Residential Mortgages	$349,639	$346,202
Construction	4,269	2,912
Home Equity	89,633	92,434
Commercial Mortgages	58,304	48,958
Commercial Business Loans	17,239	10,389
Consumer Non-Real Estate	1,993	2,242

Total	521,077	503,137
Undisbursed portion of loans in process	(1,989)	(1,873)
Deferred loan fees	(842)	(779)
Allowance for loan losses	(2,437)	(2,094)

Loans Receivable — net	$515,809	$498,391

The total amount of loans being serviced for the benefit of others was approximately $1,936,000 and $2,550,000 at June 30, 2010 and September 30, 2009, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of period	$2,330	$2,193	$2,094	$1,988
Provision for loan losses	150	90	450	290
Recoveries	1	9	8	26
Charge offs	(44)	(20)	(115)	(32)

Balance, end of period	$2,437	$2,272	$2,437	$2,272

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
Management believes no impairment charge is necessary related to the FHLB restricted stock as of June 30, 2010.

page -13-

8. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	June 30, 2010	September 30, 2009
Non-interest bearing checking accounts	$15,706	$12,364
NOW accounts	26,699	16,818
Interest bearing checking accounts	31,624	29,282
Money market demand accounts	132,645	77,432
Passbook and club accounts	3,469	2,940
Certificate of deposit accounts	312,627	327,765

Total deposits	$522,770	$466,601

The aggregate amount of certificate accounts in denominations of more than $100,000 at June 30, 2010 and September 30, 2009 amounted to approximately $58.0 million and $60.1 million, respectively.
9. COMMITMENTS
At June 30, 2010, the following commitments were outstanding:

(In thousands)
Letters of credit	$466
Commitments to originate loans	13,383
Unused portion of home equity lines of credits	52,883
Unused portion of commercial lines of credits	5,398
Undisbursed portion of construction loans in process	1,776

Total	$73,906

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

page -14-

10. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic	3,667,319	3,608,620	3,651,495	3,591,380
Diluted	3,700,510	3,622,751	3,671,977	3,602,169
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options. There were 192,083 and 194,583 stock options that were anti-dilutive for the three and nine month periods ended June 30, 2010, respectively. There were 192,083 and 226,386 stock options that were anti-dilutive for the three and nine month periods ended June 30, 2009, respectively.
11. LONG-TERM DEBT
Advances consists of the following:

	June 30,		September 30,
	2010		2009
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$15,000	4.71%	$30,358	4.37%
13 to 24 months	53,635	4.57%	16,849	4.34%
25 to 36 months	32,877	3.79%	55,793	4.49%
37 to 48 months	44,014	4.25%	37,189	4.00%
49 to 60 months	3,527	3.58%	29,856	4.07%
61 to 72 months	20,000	4.13%	19,031	3.82%
73 to 84 months	30,000	4.86%	10,000	4.71%
85 to 120 months	84,677	4.27%	109,970	4.42%

Total	$283,730	4.34%	$309,046	4.31%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at June 30, 2010 and September 30, 2009, respectively. Included in the table above at June 30, 2010 and September 30, 2009 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $465 million of which $233.7 was used as of June 30, 2010. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
12. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companies consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ratios disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2010
Tier 1 Capital (to assets)	$52,487	6.13%	$34,234	4.00%	$42,792	5.00%
Tier 1 Capital (to risk weighted assets)	52,487	11.21%	18,726	4.00%	28,089	6.00%
Total Capital (to risk weighted assets)	54,924	11.73%	37,452	8.00%	46,815	10.00%

As of September 30, 2009
Tier 1 Capital (to assets)	$50,149	6.06%	$33,103	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	50,149	11.26%	17,809	4.00%	26,714	6.00%
Total Capital (to risk weighted assets)	52,242	11.73%	35,618	8.00%	44,523	10.00%

page -15-

13. FAIR VALUES MEASUREMENTS AND DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the accounting guidance adopted by the Company, effective October 1, 2008, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is determined at a reasonable point within the range that is most representative of fair value under current market conditions.
The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under are as follows:
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and September 30, 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
Investment securities available for sale	$3,516	$3,516	$—	$—
Mortgage-backed securities available for sale	787	—	787	—

	$4,303	$3,516	$787	$—

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Investment securities available for sale	$6,728	$6,728	$—	$—
Mortgage-backed securities available for sale	785	—	785	—

	$7,513	$6,728	$785	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$186	$—	$—	$186

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

page -16-

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
Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of 312,000 less their specific valuation allowances of $126,000.
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
Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparies’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2010 and September 30, 2009.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of financial instruments are as follows.

	June 30, 2010		September 30, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$14,660	$14,660	$9,442	$9,442
Investment securities held to maturity	139,728	141,123	105,194	106,174
Investment securities available-for-sale	3,516	3,516	6,728	6,728
Mortgage-backed securities held to maturity	143,424	150,851	162,430	169,210
Mortgage-backed securities available-for-sale	785	787	785	785
Loans receivable — net	515,809	540,410	498,391	512,512
Federal Home Loan Bank Stock	16,096	16,096	16,096	16,096
Accrued interest receivable	3,367	3,367	3,719	3,719

Liabilities:
Checking, Passbook, Club and NOW accounts	77,498	77,498	61,404	61,404
Money Market Demand accounts	132,645	132,645	77,432	77,432
Certificate of deposit accounts	312,627	317,799	327,765	332,733
Borrowings	283,730	307,217	309,046	331,330
Accrued interest payable	1,475	1,475	1,606	1,606
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
General Valuation Allowance on the Remainder of the Loan Portfolio — We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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
Changes in Financial Position for the Nine-Month Period Ended June 30, 2010
Total assets at June 30, 2010 were $867.1 million, an increase of $37.1 million for the nine-month period then ended. The increase was primarily due to an increase in loans receivable of approximately $17.4 million, an increase in cash and investments of approximately $36.5 million and an increase of prepaid and other assets of approximately $1.5 million. Also, there has been an increase in office property for the nine-month period ended June 30, 2010 of $1.7 million due to the opening of a new branch. These increases were offset by a decrease in mortgage-backed securities’ totaling $19.0 million, due to pay downs. The increase in prepaids and other assets was due to a $2.6 million prepayment balance of FDIC premiums at June 30, 2010.
Asset growth was primarily funded by growth in deposits during the nine-month period ended June 30, 2010. Total deposits increased by $56.1 million to $522.8 million. Advances from borrowers for taxes and insurance also increased by $4.3 million due to the timing of property tax payments. The increase was partially offset by a decrease in borrowings of $25.3 million due to normal repayments for the period.
Comparisons of Results of Operations for the Three Month and Nine Month Period Ended June 30, 2010 with the Three Month and Nine Month Period Ended June 30, 2009
Net Interest Income
Net interest income was $4.7 million for the three-month period ended June 30, 2010 compared to $3.8 million for the comparable period in 2009. The increase in the net interest income for the three-month period ended June 30, 2010 when compared to the same period in 2009 can be attributed to the increase in interest rate spread from 1.72% in 2009 to 2.07% in 2010, and the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. The increase in the net interest income for the nine-month period ended June 30, 2010 when compared to the same period in 2009 can attributed to the increase in interest rate spread from 1.85% in 2009 to 2.03% in 2010. Net interest income was $13.6 million for the nine-month period ended June 30, 2010 compared to $12.4 million for the comparable period in 2009.
Non-Interest Income
Non-interest income increased to $508,000 for the three-month period ended June 30, 2010 from $460,000 for the comparable period in 2009. Non-interest income increased to $1.5 million for the nine-month period ended June 30, 2010 from $955,000 for the comparable period in 2009. The increase in the nine month period is primarily due to an impairment write-down of four equity securities resulting in a loss of $449,000 in 2009. There were no write-downs in 2010.
Non-Interest Expenses
For the three-month period ended June 30, 2010, non-interest expenses increased by $92,000 or 3.0% to $3.2 million compared to $3.1 million for the same period in 2009. For the nine month period ended June 30, 2010, non-interest expenses increased by $818,000 or 9.42% to $9.5 million compared to $8.7 million for the same period in 2009. These increased costs are primarily due to the increase in normal salary and health care costs increases and expenses related to the opening of the new branch in February, 2010. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s commercial loan department, business banking and opening a new branch. FDIC insurance expense decreased to $229,000 for the three-month period ended June 30, 2010 from $604,000 for the comparable period in 2009 because there was a special assessments imposed by the FDIC in 2010. FDIC insurance expense decreased to $682,000 for the nine-month period ended June 30, 2010 from $861,000 for the comparable period in 2009. The annualized ratio of non-interest expenses to average assets for the three and nine month periods ended June 30, 2010 and 2009 were 1.50%, 1.50% and 1.52%, 1.41%, respectively.

page -19-

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
Income Taxes
The Company made provisions for income taxes of $500,000 and $1.4 million for the three-month and nine-month period ended June 30, 2010 respectively, compared to $246,000 and $930,000 for the comparable periods in 2009. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
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
As of June 30, 2010, the Company had $73.9 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $465.0 million at June 30, 2010 of which $233.7 was outstanding at June 30, 2010.
The Bank’s net income for the nine months ended June 30, 2010 is $3.7 million compared to $3.4 million for the comparable period in 2009. This increased the Bank’s stockholder’s equity to $52.5 million or 6.08% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.
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

page -20-

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2010, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$52,984	$58,837	$47,049	$190,769	$349,639
Commercial loans	31,631	8,345	20,903	14,664	75,543
Mortgage-backed securities	56,799	44,581	21,844	20,987	144,211
Consumer and other loans	62,555	15,287	7,030	11,023	95,895
Investment securities and other investments	93,880	47,460	23,266	5,748	170,354

Total interest-earning assets	297,849	174,510	120,092	243,191	835,642

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	3,469	3,469
NOW and checking accounts	—	—	—	58,323	58,323
Consumer Money Market Deposit accounts	46,522	—	—	55,009	101,531
Business Money Market Deposit accounts	23,335	—	—	7,779	31,114
Certificate accounts	131,514	117,011	64,102	—	312,627
Borrowed money	21,829	86,697	42,733	132,471	283,730

Total interest-bearing liabilities	223,200	203,708	106,835	257,051	790,794

Repricing GAP during the period	$74,649	$(29,198)	$13,257	$(13,860)	$44,848

Cumulative GAP	$74,649	$45,451	$58,708	$44,848

Ratio of GAP during the period to total assets	8.61%	-3.37%	1.53%	-1.60%

Ratio of cumulative GAP to total assets	8.61%	5.24%	6.77%	5.17%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other information.
Not applicable.
Item 6. Exhibits and Reports on Form 8-K

No.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Operating and Finance Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Operating and Finance Officer

page -23-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: August 13, 2010	By:	/s/ Ronald B. Geib Ronald B. Geib
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Brendan J. McGill Brendan J. McGill
Executive Vice President
Treasurer and Chief Financial Officer

page -24-