Form 10-K
period 2010-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2010-12-17
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 3,229,255 shares of the Registrant’s common stock held by non-affiliates (3,699,756) shares outstanding, less 470,501 shares held by affiliates), based upon the closing price of $13.90 for a share of common stock on March 31, 2010, as reported by the Nasdaq Stock Market, was approximately $44.9 million. Shares of common stock held by executive officers, directors and by each person who owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of December 3, 2010: 3,699,756
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders for the year ended September 30, 2010 are incorporated by reference into Part II, Item 9 and Part III, Items 10-14 of this Form 10-K.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2010

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
PART I

Item 1. Business.
General
     Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the “Reorganization”). In August 1987, the Bank’s predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County and one office located in Bucks County, Pennsylvania. The Bank’s primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2010, the

Company had $857.1 million of total assets, $528.1 million of deposits and $53.4 million of stockholders’ equity. The Company’s stockholders’ equity constituted 6.22% of total assets as of September 30, 2010.
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
Lending Activities
     Loan Portfolio Composition. The Company’s loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2010, first mortgage loans on residential properties, including loans on single-family, multi-family residential properties, construction loans and lot loans on such properties, amounted to $344.6 million or 66.6% of the Company’s total loan portfolio. Loans on the Company’s residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency).
     As of September 30, 2010, loans secured by commercial real estate and commercial business loans comprised $75.5 and $4.3 million or 14.6% and 0.8% of the total loan portfolio, respectively. Home equity lines, including installment home equity loans and home equity lines of credit comprised $90.6 million or 17.5% of the total loan portfolio. Consumer loans, including automobile loans, loans on savings accounts and education loans, constituted $2.0 million or 0.5% of the total loan portfolio as of September 30, 2010.
     The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	As of September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential
Single-family	$336,081	65.0%	$343,155	68.2%	$333,885	68.9%	$302,420	71.3%	$283,745	72.2%
Multi-family	1,807	0.3	1,997	0.4	2,392	0.5	2,589	0.6	2,933	0.7
Construction	4,752	0.9	2,912	0.6	8,346	1.7	6,093	1.4	6,987	1.8
Lot loans	1,986	0.4	1,141	0.2	1,167	0.2	483	0.1	626	0.2
Home equity	90,511	17.5	92,343	18.4	92,254	19.1	95,453	22.5	95,865	24.4
Commercial real estate	75,450	14.6	54,341	10.8	37,799	7.8	12,869	3.0	922	0.2

Total real estate loans	510,587	98.7%	495,889	98.6%	475,843	98.2%	419,907	99.0%	391,078	99.5%

Non-real estate loans:
Commercial business loans	4,327	0.8	4,982	1.0	6,584	1.4	2,440	0.6	—	0.0
Consumer non-real estate loans	1,980	0.5	2,242	0.4	1,955	0.4	1,881	0.4	1,815	0.5

Total consumer loans	6,307	1.3%	7,224	1.4%	8,539	1.8%	4,321	1.0%	1,815	0.5%

Total loans receivable	516,894	100.0%	503,113	100.0%	484,382	100.0%	424,228	100.0%	392,893	100.0%

Less:
Loans in process	(3,426)		(1,873)		(5,108)		(2,794)		(4,941)
Deferred loan fees	(871)		(755)		(428)		(448)		(546)
Allowance for loan losses	(2,504)		(2,094)		(1,988)		(1,933)		(1,956)

Total loans receivable net	$510,093		$498,391		$476,858		$419,053		$385,450

     Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2010 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

	Principal Balance	Principal Repayments Contractually Due in Year(s) Ended September 30,
	at September 30,			2013-			2025-and
	2010	2011	2012	2015	2016-2019	2020-2024	Thereafter
	(In Thousands)
Residential real estate loans:
Single-family	$336,081	$5,040	$5,376	$18,145	$41,330	$59,138	$207,052
Multi-family	1,807	27	29	98	222	318	1,113
Construction	4,752	71	76	257	585	836	2,927
Lot loans	1,986	107	117	401	900	461	—
Mortgage-backed Securities	131,628	1,974	2,238	7,371	16,585	23,298	80,162
Home equity lines of credit	9,511	8,786	9,330	17,301	41,485	13,609	—
Commercial real estate	75,450	2,717	2,943	10,339	23,922	35,529	—
Commercial business loans	4,327	156	61	402	37	433	3,238
Consumer and other loans	1,980	244	261	906	446	123	—

Total(1)	$648,522	$19,122	$20,431	$55,220	$125,512	$133,745	$294,492

(1)	With respect to the $629.5 million of loans with principal maturities contractually due after September 30, 2011, $569.2 million have fixed rates of interest and $60.3 million have adjustable or floating rates of interest.
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
     The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company. The Company generally does not engage in the purchase of whole loans. The Company did engage in the acquisition of participations of commercial loans on a limited basis during fiscal years ended September 30, 2010 and 2009.

     On occasion, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests, we generally have sold them to mitigate our risks in certain situations. During the year ended September 30, 2010, we sold no loans.
     The Company’s total loan originations decreased by $17.8 million or 11.7% in fiscal 2010 and increased by $9.4 million or 6.6% in fiscal 2009. Of the $135.2 million and $153.0 million of total loans originated in fiscal 2010 and 2009, respectively, $56.0 million and $66.0 million were originated to fund single-family residential properties, $8.3 million and $12.7 million were loans originated to fund multi-family and construction properties and $66.2 million and $68.0 million were to fund commercial real estate and home equity lines of credits which are secured by real estate. The Company’s total real estate loan originations in fiscal 2010 decreased by $16.4 million or 11.2% from the prior year. The non-real estate loans originated totaled $4.9 million and $6.4 million in 2010 and 2009, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.
     The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended September 30,
	2010	2009
	(In Thousands)
Real estate loan originations:
Residential:
Single-family	$55,744	$65,740
Multi-family	—	—
Construction	8,268	12,685
Lot loans	—	—
Home equity	35,098	38,217
Commercial real estate	31,076	29,966
Commercial business loans	4,327	5,508
Consumer non-real estate loans (1)	671	916

Total loan originations	135,184	153,032
Purchases of mortgage-backed securities	14,986	—

Total loan originations, and purchases	150,170	153,032
Principal loan and mortgage-backed securities repayments	168,848	180,999
Sales of loans and mortgage-backed securities	—	1,905

Total principal repayments and sales	168,848	182,904

Net increase in loans and mortgage-backed securities	$(18,678)	$(29,872)

(1)	Includes installment vehicle loans, secured and unsecured personal loans and lines of credit.
     Loan Underwriting Policies. Each loan application received by the Company is underwritten to the standards of the Company’s written underwriting policies as adopted by the Company’s Board of Directors. The Company’s Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written underwriting policies. Individual approval authority of $500,000 has been granted to the Company’s Chief Executive Officer, the Company’s Chief Operating and Financial Officer, and the Company’s Chief Lending Officer. Joint approval authority of $1.0 million has been granted to a combination of at least two of the above named individuals. Individual lending authority of $250,000 has been granted to the Bank’s Vice President/Loan Administration Manager, the Vice President/Loan Customer Service Manager and to the Bank’s Consumer Loan and Residential Mortgage Underwriter, employed by the Company. Additional consumer loan lending authority of $50,000 has been granted to several delegated underwriters, employed by the Bank. Loans with policy exceptions require approval by the next highest approval authority. Loans over $1.0 million must be approved by the Company’s Senior Loan Committee or the Board of Directors.
     In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company’s unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2010, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $3.7 million, which did not exceed the Company’s loan to one borrower limitation.
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
     The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages (“ARMs”), as well as non-conforming and jumbo fixed-rate loans in amounts up to $2.0 million, are held in the portfolio. It is the Company’s policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2010, $340.8 million or 65.9% and $346.0 million or 68.8% of the Company’s total loan portfolio consisted of single-family (including construction loans) residential loans, respectively. As of September 30, 2010, approximately $330.8 million or 96.5% of the Company’s total mortgage loans consisted of fixed-rate, single-family residential mortgage loans. As of such date, $11.8 million or 3.5% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans. Most of the Company’s residential mortgage loans include “due on sale” clauses.
     During the years ended September 30, 2010 and 2009, the Company originated $417,000 and $2.1 million of ARM mortgages, respectively. ARMs represented 0.3% and 1.4% of the Company’s total mortgage loan portfolio originations in fiscal 2010 and 2009, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company’s cost of funds.

     Multi-family Residential Real Estate Lending. The Company originates mortgage loans secured by multifamily dwelling units. At September 30, 2010, $1.8 million, or 0.3% of our total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank’s local market area. The interest rates for our multifamily residential real estate loans generally adjust at five- to ten-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At September 30, 2010, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.
     Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2010, $4.8 million or 0.9% of the total loans consisted of construction loans.
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
     Home Equity. Home equity loans and lines of credit continue to be a popular product and represented $90.6 million or 17.5% of the loan portfolio at September 30, 2010. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2010, the Company had outstanding 2,837 home equity loans of which 1,107 were installment equity loans and 1,730 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $54.4 million and there was approximately $52.9 million of unused credit available on such loans.
     Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2010, $75.5 million, or 14.6% of the Bank’s total loan portfolio consisted of loans secured by commercial real estate properties, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty five years. At September 30, 2010, the largest such loan had a balance of $3.1 million.
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
     Commercial Business Loans. Our commercial business loans amounted to $4.3 million or 0.8% of the total loan portfolio at September 30, 2010. The Company originates business loans typically for small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing, or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.
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
     Consumer Non-Real Estate Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to .5% and 0.6% during fiscal 2010 and 2009, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company’s consumer loan department offers vehicle loans, personal loans and personal lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.
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
     As of September 30, 2010, the Company was servicing $1.8 million of loans for others, which related to loans sold by the Company to the Federal Home Loan Bank (“FHLB”), in the amount $1.8 million, respectively. The Company receives a servicing fee of 0.25% on such loans.
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

The Company had $2,138,000 of non-accrual loans at September 30, 2010 and $335,000 of non-accrual loans at September 30, 2009.
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
     Foreclosed Real Estate. Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had 1 properties in other real estate owned with balances totaling $186,000 at September 30, 2010 compared to four properties with balances totaling $747,000 as of September 30, 2009. All of the real estate owned properties at September 30, 2010 are residential properties located within the Bank’s primary lending area.

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

	As of September 30,
	2010	2009	2008	2007		2006
	(Dollars in Thousands)
Residential real estate loans:
Non-accrual loans	$1,716	$335	$244	$—		$—
Accruing loans 90 days overdue	147	1,446	192	—		—
Troubled debt restructurings	—	—	—	—		—

Total	1,863	1,781	436	—		—

Commercial loans:
Non-accrual loans	312	—	—	—		—
Accruing loans 90 days overdue	—	—	815	—		—
Troubled debt restructurings	—	—	—	—		—

Total	312		815	—		—

Consumer loans:
Non-accrual loans	110	—	—	—		—
Accruing loans 90 days overdue	—	119	7	28		18
Troubled debt restructurings	—	—	—	—		—

Total	110	119	7	28		18

Total non-performing loans:
Non-accrual loans	2,138	335	244	—		—
Accruing loans 90 days overdue	147	1,565	1,014	28		18
Troubled debt restructurings	—	—	—	—		—

Total	$2,285	$1,900	$1,258	$28		$18

Total non-performing loans to total loans	.28%	.38%	.26%	n/m	*	n/m	*
Total real estate owned, net of related reserves	$186	$747	—	—		—
Total non-performing loans and other real estate owned to total assets	.30%	.32%	.15%	n/m	*	n/m	*

*	Not material
     Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company has recorded a provision for loan losses totaling $600,000 in fiscal 2010 and $400,000 in fiscal 2009, due to the increase in unemployment trends and decline in property values reflecting instability in the economy. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.
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

     The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Total loans outstanding at end of period	$516,894	$503,113	$484,382	$424,228	$392,893
Average loans outstanding	510,004	493,748	454,305	408,561	383,237

Allowance for loan losses, beginning of year	$2,094	$1,988	$1,933	$1,956	$1,968
Provision for loan losses	600	400	85	—	—
Charge-offs:
Single family	—	—	—	—	—
Commercial real estate and multi family residential	(147)	(288)	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity	—	—	(13)	(1)	—
Consumer non-real estate	(52)	(33)	(27)	(35)	(20)

Total charge-offs	(199)	(321)	(40)	(36)	(20)
Recoveries of loans previously charged off	9	27	10	13	8

Allowance for loan losses, end of year	$2,504	$2,094	$1,988	$1,933	$1,956

Allowance for loan losses as a percent non-performing loans	109.58%	110.21%	158.03%	6,903.57%	10,866.67%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.06%	0.01%	0.01%	0.00%
     The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	As of September 30,
	2010		2009		2008		2007		2006
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of total	of	of total	of	of total	of	of total	of	of total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
Single-family residential	$798	65.0%	$808	68.2%	$422	68.9%	$303	71.3%	$286	72.2%
Multi-family residential	18	0.3	20	0.4	24	0.5	5	0.6	6	0.7
Construction	7	0.9	4	0.6	13	1.7	9	1.4	10	1.8
Lot loans	5	0.4	3	0.2	3	0.2	1	0.1	2	0.2
Home equity	405	17.5	357	18.4	202	19.1	240	22.5	242	24.4
Commercial real estate	906	14.6	542	9.7	396	7.8	207	3.0	43	0.2
Commercial business loans	4	0.8	104	2.1	188	1.4	24	0.6	—	—
Consumer non-real estate loans	22	0.5	21	0.4	20	0.4	17	0.5	16	0.5
Unallocated	339	—	235	—	720	—	1,126	—	1,351	—

Total loans receivable	$2,504	100.0%	$2,094	100.0%	$1,988	100.0%	$1,932	100.0%	$1,956	100.0%

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
     As of September 30, 2010, the Company had $131.6 million of mortgage-backed securities, invested in FHLMC, Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) backed securities or collaterized mortgage obligations (“CMOs”). FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are instrumentalities of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company’s loan portfolio.
     The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investments in FHLB stock at the dates indicated.

	September 30,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Mortgage-backed securities and collateralized mortgage obligations (CMO’s)	$131,604	$138,539	$163,215	$169,995	$214,691	$212,572
U.S. Government Sponsored Enterprises
(“GSE”) Agency Notes	108,807	109,530	82,602	82,857	54,314	54,076
Municipal securities	16,462	17,188	22,592	23,317	24,940	24,897
Equity securities	355	343	355	311	842	842
U.S. Government Money Market funds	20,261	20,261	6,417	6,417	12	12
FHLB stock	16,096	16,096	16,096	16,096	16,574	16,574

Total investment and mortgage-backed securities and FHLB stock	$293,585	$301,957	$291,277	$298,993	$311,373	$308,973

     The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2010. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2010 Which Mature in
			Over One		Over
			Year		Five
		Weighted	Through	Weighted	Through	Weighted	Over	Weighted
	One year	Average	Five	Average	Ten	Average	Ten	Average
	Or less	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other Debt securities:
Mortgage-backed securities and CMO’s	$194	3.97%	$13,434	4.26%	$32,743	4.59%	$85,233	4.52%
U.S. Government Agency Notes	14,986	0.43%	13,000	1.63%	22,000	2.83%	58,820	3.11%
Municipal securities	1,447	5.43%	1,275	4.92%	1,325	5.24%	12,416	4.79%

Total	$16,627	0.91%	$27,709	3.06%	$56,068	3.91%	$156,469	4.04%

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

     The following table shows the distribution of, and certain other information relating to, the Company’s deposits by type as of the dates indicated.

	As of September 30,
	2010		2009
	Amount	Percent of Deposits	Amount	Percent of Deposits
		(Dollars in Thousands)
Passbook and club accounts	$3,739	0.7%	$2,940	0.6%
NOW and interest-bearing checking accounts	53,897	10.2	46,100	9.9
Non-interest-bearing checking accounts	17,014	3.2	12,364	2.6
Money market demand accounts	133,540	25.3	76,055	16.3
Certificates of deposit:
3 month	971	0.2	1,212	0.3
6 month	3,182	0.6	2,600	0.6
7 month	24,942	4.7	39,214	8.4
9 month	9,006	1.7	11,323	2.4
12 month	34,742	6.6	71,419	15.3
15 month	5,513	1.0	4,102	0.9
17 month	4,816	0.9	6,965	1.5
18 month	4,245	0.8	14,113	3.0
20 month	28,479	5.4	22,913	4.9
24 month	7,576	1.4	4,929	1.1
27 month	—	0.0	19	0.0
36 month	46,507	8.8	41,429	8.9
48 month	48,448	9.2	24,377	5.2
60 month	29,239	5.5	18,979	4.1
Other	100	0.0	100	0.0
Retirement accounts:
Money market deposit accounts	2,540	0.5	1,377	0.3
Certificates of deposit	69,604	13.3	64,071	13.7

Total deposits	$528,100	100.0%	$466,601	100.0%

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

     The following table presents certain information concerning the Company’s deposit accounts as of September 30, 2010 and the scheduled quarterly maturities of its certificates of deposit.

		Percentage of	Weighted Average
	Amount	Total Deposits	Nominal Rate
	(Dollars in Thousands)
Passbook and club accounts	$3,739	0.7%	0.81%
NOW and interest-bearing checking accounts	53,897	10.2	0.13
Non-interest-bearing checking accounts	17,015	3.2	0.00
Money market deposits accounts(1)	136,079	25.8	0.52

Total	$210,730	39.9%	0.38%

Certificate accounts maturing by quarter:
December 31, 2010	$34,614	6.6%	1.09%

March 31, 2011	42,527	8.1	1.01
June 30, 2011	33,654	6.4	1.96
September 30, 2011	47,459	9.0	2.73
December 31, 2011	28,364	5.4	2.59

March 31, 2012	12,459	2.4	2.20
June 30, 2012	10,622	2.0	2.47
September 30, 2012	5,921	1.1	3.15
December 31, 2012	7,887	1.5	3.33

March 31, 2013	11,329	2.1	3.23
June 30, 2013	8,320	1.6	3.17
September 30, 2013	7,642	1.4	2.91

Thereafter	66,572	12.5	3.00

Total certificate accounts(1)	317,370	60.1	2.31

Total deposits	$528,100	100.0%	1.54%

(1)	Includes retirement accounts.
     Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $158.3 million of certificates of deposit which mature during the 12 months ending September 30, 2011.
     The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended September 30,
	2010	2009
	(In Thousands)
Increase (decrease) before interest credited	$53,598	$30,793
Interest credited	7,901	10,295

Net deposit increase	$61,499	$41,088

     The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2010 which mature during the periods indicated.

	As of	Amounts at September 30, 2010 Maturing
	September 30,	One Year
	2010	or Less	Two Years	Three Years	Thereafter
	(In Thousands)
Certificate accounts:
0.01% to 2.00%	$145,296	$115,032	$28,411	$716	$1,137
2.01% to 4.00%	161,329	38,743	26,298	33,089	63,199
4.01% to 6.00%	10,745	4,479	2,657	1,373	2,236

Total certificate accounts(1)	$317,370	$158,254	$57,366	$35,178	$66,572

(1)	Includes retirement accounts.
     The following table sets forth the maturity of our certificates of deposit of $100,000 or more at September 30, 2010, by time remaining to maturity.

At September 30, 2010
		Weighted
		Average
Quarter Ending:	Amount	Rate
	(Dollars in Thousands)
December 31, 2010	$4,929	1.06%
March 31, 2011	7,021	0.93
June 30, 2011	5,163	1.87
September 30, 2011	8,117	2.82
After September 30, 2011	34,054	2.90

Total certificates of deposit with balances of $100,000 or more	$59,284	2.41%

     Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See “Regulation - Regulation of the Bank — Federal Home Loan Bank System.” At September 30, 2010, the Bank had advances with maturities of one year or less totaling $16.0 million at an interest rate of 4.37% and FHLB advances with maturities of 13 months to 10 years totaling $206.1 million at interest-rates ranging from 3.01% to 5.29%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million at interest-rates ranging from 4.37% to 5.99% .
     Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh’s assessment of the Bank’s creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

     The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

	September 30,
	2010		2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
		(Dollars In Thousands)
Advances	$272,047	4.33%	$309,046	4.31%
     The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

	Year Ended September 30,
	2010	2009
	(In Thousands)
Advances :
Average balance outstanding	$1,225	$13,341
Maximum amount outstanding at any month-end during the period	$10,000	$37,800

Weighted average interest rate during the period	0.71%	0.70%
Employees
     The Company had 83 full-time employees and 42 part-time employees as of September 30, 2010. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.
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
     BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already lawfully owning or controlling more than 50% of the voting shares of a bank to acquire additional shares of such bank.

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
     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
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

     FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For noninterest bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a noninterest bearing savings deposit account, a 10 basis point annual rate surcharge is applied to deposit amounts in excess of $250,000. Financial institutions were permitted to opt out of either or both of these programs. The Bank does not participate in either of these programs.
     In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 45 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt. Final assessment rates range from seven to 77.5 basis points.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of fiscal 2010 was .0026% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2010, the Bank’s regulatory capital exceeded all of its capital requirements.
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

     On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The Bank’s prepayment totaled $3,100,000. Unlike a special assessment, this prepayment did not immediately affect the Bank’s earnings. The Bank will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter over 36 months.
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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2010, the Bank met each of its capital requirements.
     Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At September 30, 2010, the Bank was in the “well capitalized” category.
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
     Pursuant to FDIC regulations promulgated under Section 24 of the FDIA, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the Bank’s subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. As of September 30, 2010, $343,000 was invested by HARL, LLC in such equity securities.
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
Recent Legislation
     On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.
     The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.
     Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
     The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
     Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.
     The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.
     The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
     It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
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
     Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2010 and 2009 includes approximately $1.3 million representing bad debt deductions for which no deferred income taxes have been provided.
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
     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2010, the Bank had no net operating loss carryforwards for federal income tax purposes. Tax years 2008 and 2009, there are special provisions that allow for a possible five year carryback period.
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
Subsidiary
     The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the proposed business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2010 amounted to approximately $169.0 million. The Bank has two limited liability company subsidiaries, Freedom Financial Solutions LLC (“FFS”) and HARL, LLC. FFS was established to engage in the sale of insurance products through a third party. HARL, LLC was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.
Item 1A. Risk Factors.
     Not applicable.
Item 1B. Unresolved Staff Comments.
     Not applicable.

Item 2. Properties.
     As of September 30, 2010, the Company conducted its business from its main office in Harleysville, Pennsylvania and six other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

				Net Book Value of
				Property and
			Lease	Leasehold
			Expiration	Improvements at
County	Address	Owned or Leased	Date	September 30, 2010	Deposits
				(In Thousands)
Montgomery	1889 Ridge Pike Royersford, Pennsylvania	Owned	—	$1,693	$22,927
Montgomery	271 Main Street Harleysville, Pennsylvania	Owned	—	968	196,654
Montgomery	640 East Main Street Lansdale, Pennsylvania	Leased	May 2043(1)	801	55,851
Montgomery	1550 Hatfield Valley Road Hatfield, Pennsylvania	Leased	January 2064(1)	791	92,097
Montgomery	2301 West Main Street Norristown, Pennsylvania	Owned	—	381	92,816
Montgomery	3090 Main Street Sumneytown, Pennsylvania	Owned	—	198	58,269
Bucks	741 North County Line Road Souderton, Pennsylvania	Owned	—	2,740	9,486

Total				$7,572	$528,100

(1)	The land at this office is leased; however, the Bank owns the building.
Item 3. Legal Proceedings.
     The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.
Item 4. [Reserved]

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 12 hereof.
     Harleysville Savings Financial Corporation’s common stock is listed on the Nasdaq Global Market under the symbol “HARL”. The common stock was issued at an adjusted price of $1.45 per share in connection with the Company’s conversion from mutual to stock form and the common stock commenced trading on the NASDAQ Stock Market on September 3, 1987. Prices shown below reflect the prices reported by the NASDAQ Stock Market during the indicated periods. The closing price of the common stock on September 30, 2010 was $14.57 per share. There were 3,687,409 shares of common stock outstanding as of September 30, 2010, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

				Cash Dividends
For The Quarter Ended	High	Low	Close	Declared
September 30, 2010	$15.85	$14.00	$14.57	$0.19
June 30, 2010	16.20	13.30	15.29	0.19
March 31, 2010	14.25	13.06	13.90	0.19
December 31, 2009	14.37	12.02	13.86	0.19

September 30, 2009	$15.70	$12.50	$13.71	$0.19
June 30, 2009	16.22	10.54	13.98	0.18
March 31, 2009	14.24	10.08	11.64	0.18
December 31, 2008	14.00	11.12	13.43	0.18
     (b) Not applicable.
     (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of fiscal 2010.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
July 1-31, 2010	—	—	—	50,492
August 1-31, 2010	—	—	—	50,492
September 1-30, 2010	—	—	—	50,492

Total	—	$—	—	50,942

(1)	On June 30, 2008, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of common stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6. Selected Financial Data.

Selected Balance Sheet Data:	As of September 30,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Total Assets	$857,140	$830,007	$825,675	$773,544	$775,638
Mortgage-backed securities held to maturity	130,819	162,430	213,933	192,842	219,494
Mortgage-backed securities available-for-sale	809	785	758	818	820
Consumer loans receivable	432,806	441,138	434,439	405,672	386,486
Commercial loans	79,791	59,347	44,407	15,314	920
Allowance for loan losses	2,504	2,094	1,988	1,933	1,956
Investment securities held to maturity	125,269	105,194	79,254	108,693	111,099
Investment securities available-for-sale	20,604	6,728	854	1,910	8,108
Other investments (1)	32,234	22,316	23,731	20,810	23,952
Deposits	528,100	466,601	425,513	424,035	429,254
FHLB advances and other borrowings	272,047	309,046	347,846	298,609	294,611
Total stockholders’ equity	53,351	50,139	47,209	47,041	48,471
Book value per share	14.47	13.82	13.23	12.65	12.59

	Year Ended September 30,
Selected Operations Data:	2010	2009	2008	2007	2006

Interest income	$40,018	$41,343	$43,076	$40,289	$39,091
Interest expense	21,747	24,886	29,016	28,806	26,366

Net interest income	18,271	16,457	14,060	11,483	12,725
Provision for loan losses	600	400	85	—	—

Net interest income after provision for loan losses	17,671	16,057	13,975	11,483	12,725

Realized gain (loss) on securities, including impairment	—	(454)	(179)	160	27
Other income	1,987	1,925	1,909	1,730	1,273
Other expense	12,702	11,527	10,094	9,216	8,568

Income before taxes	6,956	6,001	5,611	4,157	5,457
Income tax expense	1,948	1,285	1,232	911	1,255

Net income	$5,008	$4,716	$4,379	$3,246	$4,202

Earnings per share — basic	$1.37	$1.31	$1.20	$0.85	$1.09
Earnings per share — diluted	1.36	1.31	1.20	0.83	1.08
Dividends per share	0.76	0.73	0.69	0.68	0.64

	Year Ended September 30,
Selected Other Data:	2010	2009	2008	2007	2006

Return on average assets (2)	0.59%	0.57%	0.54%	0.42%	0.55%
Return on average equity (2)	9.73%	9.70%	9.42%	6.71%	8.76%
Dividend payout ratio	55.41%	55.60%	57.26%	80.02%	58.72%
Average equity to average assets (2)	6.07%	5.90%	5.76%	6.13%	6.21%
Interest rate spread (2)	2.04%	1.84%	1.57%	1.39%	1.51%
Net yield on interest-earning assets (2)	2.21%	2.04%	1.79%	1.58%	1.71%
Ratio of non-performing assets to total assets at end of period	0.30%	0.32%	0.15%	0.00%	0.00%
Ratio of interest-earning assets to interest-bearing liabilities at end of period	106.47%	106.45%	105.93%	104.75%	105.61%
Full service banking offices at end of period	7	6	6	6	6

(1)	Includes interest-bearing deposits at other depository institutions & stock of the Federal Home Loan Bank of Pittsburgh.

(2)	All ratios are based on average monthly balances during the indicated periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is intended to assist in understanding our financial condition, and the results of operations for Harleysville Savings Financial Corporation, and its subsidiary Harleysville Savings Bank, for the fiscal years ended September 30, 2010 and 2009. The information in this section should be read in conjunction with the Company’s financial statements and the accompanying notes included elsewhere herein.
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
     The Company’s total assets at September 30, 2010, amounted to $857.1 million, compared to $830.0 million as of September 30, 2009. The increase in assets was primarily due to an increase in cash and cash equivalents of approximately $10.7 million and the growth in mortgage loans, commercial loans, resulting in an overall increase in loans receivable of approximately $11.7 million. Total liabilities at September 30, 2010 were $803.8 million compared to $779.9 million at September 30, 2009. The increase in liabilities was due to an increase in total deposits of $61.5 million. This increase was offset by a decrease in borrowings of $37.0 million. Stockholder’s equity totaled $53.4 million as of September 30, 2010, compared to $50.1 million at September 30, 2009.
     During fiscal 2010, net interest income after provision for loan losses increased $1.6 million or 10.1% from the prior fiscal year. This increase was the result of a 2.53% increase in the average interest-earning assets which was offset by a 2.51% increase in average interest-bearing liabilities, and an increase in the interest rate spread to 2.04% in fiscal year 2010 from 1.84% in fiscal year 2009. Net income for fiscal 2010 was $5.0 million compared to $4.7 million for fiscal year ended 2009. The Company’s return on average assets (net income divided by average total assets) was 0.59% during fiscal 2010 compared to 0.57% during fiscal year 2009. Return on average equity (net income divided by average equity) was 9.73% during fiscal year 2010 compared to 9.70% in fiscal year 2009.

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

	As of September	For The Year Ended September 30,
	30, 2010	2010			2009			2008
	Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans (2)(3)	5.71%	$345,041	$20,127	5.83%	$340,311	$20,024	5.88%	$320,925	$19,043	5.93%
Mortgage-backed securities	4.51%	148,137	6,879	4.64%	190,934	9,187	4.81%	211,563	10,088	4.77%
Commercial loans	5.92%	70,404	4,218	5.99%	51,103	3,096	6.06%	26,492	1,799	6.79%
Consumer and other loans(3)	4.66%	106,758	4,380	4.10%	106,216	4,772	4.49%	108,747	5,719	5.26%
Investments	1.95%	155,757	4,414	2.83%	117,152	4,264	3.64%	119,133	6,427	5.39%

Total interest-earning assets	4.59%	826,097	40,018	4.84%	805,716	41,343	5.13%	786,860	43,076	5.47%

Interest-bearing liabilities:
Savings and money market	0.52%	110,095	932	0.85%	67,509	961	1.42%	54,669	1,189	2.17%
Checking	0.13%	49,998	85	0.17%	44,151	172	0.39%	42,832	367	0.86%
Certificates of deposit	2.31%	324,853	8,017	2.47%	315,672	9,824	3.11%	329,405	13,662	4.15%

Total deposits	1.59%	484,946	9,034	1.86%	427,332	10,957	2.26%	426,906	15,218	3.56%

Borrowings	4.33%	290,956	12,713	4.37%	329,567	13,929	4.23%	315,935	13,798	4.37%

Total interest-bearing liabilities	2.54%	775,902	21,747	2.80%	756,899	24,886	3.29%	742,841	29,016	3.90%

Net interest income/interest rate spread	2.04%		$18,271	2.04%		$16,457	1.84%		$14,060	1.57%

Net interest-earning assets/net yield on interest-earning assets(1)		$50,195		2.21%	$48,817		2.04%	$44,019		1.79%

Ratio of interest-earning assets to interest-bearing liabilities				106.5%			106.5%			105.9%

(1)	Net interest income divided by average interest-earning assets.

(2)	Loan fee income is immaterial to this analysis.

(3)	There were 17 non-accruing loans totaling $2,138,000 at September 30, 2010, two non-accruing loans totaling $335,000 at September 30, 2009 and one non-accruing loan totaling $244,000 at September 2008.

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

	Fiscal 2010 Compared			Fiscal 2009 Compared
	to Fiscal 2009			to Fiscal 2008
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on interest-earning assets:
Mortgage loans (1)	$272	$(169)	$103	$1,139	$(158)	$981
Mortgage-backed securities	(1,997)	(312)	(2,309)	(994)	93	(901)
Commercial	1,156	(34)	1,122	1,467	(170)	1,297
Consumer and other loans (1)	24	(415)	(391)	(130)	(817)	(947)
Interest and dividends on Investments	457	(307)	150	(105)	(2,058)	(2,163)

Total	(88)	(1,237)	(1,325)	1,377	(3,110)	(1,733)

Interest expense on interest-bearing liabilities:
Deposits	241	(2,164)	(1,923)	(54)	(4,207)	(4,261)
Borrowings	(1,709)	493	(1,216)	519	(388)	131

Total	(1,468)	(1,671)	(3,139)	465	(4,595)	(4,130)

Net change in net interest income	$1,380	$434	$1,814	$912	$1,485	$2,397

(1)	There were 17 non-accruing loans totaling $2,138,000 at September 30, 2010, two non-accruing loans totaling $335,000 at September 30, 2009 and one non-accruing loan totaling $244,000 at September 2008.

Net Interest Income
     Net interest income increased by $1.8 million or 11.3% in fiscal 2010, over the prior year. The increase in the net interest income in fiscal 2010 was due to an increase in the interest rate spread between interest bearing assets and interest earning liabilities and the growth in the balance sheet. The driving factors are further explained below under “- Interest Income” and “- Interest Expense.”
Interest Income
     Interest income on mortgage loans increased by $103,000 or 0.5% in fiscal 2010 and from the prior year. During fiscal 2010, the average balance of mortgage loans increased $4.7 million or 1.4% and the yield decreased by 5 basis points. The increased income was a reflection of the higher loan volume and was partially offset by the decrease in the yield on mortgage loans. The majority of loans during the year were fixed rate mortgages. The decrease in interest on mortgage-backed securities reflects a decrease in average balance by $42.8 million or 22.4%, and a decrease in yield of 17 basis points in fiscal 2010. During fiscal 2010, the average consumer and other loan average balance increased $542,000 or 0.5% and the yield decreased by 39 basis points. The decrease in yield on consumer and other loans was partially offset by the increase in volume, decreasing income for the period. The increase on interest income on commercial loans during fiscal 2010 reflected an increase of average balance of $19.3 million while being offset by a decrease in yield of 7 basis points.
     Interest and dividends on investments increased by $150,000 or 3.5% in fiscal 2010 from fiscal 2009. During fiscal 2010, the increase in income resulted from an increase in average balance of investments of $38.6 million or 33.0% offset by a decrease in yield of 81 basis points. The increase in the average balance in fiscal 2010 reflects funds that were deployed from normal cash flows due to deposit growth.
Interest Expense
     Interest expense on deposits decreased $1.9 million or 17.6% in fiscal 2010 as compared to the prior year. In fiscal 2010, the average balance of deposits increased by $57.6 million. The average rate paid on deposits was 1.86% for the year ended September 30, 2010, compared to 2.27% for the year ended September 30, 2009. The average rate paid on deposits is a direct reflection of the falling interest rate environment.
     Interest expense on borrowings decreased by $1.2 million or 8.7% in fiscal 2010 as compared to the prior year. The decrease in 2010 was the result of a decrease in the average balance in borrowings of $38.6 million or 11.7% offset by an increase in the average rate paid to 4.4%. Borrowings were primarily paid down by the increase of deposits and also the maturity of investments during fiscal 2010.
Provision for Loan Losses
     Management establishes reserves for losses on loans when it determines that losses are probable. The adequacy of loan loss reserves is based upon a regular monthly review of loan delinquencies and “classified assets”, as well as local and national economic trends. The allowance for loan losses totaled $2.5 million and $2.1 million at September 30, 2010 and 2009 or 0.5% and 0.4% of total loans at September 30, 2010 and 2009, respectively. The Company recorded an increased provision for loan losses of $600,000 in fiscal 2010 compared to $400,000 in fiscal 2009, due to the increase in unemployment trends and declines in property values reflecting instability in the economy.
Other Income
     The Company’s total other operating income increased to $2.0 million in fiscal 2010 compared to $1.5 million in fiscal 2009. The increase in fiscal 2010 was primarily due to other than temporary impairment of equity securities of $0 in fiscal 2010 compared to $449,000 in fiscal 2009.

     Customer service fees were $641,000 and $663,000 in 2010 and 2009, respectively. The decrease was due to less NFS fees during 2010.
     Bank owned life insurance (“BOLI”) income was $512,000 and $502,000 in 2010 and 2009, respectively.
     Other income, which consists primarily of loan servicing fees, the sale of non-deposit products and insurance commissions, increased by $74,000 or 9.7% during fiscal 2010. The fees, which comprise other income, are set by the Company at a level, which is intended to cover the cost of providing the related services and expenses to customers and employees.
Other Expenses
     Salaries and employee benefits increased by $727,000 or 11.7% in fiscal 2010 as compared to prior fiscal year. The increased expenses of salaries and employee benefits during the periods are attributable to increased staffing, due to a new branch and bank growth, normal salary increases and increased employee benefit expenses as well as stock option expense.
     Occupancy and equipment expense increased by $137,000 or 11.4% in fiscal 2010 compared to fiscal 2009. Data processing costs increased by $82,000 in fiscal 2010. The increase in occupancy and equipment expenses in fiscal 2010 was attributable to a new branch, normal growth, normal technology needs and inflationary effects.
     Other expenses, which consist primarily of advertising expenses, directors’ fees, ATM network fees, professional fees, checking account costs, REO expenses, and stockholders expense increased by $408,000 or 16.6% in fiscal 2010 compared to fiscal 2009. The increase in other expenses in 2010 was attributable to increases in advertising, office supplies, audit expense and REO expenses. Many of these expenses were attributable to natural growth of our customer base and overall growth of our retail and business banking.
     In 2009, all FDIC insured financial institutions paid a special assessment in addition to the already elevated premiums. As a result, FDIC insurance expense for the fiscal year ended September 30, 2010, decreased $179,000 from the same period last year.
Income Taxes
     The Company recorded income tax provisions of $1.9 million and $1.3 million for fiscal year 2010 and 2009, respectively. The primary reason for the increase in the income tax provision in fiscal 2010 and 2009 was an increase in pretax income. The effective tax rate was 28.0% in 2010 compared to 21.4% in 2009. See Note 11 of the “Notes to Consolidated Financial Statements” which provides an analysis of the provision for income taxes.
Commitments and Off-Balance Sheet Arrangements
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2010 and 2009, we had no commitments to originate loans for sale.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Company is obligated amounted to approximately $78.5 million and $72.1 million, respectively.
     Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2010 and September 30, 2009, the Company had letters of credit outstanding of approximately $405,000 and $579,000, respectively, of which all are standby letters of credit. At September 30, 2010 and 2009, the uncollateralized portion of the letters of credit extended by the Company was approximately $135,000 and $151,000, respectively.
     The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
     We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
     The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2010.

Total Amounts
Committed
(In Thousands)
Letters of credit	$405
Commitments to originate loans	16,086
Unused portion of home equity lines of credit	52,895
Unused portion of commercial lines of credit	6,638
Undisbursed portion of construction loans in process	2,926

Total commitments	$78,950

Contractual Obligations
     The Company’s contractual cash obligations at September 30, 2010 were as follows:

		Less Than	1 to 3	3 to 5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Lease agreements	$684	$130	$275	$279	$—
Borrowings	272,047	21,853	90,610	42,237	117,347
Certificates of deposit	317,370	158,403	92,394	66,573	—

	$590,101	$180,386	$183,279	$109,089	$117,347

Liquidity and Capital Resources
     The Company’s assets increased to $857.1 million as of September 30, 2010, from $830.0 million as of September 30, 2009. Stockholders’ equity increased to $53.4 million as of September 30, 2010, from $50.1 million as of September 30, 2009. As of September 30, 2010, stockholders’ equity amounted to 6.22% of the Bank’s total assets under accounting principles generally accepted in the United States of America (“GAAP”). For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans, deposit withdrawals and repayment of borrowings. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company’s core deposit base. In addition to cash, the Company maintains a portfolio of cash flows generating investments to meet its liquidity requirements. The Company also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Company also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.
     As of September 30, 2010, the Company had a remaining borrowing capacity with the FHLB of Pittsburgh of approximately $496.9 million. To the extent that the Company cannot meet its liquidity needs with normal cash flows and deposit growth, the Company will be able to utilize the available borrowing capacity provided by the FHLB of Pittsburgh to fund asset growth and loan commitments.
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
     The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2010, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid. However, many of our assets can prepay at any time without a penalty unlike many of our liabilities that have a contractual maturity.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets:
Mortgage loans	$49,798	$57,257	$45,804	$187,015	$339,874
Commercial loans	33,708	8,755	22,797	14,531	79,791
Mortgage-backed securities	51,656	40,787	19,984	19,201	131,628
Consumer and other loans	66,277	13,857	6,336	10,841	97,311
Investment securities and other investments	118,713	40,777	12,263	6,354	178,107

Total interest-earning assets	320,152	161,433	107,184	237,942	826,711

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	3,739	3,739
NOW and interest-bearing checking accounts	—	—	—	53,897	53,897
Consumer Money Market Deposit accounts	47,613	—	—	54,941	102,554
Business Money Market Deposit accounts	25,144	—	—	8,381	33,525
Certificate accounts	158,403	92,394	66,573	—	317,370
Borrowed money	21,853	90,610	42,237	117,347	272,047

Total interest-bearing liabilities	253,013	183,004	108,810	238,305	783,132

Repricing GAP during the period	$67,139	$(21,571)	$(1,626)	$(363)	$43,579

Cumulative GAP	$67,139	$45,568	$43,942	$43,597

Ratio of GAP during the period to total assets	7.83%	-2.52%	-0.19%	-0.04%

Ratio of cumulative GAP to total assets	7.83%	5.32%	5.13%	5.08%

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
Harleysville, Pennsylvania
     We have audited the accompanying consolidated statements of financial condition of Harleysville Savings Financial Corporation and subsidiary (“the Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Allentown, Pennsylvania
December 17, 2010

Consolidated Statements of Financial Condition

	September 30,
(In thousands, except share data)	2010	2009
Assets
Cash and amounts due from depository institutions	$4,052	$3,222
Interest bearing deposits	16,138	6,220

Total cash and cash equivalents	20,190	9,442

Investments and mortgage-backed securities:
Available for sale (amortized cost — 2010, $21,401; 2009, $7,557)	21,413	7,513
Held to maturity (fair value — 2010, $264,448; 2009, $275,384)	256,088	267,624
Loans receivable (net of allowance for loan losses — 2010, $2,504; 2009, $2,094	510,093	498,391
Accrued interest receivable	3,210	3,719
Federal Home Loan Bank stock — at cost	16,096	16,096
Foreclosed real estate	186	747
Office properties and equipment, net	12,158	10,486
Prepaid expenses and other assets	17,706	15,989

TOTAL ASSETS	$857,140	$830,007

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$528,100	$466,601
Long-term debt	272,047	309,046
Accrued interest payable	1,407	1,606
Advances from borrowers for taxes and insurance	1,247	1,445
Accounts payable and accrued expenses	988	1,170

Total liabilities	803,789	779,868

Commitments and contingencies (Notes 12 & 13)

Stockholders’ Equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; issued 3,921,177 shares: outstanding 2010 3,687,409 shares; 2009, 3,627,696 shares	39	39
Additional paid-in capital	8,126	8,002
Treasury stock, at cost (2010, 233,768 shares; 2009, 293,481 shares)	(3,383)	(4,202)
Retained earnings — partially restricted	48,562	46,329
Accumulated other comprehensive income (loss)	7	(29)

Total stockholders’ equity	53,351	50,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$857,140	$830,007

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended September 30,
(In thousands, except share data)	2010	2009
Interest Income:
Interest and fees on mortgage loans	$20,127	$20,024
Interest on mortgage-backed securities	6,879	9,187
Interest on commercial loans	4,218	3,096
Interest on consumer and other loans	4,380	4,772
Interest on taxable investments	3,385	2,986
Interest on tax-exempt investments	1,026	1,267
Dividends on investment securities	3	11

Total interest and dividend income	40,018	41,343

Interest Expense:
Interest on deposits	9,034	10,957
Interest on borrowings	12,713	13,929

Total interest expense	21,747	24,886

Net Interest Income	18,271	16,457
Provision for loan losses	600	400

Net Interest Income, after Provision for Loan Losses	17,671	16,057

Other Income:
Customer service fees	641	663
Impairment of equity securities	—	(449)
Realized losses on securities	—	(5)
Income on bank-owned life insurance	512	502
Other income	834	760

Total other income	1,987	1,471

Other Expenses:
Salaries and employee benefits	6,946	6,219
Occupancy and equipment	1,336	1,199
Deposit insurance premiums	906	1,085
Data processing	649	567
Other	2,865	2,457

Total other expenses	12,702	11,527

Income before Income Taxes	6,956	6,001

Income tax expense	1,948	1,285

Net Income	$5,008	$4,716

Earnings Per Share:
Basic	$1.37	$1.31

Diluted	$1.36	$1.31

Weighted Average Shares Outstanding:
Basic	3,658,300	3,598,662

Diluted	3,685,004	3,610,569

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In Thousands)	2010		2009
Net Income	$5,008		$4,716

Other Comprehensive Income

Unrealized gain on securities available for sale, net of tax expense 2010, $19; 2009, $6	36	(1)	12 (1)

Total Comprehensive Income	$5,044		$4,728

(1) Disclosure of reclassification amount, net of tax for the years ended:
	2010		2009
Net unrealized gain (loss) arising during the year	$55		$(436)
Reclassification adjustment for net losses included in net income	—		454

	$55		$18
Tax expense	(19)		(6)

Net unrealized gain on securities available for sale	$36		$12

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share data)	Outstanding	Stock	Capital	Restricted	Income (Loss)	Stock	Equity
Balance at September 30, 2008	3,567,934	$39	$7,993	$44,235	$(41)	$(5,017)	$47,209
Net income				4,716			4,716
Dividends — $.73 per share				(2,622)			(2,622)
Stock option compensation			133				133
Treasury stock purchased	(10,200)					(144)	(144)
Treasury stock delivered under ESOP	10,000		(17)			137	120
Treasury stock delivered under dividend reinvestment plan	44,711		(38)			613	575
Employee options exercised	15,251		(69)			209	140
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					12		12

Balance at September 30, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				5,008			5,008
Dividends — $.76 per share				(2,775)			(2,775)
Stock option compensation			167				167
Treasury stock purchased	(5,659)					(78)	(78)
Treasury stock delivered under ESOP	10,000					137	137
Treasury stock delivered under dividend reinvestment plan	41,089		15			554	569
Employee options exercised	14,283		(58)			206	148
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					36		36

Balance at September 30, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended September 30,
(In Thousands)	2010	2009
Operating Activities:
Net Income	$5,008	$4,716
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	570	469
Provision for loan losses	600	400
Realized (gains) losses on securities	—	5
Loss on impairment of equity securities	—	449
Loss on sale of foreclosed real estate	159	18
Amortization of deferred loan fees	96	33
Net amortization of premiums and discounts	192	142
Increase in cash surrender value of bank owned life insurance	(512)	(502)
Compensation charge on stock options	167	133
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(182)	(768)
Increase in prepaid expenses and other assets	(1,205)	(985)
Decrease in accrued interest receivable	509	80
Decrease in accrued interest payable	(199)	(80)

Net cash provided by operating activities	5,203	4,110

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(14,986)	—
Purchase of investment securities held to maturity	(129,352)	(54,170)
Purchase of investment securities available-for-sale	(131,264)	(62,393)
Net purchase (redemption) of FHLB stock	—	478
Proceeds from the sale of investment securities available-for-sale	117,400	56,055
Proceeds from maturities of investment securities held to maturity	109,434	28,339
Principal collected on mortgage-backed securities	46,248	51,247
Principal collected on long-term loans	122,600	129,752
Long-term loans originated or acquired	(135,184)	(153,032)
Proceeds from sale of foreclosed real estate	588	549
Purchases of premises and equipment	(2,242)	(1,186)

Net cash used in investing activities	(16,758)	(4,361)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	71,894	31,024
Net (decrease) increase in certificates of deposit	(10,395)	10,064
Cash dividends	(2,206)	(2,047)
Net decrease in short-term borrowings	—	(21,800)
Proceeds from long-term debt	—	24,500
Repayment of long-term debt	(36,999)	(41,500)
Acquisition of treasury stock	(78)	(144)
Treasury stock delivered under employee stock plans	285	260
Net decrease in advances from borrowers for taxes and insurance	(198)	(38)

Net cash provided by financing activities	22,303	319

INCREASE IN CASH AND CASH EQUIVALENTS	10,748	68

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,442	9,374

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,190	$9,442

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$21,946	$24,966
Income taxes	1,825	1,203
Non-cash transfer of loans to foreclosed real estate	186	1,314
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Nature of Operations and Organizational Structure
Harleysville Savings Financial Corporation (the Company) is a bank holding company that is regulated by the Federal Reserve Bank of Philadelphia. Harleysville Savings Bank (the Bank) is a wholly owned subsidiary and is regulated by the FDIC and the Pennsylvania Department of Banking. The Bank is principally in the business of attracting deposits through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single family residential, commercial and consumer loans. The Bank’s customers are primarily in southeastern Pennsylvania.
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
Significant Group Concentrations of Credit Risk — Most of the Company’s activities are with customers located within the southeastern region of Pennsylvania. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.
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
Loans — The Company grants commercial, mortgage and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southeastern Pennsylvania. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.
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
Foreclosed Real Estate — Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had foreclosed real estate of $186,000 and $747,000 as of September 30, 2010 and 2009, respectively.
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
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of September 30, 2010.

Cash Surrender Value Of Bank Owned Life Insurance (BOLI) — The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income as income on BOLI. The cash surrender value of the insurance policies is recorded as an asset in other assets in the consolidated statements of financial condition and amounted to $13,920,000 and $13,408,000 at September 30, 2010 and 2009, respectively.
Income Taxes — Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiary file a consolidated Federal income tax return.
The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at September 30, 2010 and 2009, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of Pennsylvania. The Company is no longer subject to examination by taxing authorities for the years before October 1, 2006.
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
Accounting for Stock Options — The Company currently has several stock option plans in place for employees and directors of the Company. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense related to stock options for the years ended September 30, 2010 and 2009 was $167,000 and $133,000, respectively. The tax benefit recognized related to the compensation expense for the years ended September 30, 2010 and 2009 was $18,000 and $14,000, respectively.
The weighted average fair value of options granted in the years ended September 30, 2010 and 2009 was $1.65 and $1.43, respectively, and was estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

	Year Ended September 30,
	2010	2009
Risk free interest rate of return	2.88%	3.20%
Expected option life	84 months	84 months
Expected volatility	20%	17%
Expected dividends	5.8%	5.4%
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

	Year Ended September 30,
	2010	2009
Weighted average shares outstanding — basic	3,658,300	3,598,662
Increase in shares due to dilutive stock options	26,704	11,907

Weighted average shares outstanding — diluted	3,685,004	3,610,569

Other Comprehensive Income — The Company presents, as a component of comprehensive income, amounts from transactions and other events, which are currently excluded from the statement of income and are recorded directly to stockholders’ equity. The Company’s other comprehensive income consists of net unrealized holding gains or losses on securities available-for-sale, net of income taxes.
Subsequent Events — The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.
Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year classifications. The reclassifications had no effect on net income.
Recent Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This Update amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this new guidance to have an impact on our financial position or result of operations.
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
ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the adoption of this new guidance to have an impact on our financial position and results of operations.
ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.
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
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial statement disclosures.
3. INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of September 30, 2010 and 2009 are as follows.
Available for sale securities:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$42	$(54)	$343
Collateralized mortgage obligations	785	24	—	809
U.S. Government money market funds	20,261	—	—	20,261

Total Available for Sale Securities	$21,401	$66	$(54)	$21,413

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$48	$(92)	$311
Collateralized mortgage obligations	785	—	—	785
U.S. Government money market funds	6,417	—	—	6,417

Total Available for Sale Securities	$7,557	$48	$(92)	$7,513

Held to maturity securities:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’S)	$110,732	$6,755	$—	$117,487
Collateralized mortgage obligations	20,087	193	(37)	20,243
Municipal bonds	16,462	773	(47)	17,188
U.S. Government Agencies	108,807	768	(45)	109,530

Total Held to Maturity Securities	$256,088	$8,489	$(129)	$264,448

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$150,748	$6,997	$—	$157,745
Collateralized mortgage obligations	11,682	55	(272)	11,465
Municipal bonds	22,592	878	(153)	23,317
U.S. Government Agencies	82,602	613	(358)	82,857

Total Held to Maturity Securities	$267,624	$8,543	$(783)	$275,384

A summary of securities with unrealized losses, aggregated by category, at September 30, 2010 is as follows:

	Less than 12 Months		12 Months or Longer			Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
Collateralized mortgage obligations	$8,262	$(4)	$1,530	$(33)	$9,792	$(37)
Municipal bonds	378	—	1,494	(47)	1,872	(47)
U.S. Government Agencies	6,955	(45)	—	—	6,955	(45)

Subtotal debt securities	15,595	(49)	3,024	(80)	18,619	(129)
Equity securities	55	(3)	160	(51)	215	(54)

Total temporarily impaired securities	$15,650	$(52)	$3,184	$(131)	$18,834	$(183)

At September 30, 2010, debt securities in a gross unrealized loss position consisted of 10 securities that at such date had an aggregate depreciation of 0.68% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment.
As of September 30, 2010, there were four equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment.
There were no impairment charges on equity securities, during the year ended September 30, 2010. During the year ended September 30, 2009, the Company recognized an impairment charge $449,000 on four securities.

A summary of securities with unrealized losses, aggregated by category, at September 30, 2009 is as follows:

	Less than 12 Months		12 Months or Longer			Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
Collateralized mortgage obligations	$2,264	$(49)	$6,576	$(223)	$8,840	$(272)
Municipal bonds	1,000	(3)	3,036	(150)	4,036	(153)
U.S. Government Agencies	29,637	(358)	—	—	29,637	(358)

Subtotal debt securities	32,901	(410)	9,612	(373)	42,513	(783)
Equity Securities	104	(43)	74	(49)	178	(92)

Total temporarily impaired securities	$33,005	$(453)	$9,686	$(422)	$42,691	$(875)

The following table sets forth the stated maturities of the investment and mortgage-backed securities at September 30, 2010. Money market funds and equity securities are not included in the table based on lack of maturity.

	September 30, 2010
	Amortized
(In Thousands)	Cost	Fair Value
Available for sale:
Due in one year or less	$—	$—
Due after on year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	785	809

Total	$785	$809

Held to maturity:
Due in one year or less	$16,627	$16,685
Due after on year through five years	27,709	28,448
Due after five years through ten years	56,068	57,961
Due after ten years	155,684	161,354

Total	$256,088	$264,448

There were no sales of investment or mortgage-backed securities during the year ended September 30, 2010. Proceeds for the sale of investments securities available for sale during the year ended September 30, 2009 were $83,000, result in a gross loss of $14,000 and an after tax loss of $9,000. Proceeds from the sales of mortgage-backed securities held to maturity during the year ended September 30, 2009 were $1,365,000 resulting in a gross gain of $9,000 and an after tax gain of $6,000. The Company sold securities held to maturity in accordance with provisions of FASB ACS Topic 320, “Investments-Debt and Equity Securities” allowing such securities to be sold if principal reductions on such securities were at least 85%.
Certain of the Company’s investment securities, totaling $10.3 million and $12.4 million at September 30, 2010 and 2009, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law.

4. LOANS RECEIVABLE
Loans receivable consists of the following:

	September 30,
(In Thousands)	2010	2009
Residential Mortgages	$337,888	$345,152
Construction	4,752	2,912
Lot Loans	1,986	1,141
Home Equity	90,511	92,343
Commercial Mortgages	75,450	54,341
Commercial Business Loans	4,327	4,982
Consumer Non-Real Estate	1,980	2,242

Total	516,894	503,113
Undisbursed portion of loans in process	(3,426)	(1,873)
Deferred loan fees	(871)	(755)
Allowance for loan losses	(2,504)	(2,094)

Loans Receivable — net	$510,093	$498,391

At September 30, 2010 and 2009, the Company was servicing loans for others amounting to approximately $1,762,000 and $2,550,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recognized over the life of the loan. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of approximately $7,000 and $10,000 at September 30, 2010 and 2009, respectively.
The Bank has had, and may be expected to have in the future, loan transactions in the ordinary course of business with directors, officers, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loans to related parties at September 30, 2010 and 2009, were approximately $784,000 and $803,000, respectively. Additional loans and repayments for the year ended September 30, 2010, were $25,000 and $44,000, respectively.
The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
(In Thousands)	2010	2009
Balance, beginning of year	$2,094	$1,988
Provision of loan losses	600	400
Recoveries	9	27
Charge offs	(199)	(321)

Balance, end of year	$2,504	$2,094

The provision for loan losses charged to expense is based upon past loss experiences and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Impaired loans disclosures do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At September 30, 2010 and 2009, the Company had impaired loans of $312,000 and $0, respectively, with a related allowance for loan losses of $126,000 and $0, respectively. At September 30, 2010 and 2009, the Company had non-accrual loans of $2,138,000 and $335,000, respectively. At September 30, 2010 and 2009, the Company had loans in excess of 90 days delinquent and still accruing interest in the amount of $147,000 and $1,565,000, respectively.

5. OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classifications as follows:

	September 30,
(In Thousands)	2010	2009
Land	$3,277	$1,159
Buildings	10,152	7,349
Branch office in construction	161	3,367
Furniture, fixtures and equipment	5,025	4,499
Automobiles	18	17

Total	18,633	16,391
Less accumulated depreciation	(6,475)	(5,905)

Net	$12,158	$10,486

Depreciation expense for the years ended September 30, 2010 and 2009 amounted to approximately $570,000 and $469,000, respectively.
6. DEPOSITS
Deposits are summarized as follows:

	September 30,
	2010		2009
		Weighted		Weighted
		Interest		Interest
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Non-interest bearing checking Accounts	$17,015	0.00%	$12,364	0.00%
NOW accounts	21,320	0.06	16,818	0.12
Interest bearing checking accounts	32,577	0.12	29,282	0.44
Money market deposit accounts	136,079	0.52	77,432	1.12
Passbook and club accounts	3,739	0.81	2,940	0.91
Certificate of deposit accounts	317,370	2.31	327,765	2.82

Total Deposits	$528,100	1.54%	$466,601	2.20%

At September 30, 2010, the amounts of scheduled maturities of certificate of deposit accounts were as follows:

For the year ended September 30:	2011	$158,254
	2012	57,366
	2013	35,178
	2014	51,452
	2015	15,120

Total		$317,370

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2010 and 2009 amounted to approximately $59.2 million and $60.1 million, respectively. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013 and was permanently increased to $250,000 in July 2010.

Interest expense on savings deposits is composed of the following:

	Year Ended September 30,
(In Thousands)	2010	2009
NOW, interest-bearing checking and MMDA accounts	$1,363	$961
Passbook and club accounts	42	172
Certificate accounts	7,629	9,824

Total	$9,034	$10,957

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The Company has a line of credit with the Federal Home Loan Bank of which $0 of the available $75.0 million was used at September 30, 2010 and 2009. The average balance outstanding on the line of credit for the years ended September 30, 2010 and 2009 was $1.2 million and $13.3 million, respectively. The maximum amount outstanding at any time for 2010 and 2009 was $10 million and $37.8 million, respectively. The weighted average interest rate during 2010 and 2009 was 0.71% and 0.70%.
Long-term debt consists of the following:

			Weighted
	Amount		Average Rate
	2010	2009	2010	2009
	(Dollars in Thousands)
FHLB long-term debt:
Fixed rate advances maturing:
2011	$15,923		4.37%
2012	54,440		4.50%
2013	20,022		3.64%
2014	13,729		3.33%
2015	18,356		3.83%
2016	10,000		4.71%
2017	35,000		4.57%
Maturing after 9/30/2017:	54,577		4.08%

Total FHLB long-term debt	222,047	259,046	4.20%	4.21%

Other long-term debt:
Fixed rate advances maturing:
2014	15,000		4.80%
Maturing after 9/30/2015:	25,000		4.48%

Total other long-term debt fixed	40,000	40,000	4.60%	4.60%
Adjustable long-term debt maturing:
Maturing after 9/30/2015:	10,000	10,000	5.99%	5.78%

Total other long-term debt	$50,000	$50,000	4.88%	4.84%

Total Long-term Debt	$272,047	$309,046	4.33%	4.31%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.

8. INCOME TAXES
The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2010 and 2009 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.
The expense for income taxes differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2010		2009
		Percentage		Percentage
		of Pretax		of Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income
At statutory rate	$2,365	34.0%	$2,041	34.0%
Adjustments resulting from:
Tax-exempt income	(513)	(7.4)	(585)	(9.8)
Other	96	1.4	(171)	(2.8)

Expense per consolidated statements of income	$1,948	28.0%	$1,285	21.4%

Income tax expense is summarized as follows:

	Year Ended September 30,
(In thousands)	2010	2009
Current	$1,873	$1,417
Deferred	75	(132)

Total Income Tax Expense	$1,948	$1,285

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	September 30,
(In thousands)	2010	2009
Deferred Tax Assets:
Deferred Loan Fees	$3	$20
Allowance for Loan Losses	851	712
Unrealized loss on investment securities	—	15
Non-deductible capital losses	47	89
Securities impairment	156	156
Other	69	29

Sub-Total	1,126	1,021

Deferred Tax Liabilities:
Unrealized gain on investment securities	(4)	—
Properties and equipment	(740)	(545)

Sub-Total	(744)	(545)

Total	$382	$476

9. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010
Tier 1 Capital (to assets)	$53,330	6.19%	$34,440	4.00%	$43,050	5.00%
Tier 1 Capital (to risk weighted assets)	53,330	11.35%	18,799	4.00%	28,199	6.00%
Total Capital (to risk weighted assets)	55,834	11.88%	37,599	8.00%	46,999	10.00%

At September 30, 2009
Tier 1 Capital (to assets)	$50,149	6.06%	$33,103	4.00%	$41,459	5.00%
Tier 1 Capital (to risk weighted assets)	50,149	11.26%	17,809	4.00%	26,714	6.00%
Total Capital (to risk weighted assets)	52,242	11.73%	35,618	8.00%	44,523	10.00%
The Company’s capital ratios are not significantly different than the Bank’s disclosed above.
10. RETIREMENT SAVINGS PLANS
The Company has an employee stock ownership pension plan and a qualified 401 (k) retirement savings plan covering all full-time employees meeting certain eligibility requirements. Contributions for both plans are at the discretion of the Company’s Board of Directors. Compensation expense related to the plans was $398,000 and $362,000 for the years ended September 30, 2010 and 2009, respectively.
11. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN
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
In January 2010, the stockholders approved the 2009 Stock Option Plan. This plan consists of two parts: Plan I — incentive stock options and Plan II — compensatory stock options. There are 267,122 options remaining for grant in this plan.
A summary of transactions under these plans follow:

	2010		2009
		Weighted		Weighted
		Average		Average
	Options	Price	Options	Price
Outstanding, beginning of year	404,021	$14.76	345,909	$14.97
Exercised	(14,283)	9.54	(15,250)	9.22
Canceled	(417)	13.13	(1,250)	13.12
Granted	110,989	13.29	74,612	12.59

Outstanding, end of year	500,310	$14.59	404,021	$14.76

Options exercisable, end of year	155,932	$15.09	150,816	$14.70

A summary of the exercise price ranges at September 30, 2010 is as follows:

	Exercise	Weighted	Weighted Average
Number of	Price	Average Remaining	Exercise Price
Option Shares	Range	Contractual Life	per Share
18,549	8.10-12.00	1.56	$9.79
289,678	12.01-16.00	7.76	12.88
192,083	16.01-18.00	5.08	17.63

500,310	$8.10-18.00	6.50	$14.59

At September 30, 2010 and 2009, the aggregate intrinsic value of options outstanding was $579,000 and $332,000, respectively. At September 30, 2010 and 2009, the aggregate intrinsic value of options exercisable was $181,000 and $167,000, respectively. For the years ended September 30, 2010 and 2009, the aggregate intrinsic value of options exercised was $66,000 and $70,000, respectively.
The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2010. This amount changes based on changes in the market value of the Company’s common stock.
Stock based compensation expense related to stock options for the years ended September 30, 2010 and 2009 was $167,000, or $158,000 net of tax , and $133,000, or $126,000 net of tax, respectively. As of September 30, 2010, there was approximately $237,000 of total unrecognized compensation cost related to non-vested stock options under the plans.
The Company also has established an Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions would then be used to purchase stock during an offering period determined by the Company’s Salary and Benefits Committee. The purchase price of the stock would be the lesser of 85% of the market price on the first day or the last day of the offering period. During 2010 and 2009, no shares were issued to employees, respectively. At September 30, 2010 and 2009, there were 53,583 shares available for future purchase. The Company suspended participation in the Purchase Plan in March 2005 and the plan is not currently active.

12. COMMITMENTS
At September 30, 2010, the Company had approximately $5.3 million in outstanding commitments to originate mortgage loans, of which $4.9 million were at fixed rates ranging from 3.875% to 6.50% and $384,000 were at adjustable rates at 5.00%. The unfunded line of credit commitments at September 30, 2010 were $52.9 million. The Company had $8.7 million and $1.9 million of committed commercial and consumer loans, respectively at September 30, 2010. In addition, the Company had $6.6 million of unused commercial lines of credit at September 30, 2010. The amounts of undisbursed portions of loans in process at September 30, 2010 were $2.9 million. The Company had a total of $405,000 in standby letters of credit. Also, at September 30, 2010, the Company had no outstanding futures or options positions.
The Company leases land for two of its branch offices. Minimum rental commitments for the next five years at September 30, 2010, are summarized below:

	Fiscal Year	Rental Amount
		(In Thousands)
	2011	$130
	2012	135
	2013	140
	2014	138
	2015	141

Total		$684

13. LEGAL CONTINGENCIES
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
14. RESTRICTED RETAINED EARNINGS
At the time of conversion to a stock savings bank, in 1987, the Bank established a liquidation account in an amount equal to the Bank’s net worth as reflected in the latest consolidated statement of financial condition of the Bank contained in the offering circular utilized in the conversion. The function of the liquidation account is to establish a priority on liquidation and, except with respect to the payment of cash dividends on, or the re-purchase of, any of the common stock by the Bank, the existence of the liquidation account will not operate to restrict the use or application of any of the net worth accounts of the Bank. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to receive a pro rata distribution from the liquidation account, based on such holder’s proportionate amount of the total current adjusted balances from deposit accounts then held by all eligible account holders, before any liquidation distribution may be made with respect to stockholders. The liquidation account was approximately $2,300,000 at September 30, 2010. Furthermore, the Company may not repurchase any of its stock if the effect thereof would cause the Company’s net worth to be reduced below (i) the amount required for the liquidation account or (ii) the regulatory capital requirements.
15. FAIR VALUE MEASUREMENTS AND DISCLOSURES
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and 2009 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant Other	(Level 3)
		Active Markets for	Observable	Significant
Description	Total	Identical Assets	Inputs	Unobservable Inputs
September 30, 2010

Investment securities available for sale	$20,604	$20,604	$—	$—
Mortgage-backed securities available for sale	809	—	809	—

Total	$21,413	$20,604	$809	$—

September 30, 2009

Investment securities available for sale	$6,728	$6,728	$—	$—
Mortgage-backed securities available for sale	785	—	785	—

Total	$7,513	$6,728	$—	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the year ended September 30, 2010.
For assets measured at fair value on a non recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant Other	(Level 3)
		Active Markets for	Observable	Significant
Description	September 30, 2010	Identical Assets	Inputs	Unobservable Inputs
Impaired Loans	$186	$—	$—	$186

The Company has no measured at fair value on a non-recurring basis at September 30, 2009.
The following valuation techniques were used to measure fair value of the Company’s financial instruments in the tables above.
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
Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined base upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 values, based upon the lowest level of input that is significant to the fair value measurements. The fair value cost of the loan balance of $312,000 less their specific valuation allowances of $126,000.
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
Off-Balance Sheet financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of or edit based on fees currently charged in the market to enter into similar agreements, taking into account, the remain terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet finer instruments are not considered material as of September 30, 2010.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of all the Company’s financial instruments as of September 30, 2010 and 2009 are as follows:

	September 30,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$20,190	$20,190	$9,442	$9,442
Securities held to maturity	256,088	264,448	267,624	275,384
Securities available-for-sale	21,413	21,413	7,513	7,513
Loans receivable — net	510,093	530,294	498,391	512,512
Federal Home Loan Bank stock	16,096	16,096	16,096	16,096
Accrued interest receivable	3,210	3,210	3,719	3,719

Liabilities:
Checking, passbook, club and NOW deposit accounts	74,651	74,651	61,404	61,404
Money Market deposit accounts	136,079	136,079	77,432	77,432
Certificate of deposit accounts	317,370	325,881	327,765	332,733
Borrowings	272,047	291,857	309,046	331,330
Accrued interest payable	1,407	1,407	1,606	1,606

Off balance sheet financial instruments	—	—	—	—

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

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial statements of Harleysville Savings Financial Corporation are as follows:

(In Thousands)	September 30,
Condensed Statements of Financial Condition	2010	2009
Assets
Cash	$62	$31
Investment in subsidiary	53,714	50,589

Total Assets	$53,776	$50,620

Liabilities & Stockholders’ Equity
Other liabilities	$425	$481
Stockholders’ equity	53,351	50,139

Total Liabilities & Stockholders’ Equity	$53,776	$50,620

	For the Year Ended September 30,
Condensed Statements of Income:	2010	2009
Equity in income of subsidiary	$5,513	$5,169
Other expense	505	453

Net income	$5,008	$4,716

	For the Year Ended September 30,
Condensed Statements of Cash Flows	2010	2009
Net income	$5,008	$4,716
(Decrease) increase in other liabilities	16	(14)
Income of Harleysville Savings Bank	(5,513)	(5,169)

Net cash used by operating activities	(489)	(467)

Investing activities:
Dividends received from subsidiary	2,519	2,382

Net cash provided by investing activities	2,519	2,382

Financing activities:
Acquisition of treasury stock	(78)	(144)
Issuance of treasury stock	285	260
Dividends paid	(2,206)	(2,047)

Net cash used in financing activities	(1,999)	(1,931)

Net increase (decrease) in cash and cash equivalents	31	(16)

Cash and cash equivalents at the beginning of the period	31	47

Cash and cash equivalents at the end of the period	$62	$31

17. Quarterly Financial Data (Unaudited)
Unaudited quarterly financial data for the years ended September 30, 2010 and 2009 is as follows: (in thousands, except per share data)

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
(In Thousands)	QTR	QTR	QTR	QTR	QTR	QTR	QTR	QTR
Interest Income	$10,256	$9,944	$9,951	$9,867	$10,726	$10,504	$9,973	$10,140
Interest Expense	5,869	5,425	5,290	5,163	6,541	6,147	6,128	6,070

Net Interest Income	4,387	4,519	4,661	4,704	4,185	4,357	3,845	4,070
Provision for loan losses	150	150	150	150	100	100	90	110

Net interest income after provision for loan losses	4,237	4,369	4,511	4,554	4,085	4,257	3,755	3,960
Impairment of equity securities	—	—	—	—	—	449	—	—
Realize net gains(losses) on securities	—	—	—	—	—	9	—	(14)
Other Income	502	458	508	519	471	463	460	531

Other expense	3,070	3,230	3,205	3,197	2,754	2,819	3,113	2,840

Income before income taxes	1,669	1,597	1,814	1,876	1,802	1,461	1,102	1,637
Income tax expense	455	437	500	556	426	258	246	355

Net income	$1,214	$1,160	$1,314	$1,320	$1,376	$1,203	$856	$1,282

Per Common Share:

Earnings per share — basic	$0.33	$0.32	$0.36	$0.36	$0.38	$0.33	$0.24	$0.35
Earnings per share — diluted	$0.33	$0.32	$0.36	$0.35	$0.38	$0.33	$0.24	$0.35
Earnings per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm — Change in Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the year ended September 30, 2010 to be held in January 2011 (the “Proxy Statement”).
Item 9A. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2010. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm under rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

/s/ Ronald B. Geib	/s/ Brendan J. McGill

President and Chief Executive Officer	Executive Vice President,
Chief Operating and Financial Officer
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
Item 11. Executive Compensation.
     The information required herein is incorporated by reference from the information contained in the section captioned “Management Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.
     The following table sets forth certain information for all equity compensation plans of the Company and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2010.
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders	267,122	$14.59	500,310

Equity compensation plans not approved by security holders	—	—	—

Total	267,122	$14.59	500,310

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
Consolidated Statements of Financial Condition as of September 30, 2010 and 2009
Consolidated Statements of Income for the Years Ended September 30, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009
Notes to Consolidated Financial Statements
     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
     (3) Exhibits
     The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amended and Restated Bylaws	(1)

4.0	Common Stock Certificate	(2)

10.1	1995 Stock Option Plan*	(3)

10.2	Amended and Restated 2000 Stock Option Plan*	(4)

10.3	Amended and Restated 2005 Stock Option Plan*	(4)

10.4	2009 Stock Incentive Plan*	(5)

10.5	Profit Sharing Incentive Plan*	(3)

10.6	Amended and Restated Employment Agreement among the Company, the Bank and Ronald B. Geib*	(4)

10.7	Form of Change in Control Agreement among Harleysville Savings Financial Corporation, Harleysville Savings Bank and each of Brendan J. McGill, Stephen J. Kopenhaver, Adrian D. Gordon and Sheri Strouse*	(6)

22.0	Subsidiaries of the Registrant — Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—

23.1	Consent of ParenteBeard LLC	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 17, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2000.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, filed with the SEC on December 23, 2003.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2008.

(5)	Incorporated by reference to the Company’s definitive proxy statement filed with the SEC on December 18, 2009.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
December 17, 2010	By:	/s/ Ronald B. Geib
Ronald B. Geib
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Edward J. Molnar Edward J. Molnar	Chairman of the Board	December 17, 2010

/s/ Ronald B. Geib Ronald B. Geib	President and Chief Executive Officer (principal executive officer)	December 17, 2010

/s/ Brendan J. McGill Brendan J. McGill	Executive Vice President, Chief Operating and Financial Officer (principal financial and principal accounting officer)	December 17, 2010

/s/ Sanford L. Alderfer Sanford L. Alderfer	Director	December 17, 2010

/s/ Mark R. Cummins Mark R. Cummins	Director	December 17, 2010

/s/ Thomas D. Clemens Thomas D. Clemens	Director	December 17, 2010

Name	Title	Date

/s/ Charlotte A. Hunsberger Charlotte A. Hunsberger	Director	December 17, 2010

/s/ George W. Meschter George W. Meschter	Director	December 17, 2010

/s/ James L. Rittenhouse James L. Rittenhouse	Director	December 17, 2010