Form 10-Q
period 2010-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2011-02-14
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Common Stock, $.01 Par Value, 3,719,907 shares outstanding as of February 11, 2011

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	December 31,	September 30,
(In thousands, except share data)	2010	2010

Assets
Cash and amounts due from depository institutions	$4,080	$4,052
Interest bearing deposits	21,382	16,138

Total cash and cash equivalents	25,462	20,190

Investments and mortgage-backed securities:
Available for sale (amortized cost — December 31, $3,241; September 30, $21,401)	3,358	21,413
Held to maturity (fair value — December 31, $278,922; September 30, $264,448)	274,642	256,088
Loans receivable (net of allowance for loan losses — December 31, $2,639; September 30, $2,504)	504,787	510,093
Accrued interest receivable	3,029	3,210
Federal Home Loan Bank stock — at cost	15,291	16,096
Foreclosed real estate	261	186
Office properties and equipment, net	12,152	12,158
Prepaid expenses and other assets	17,699	17,706

TOTAL ASSETS	$856,681	$857,140

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$531,647	$528,100
Long-term debt	265,347	272,047
Accrued interest payable	1,380	1,407
Advances from borrowers for taxes and insurance	3,349	1,247
Accounts payable and accrued expenses	754	988

Total liabilities	802,477	803,789

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding December 31, 2010 3,704,940 shares September 30, 2010 3,687,409 shares	39	39
Additional paid-in capital	8,154	8,126
Treasury stock, at cost (December 31, 2010, 216,237 shares; September 30, 2010, 233,768 shares)	(3,143)	(3,383)
Retained earnings — partially restricted	49,077	48,562
Accumulated other comprehensive income	77	7

Total stockholders’ equity	54,204	53,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$856,681	$857,140

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended
	December 30,
(In thousands, except per share data)	2010	2009

Interest Income:
Interest on mortgage loans	$4,804	$5,084
Interest on commercial loans	1,236	938
Interest on mortgage-backed securities	1,405	1,905
Interest on consumer and other loans	1,052	1,137
Interest on other taxable investments	731	909
Interest on tax-exempt investments	201	282
Dividends on investment securities	1	1

Total interest income	9,430	10,256

Interest Expense:
Interest on deposits	2,018	2,535
Interest on borrowings	2,957	3,334

Total interest expense	4,975	5,869

Net Interest Income	4,455	4,387
Provision for loan losses	150	150

Net Interest Income after Provision for Loan Losses	4,305	4,237

Other Income:
Customer service fees	138	161
Income on bank-owned life insurance	123	122
Other income	240	219

Total other income	501	502

Other Expenses:
Salaries and employee benefits	1,729	1,669
Occupancy and equipment	346	294
Deposit insurance premiums	226	227
Data processing	167	152
Other	693	728

Total other expenses	3,161	3,070

Income before Income Taxes	1,645	1,669

Income tax expense	429	455

Net Income	$1,216	$1,214

Basic Earnings Per Share	$0.33	$0.33

Diluted Earnings Per Share	$0.33	$0.33

Dividends Per Share	$0.19	$0.19

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	December 31,
(In thousands)	2010		2009
Net Income	$1,216		$1,214

Other Comprehensive Income

Unrealized (loss) gain on securities available for sale, net of tax (benefit) expense 2010, $35; 2009, $1 and reclassifications	70	(1)	1	(1)

Total Comprehensive Income	$1,286		$1,215

	2010		2009
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized (loss) gain arising during the three months ended	$105		$2
Reclassification adjustment for net losses (gains) included in net income	—		—

	105		2
Tax benefit (expense)	(35)		(1)

Net unrealized (loss) gain on securities available for sale	$70		$1

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351

Net income				1,216			1,216
Dividends — $.19 per share				(701)			(701)
Stock option compensation			47				47
Treasury stock delivered under reinvestment plan	9,913		13			136	149
Employee options exercised	7,618		(32)			104	72
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					70		70

Balance at December 31, 2010	3,704,940	$39	$8,154	$49,077	$77	$(3,143)	$54,204

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				1,214			1,214
Dividends — $.19 per share				(689)			(689)
Stock option compensation			35				35
Treasury stock delivered under reinvestment plan	10,509		(5)			144	139
Employee options exercised	7,083		(33)			97	64
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					2		2

Balance at December 31, 2009	3,645,288	$39	$7,999	$46,854	$(27)	$(3,961)	$50,904

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended December 31,
(In thousands)	2010	2009
Operating Activities:
Net Income	$1,216	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	153	124
Provision for loan losses	150	150
Loss on sale of foreclosed real estate	—	159
Amortization of deferred loan fees	73	17
Net (accretion) amortization of premiums and discounts	(27)	32
Increase in cash surrender value of bank owned life insurance	(123)	(122)
Compensation charge on stock options	47	35
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(234)	(626)
Decrease (increase) in prepaid expenses and other assets	130	(2,398)
Increase (decrease) in accrued interest receivable	181	(22)
Decrease in accrued interest payable	(27)	(48)

Net cash provided by (used in) operating activities	1,539	(1,485)

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(8,958)	(1,571)
Purchase of investment securities held to maturity	(34,000)	(19,000)
Purchase of investment securities available-for-sale	(17,220)	(17,838)
Redemption of FHLB stock	805	—
Proceeds from the sale of investment securities available-for-sale	35,345	16,389
Proceeds from maturities of investment securities held to maturity	11,000	17,075
Proceeds from sale of foreclosed real estate	—	588
Principal collected on mortgage-backed securities held to maturity	13,431	10,432
Principal collected on loans receivable	34,477	29,361
Loans originated or acquired	(29,469)	(34,858)
Purchases of premises and equipment	(147)	(961)

Net cash provided by (used in) investing activities	5,264	(383)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	4,367	21,790
Net decrease in certificates of deposit	(820)	(2,050)
Cash dividends	(552)	(549)
Repayment of long-term debt	(6,700)	(11,905)
Treasury stock delivered under employee stock plans	72	64
Net increase in advances from borrowers for taxes and insurance	2,102	1,961

Net cash (used in) provided by financing activities	(1,531)	9,311

INCREASE IN CASH AND CASH EQUIVALENTS	5,272	7,443

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,190	9,442

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,462	$16,885

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$5,002	$5,917
Income taxes	490	450
Non — cash transfer of loans to real estate owned	75	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2011 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2010.
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

page -6-

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

page -7-

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
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have an impact on our financial position or results of operations.
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
ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this new guidance did not have an impact on our financial position and results of operations.
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

page -8-

The amendments in this update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company has provided the required credit quality disclosures as of the end of this reporting period December 31, 2010.
ASU 2011 — 01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial statement disclosures.

page -9-

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of December 31, 2010 and September 30, 2010 are as follows:
Available for sale securities:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Losses	Value

Equity securities	$355	$82	$(18)	$419
Collateralized mortgage obligations	785	53	—	838
U.S. Government money market funds	2,101	—	—	2,101

Total Available for Sale Securities	$3,241	$135	$(18)	$3,358

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Losses	Value

Equity securities	$355	$42	$(54)	$343
Collateralized mortgage obligations	785	24	—	809
U.S. Government money market funds	20,261	—	—	20,261

Total Available for Sale Securities	$21,401	$66	$(54)	$21,413

Held to maturity securities:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Losses	Value

Mortgage-backed securities- U.S. Government Sponsored Enterpirses (GSE’S)	$99,763	$6,076	$—	$105,839
Collateralized mortgage obligations	26,587	210	(95)	26,702
Municipal Bonds	16,486	455	(187)	16,754
U.S. Government Agencies	131,806	326	(2,505)	129,627

Total Investment and Mortgage-backed Securities	$274,642	$7,067	$(2,787)	$278,922

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gain	Losses	Value

Mortgage-backed securities- U.S. Government Sponsored Enterpirses (GSE’S)	$110,732	$6,755	$—	$117,487
Collateralized mortgage obligations	20,087	193	(37)	20,243
Municipal Bonds	16,462	773	(47)	17,188
U.S. Government Agencies	108,807	768	(45)	109,530

Total Investment and Mortgage-backed Securities	$256,088	$8,489	$(129)	$264,448

page -10-

A summary of securities with unrealized losses, aggregated by category, at December 31, 2010 is as follows:

	Less than 12 months		12 months of longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$5,873	$(76)	$1,421	$(19)	$7,294	$(95)
Municipal bonds	1,807	(49)	1,400	(138)	3,207	(187)
U.S. Government Agencies	83,881	(2,505)	—	—	83,881	(2,505)

Subtotal, debt securities	91,561	(2,630)	2,821	(157)	94,382	(2,787)
Equity securities	—	—	193	(18)	193	(18)

Total temporarily impaired securities	$91,561	$(2,630)	$3,014	$(175)	$94,575	$(2,805)

At December 31, 2010, debt securities in a gross unrealized loss position consisted of 37 securities that at such date had an aggregate depreciation of 2.87% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment.
As of December 31, 2010, there were two equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss of December 31, 2010 represents an other-than-temporary impairment.
A summary of securities with unrealized losses, aggregated by category, at September 30, 2010 is as follows:

	Less than 12 months		12 months of longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$8,262	$(4)	$1,530	$(33)	$9,792	$(37)
Municipal bonds	378	—	1,494	(47)	1,872	(47)
U.S. Government Agencies	6,955	(45)	—	—	6,955	(45)

Subtotal, debt securities	15,595	(49)	3,024	(80)	18,619	(129)
Equity securities	55	(3)	160	(51)	215	(54)

Total temporarily impaired securities	$15,650	$(52)	$3,184	$(131)	$18,834	$(183)

The following table sets forth the stated maturities of the investment and mortgage-backed securities at December 31, 2010. Money market funds and equity securities are not included in the table based on lack of maturity.

	December 31, 2010
	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	785	838

Total	$785	$838

Held to maturity:
Due in one year or less	$17,101	$17,158
Due after one year through five years	22,196	22,795
Due after five years through ten years	48,657	50,143
Due after ten years	186,688	188,826

Total	$274,642	$278,922

Certain of the Company’s investment securities, totaling $9.6 million and $10.3 at December 31, 2010 and September 30, 2010, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law.

page -11-

3. LOANS RECEIVABLE
Loans receivable consist of the following:

	(In thousands)
	December 31, 2010	September 30, 2010
Residential Mortgages	$330,840	$337,888
Construction	5,420	4,752
Lot Loans	2,058	1,986
Home Equity	88,927	90,511
Commercial Mortgages	78,622	75,450
Commercial Business Loans	6,598	4,327
Consumer Non-Real Estate	1,200	1,980

Total	513,665	516,894
Undisbursed portion of loans in process	(5,321)	(3,426)
Deferred loan fees	(918)	(871)
Allowance for loan losses	(2,639)	(2,504)

Loans Receivable — net	$504,787	$510,093

The total amount of loans being serviced for the benefit of others was approximately $1,747,000 and $1,762,000 at December 31, 2010 and September 30, 2010, respectively.
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$328,225	$—	$1,974	$641	$330,840
Construction	5,420	—	—	—	5,420
Lot Loans	2,058	—	—	—	2,058
Home Equity	88,759	—	103	65	88,927
Commercial Mortgages	76,096	2,214	—	312	78,622
Commercial Business Loans	6,498	100	—	—	6,598
Consumer Non-Real Estate	1,194	—	—	6	1,200

Total	$508,250	$2,314	$2,077	$1,024	$513,665

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

	Recorded	Unpaid Principal		Average Recorded	Interest Income
	Investment	Balance	Related Allowance	Investment	Recognized
With no related allowance recorded:
Residential Mortgages	$1,047	$1,047	$—	$1,050	$10
Construction	—	—	—	—	—
Lot Loans	—	—	—	—	—
Home Equity	65	65	—	65	—
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

With an allowance recorded:
Residential Mortgages	$1,568	$1,568	$(269)	$1,568	$2
Construction	—	—	—	—	—
Lot Loans	—	—	—	—	—
Home Equity	103	103	(103)	104	—
Commercial Mortgages	312	312	(127)	312	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	6	6	(6)	6	—

Total:
Residential Mortgages	$2,615	$2,615	$(269)	$2,618	$12
Construction	$—	$—	$—	$—	$—
Lot Loans	$—	$—	$—	$—	$—
Home Equity	$168	$168	$(103)	$169	$—
Commercial Mortgages	$312	$312	$(127)	$312	$—
Commercial Business Loans	$—	$—	$—	$—	$—
Consumer Non-Real Estate	$6	$6	$(6)	$6	$—

page -12-

The loans receivable portfolio is segmented into consumer and commercial loans. Consumer loans consist of the following classes: residential mortgage loans, construction loans, home equity loans and other consumer loans. Commercial loans consist of the following classes: commercial mortgages and commercial business loans. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.
The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.
Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company’s policy to establish specific reserves for losses on delinquent consumer loans and commercial loans when it determines that losses are probable.

page -13-

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial mortgage and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.
For residential mortgage loans, home equity loans and commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.
For commercial business loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.
The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loan not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

page -14-

The performance and credit quality of the loan porfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

						Loans
						Receivable >
	30-89 Days	Greater than			Total Loans	90 Days and
	Past Due	90 Days	Total Past Due	Current	Receivables	Accruing
Residential Mortgages	$2,691	$2,447	$5,138	$325,702	$330,840	$380
Construction	—	—	—	5,420	5,420	—
Lot Loans	—	—	—	2,058	2,058	—
Home Equity	57	12	69	88,858	88,927	12
Commercial Mortgages	—	312	312	78,310	78,622	—
Commercial Business Loans	—	—	—	6,598	6,598	—
Consumer Non-Real Estate	31	6	37	1,163	1,200	—

Total	$2,779	$2,777	$5,556	$508,109	$513,665	$392

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2010:

2010
Residential Mortgages	$2,392
Construction	—
Lot Loans	—
Home Equity	—
Commercial Mortgages	312
Commercial Business Loans	—
Consumer Non-Real Estate	6

Total	$2,710

4. Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. During 2010, the FHLB allowed certain redemptions.
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
Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2010.
5. DEPOSITS
Deposits are summarized as follows:

	(In thousands)
	December 31, 2010	September 30, 2010
Non-interest bearing checking accounts	$17,859	$17,015
NOW accounts	27,411	21,320
Interest bearing checking accounts	35,156	32,577
Money market demand accounts	130,899	136,079
Passbook and club accounts	3,772	3,739
Certificate of deposit accounts	316,550	317,370

Total deposits	$531,647	$528,100

The aggregate amount of certificate accounts in denominations of more than $100,000 at December 31, 2010 and September 30, 2010 amounted to approximately $60.8 million and $59.2 million, respectively.
6. COMMITMENTS
At December 31, 2010, the following commitments were outstanding:

(In thousands)
Letters of credit	$336
Commitments to originate loans	12,800
Unused portion of home equity lines of credits	52,377
Unused portion of commercial lines of credits	7,597
Undisbursed portion of construction loans in process	2,950

Total	$76,060

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2010 for guarantees under standby letters of credit issued is not material.

page -15-

7. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended
	December 31,
	2010	2009
Basic	3,693,373	3,633,347
Diluted	3,731,203	3,646,284
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options. There were 248,553 stock options that were anti-dilutive for the three months ended December 31, 2010, respectively. There were 253,595 stock options that were anti-dilutive for the three month periods ended December 31, 2009, respectively.
8. LONG-TERM DEBT
Advances consists of the following:

	December 31,		September 30,
	2010		2010
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$21,007	4.30%	$15,923	4.37%
13 to 24 months	43,772	4.57%	54,440	4.50%
25 to 36 months	38,968	3.92%	35,022	4.03%
37 to 48 months	23,941	4.31%	28,729	4.10%
49 to 60 months	18,183	3.83%	18,356	3.83%
61 to 72 months	10,000	4.71%	10,000	4.71%
73 to 84 months	50,000	4.43%	45,000	4.52%
85 to 120 months	59,476	4.44%	64,577	4.38%

Total	$265,347	4.33%	$272,047	4.33%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at December 31, 2010 and September 30, 2010, respectively. Included in the table above at December 31, 2010 and September 30, 2010 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $418.0 million of which $215.3 was used as of December 31, 2010. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
9. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Companies consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined).
Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s ratios disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2010
Tier 1 Capital (to assets)	$54,089	6.33%	$34,201	4.00%	$42,751	5.00%
Tier 1 Capital (to risk weighted assets)	54,089	11.58%	18,678	4.00%	28,017	6.00%
Total Capital (to risk weighted assets)	56,757	12.15%	37,356	8.00%	46,695	10.00%

As of September 30, 2010
Tier 1 Capital (to assets)	$53,330	6.19%	$34,440	4.00%	$43,050	5.00%
Tier 1 Capital (to risk weighted assets)	53,330	11.35%	18,799	4.00%	28,199	6.00%
Total Capital (to risk weighted assets)	55,834	11.88%	37,599	8.00%	46,999	10.00%

page -16-

10. FAIR VALUES MEASUREMENTS AND DISCLOSURES
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and September 30, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
Investment securities available for sale	$2,520	$2,520	$—	$—
Mortgage-backed securities available for sale	838	—	838	—

	$3,358	$2,520	$838	$—

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
Investment securities available for sale	$20,604	$20,604	$—	$—
Mortgage-backed securities available for sale	809	—	809	—

	$21,413	$20,604	$809	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the quarter ended December 31, 2010.
For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and September 30, 2010 are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,484	$—	$—	$1,484

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$186	$—	$—	$186

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

page -17-

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
Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and lettersof credit) are based on fees currenctly charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparies’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2010 and September 30, 2010.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of financial instruments as of December 31, 2010 and September 30, 2010 are as follows.

	December 31,		September 30,
	2010		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$25,462	$25,462	$20,190	$20,190
Securitys held to maturity	274,642	278,922	256,088	264,448
Securities available-for-sale	3,358	3,358	21,413	21,413
Loans receivable — net	504,787	516,755	510,093	530,294
Federal Home Loan Bank Stock	15,291	15,291	16,096	16,096
Accrued interest receivable	3,029	3,029	3,210	3,210

Liabilities:
Checking, Passbook, Club and NOW accounts	84,198	84,198	74,651	74,651
Money Market Demand accounts	130,899	130,899	136,079	136,079
Certificate of deposit accounts	316,550	326,216	317,370	325,881
Borrowings	265,347	286,817	272,047	291,857
Accrued interest payable	1,380	1,380	1,407	1,407

Off balance sheet financial instruments	—	—	—	—
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

page -18-

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

page -19-

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
Changes in Financial Position for the Three-Month Period Ended December 31, 2010
Total assets at December 31, 2010 were $856.7 million, a decrease of $459,000 for the three-month period then ended. The decrease was primarily due to a decrease in loans receivable of approximately $5.3 million, which was partially offset by an increase in cash and investments of approximately $5.7 million.
Total deposits increased by $3.5 million to $531.6 million. Advances from borrowers for taxes and insurance also increased by $2.1 million due to the timing of property tax payments. The increase was primarily offset by a decrease in borrowings of $6.7 million due to normal repayments for the period.
Comparisons of Results of Operations for the Three Month Ended December 31, 2010 with the Three Month Period Ended December 31, 2009
Net Interest Income
Net interest income was $4.5 million for the three-month period ended December 31, 2010 compared to $4.4 million for the comparable period in 2009. The increase in the net interest income for the three-month period ended December 31, 2010 when compared to the same period in 2009 can be attributed to the increase in interest rate spread from 2.09% in 2009 to 2.13% in 2010, and the difference between the average interest earning assets in relation to the average interest earning liabilities in comparable periods. Net income remained $1.2 million for the three-month period ended December 31, 2010 compared to the comparable period in 2009.
Non-Interest Income
Non-interest income slightly decreased to $501,000 for the three-month period ended December 31, 2010 from $502,000 for the comparable period in 2009. The decrease in the three period is primarily due to a reduction in income on non-deposit products.
Non-Interest Expenses
For the three-month period ended December 31, 2010, non-interest expenses increased by $91,000 or 3.0% to $3.2 million compared to $3.1 million for the same period in 2009. These increased costs are primarily due to the increase in salary and employee benefits, occupancy and equipment expense and loan collection expense. Management believes that these are reasonable increases in the cost of operations after considering the impact of additional expenses related to the Company’s commercial loan department, business banking and opening a new branch. FDIC insurance expense remained relatively flat, $226,000 for the three-month period ended December 31, 2010 compared to $227,000 for the same period in 2009. The annualized ratio of non-interest expenses to average assets for the three month periods ended December 31, 2010 and 2009 were 1.48% and 1.47%, respectively.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of December 31, 2009. The Bank’s special assessment totaling $460,000 was collected on September 30, 2010. Instead of imposing additional special assessments, the FDIC required all banks to prepay their estimated risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The Bank pre-paid $3,100,000 which is included in other assets and will be amortized over 36 months.

page -20-

Income Taxes
The Company made provisions for income taxes of $429,000 for the three-month period ended December 31, 2010, compared to $455,000 for the comparable periods in 2009. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
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
As of December 31, 2010, the Company had $76.1 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $418.0 million at December 31, 2010 of which $215.3 was outstanding at December 31, 2010.
The Bank’s net income for the three months ended December 31, 2010 is $1.2 million which is the same as the comparable period in 2009. The Bank’s stockholder’s equity to $54.2 million or 6.33% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.
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

page -21-

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2010, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

	1 Year	1 to 3	3 to 5	Over 5
(In thousands)	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$47,925	$55,788	$44,651	$184,534	$332,898
Commercial loans	36,241	9,309	25,279	14,391	85,220
Mortgage-backed securities	53,209	37,728	18,488	17,763	127,188
Consumer and other loans	67,205	12,575	5,700	10,067	95,547
Investment securities and other investments	71,374	32,971	28,405	54,735	187,485

Total interest-earning assets	275,954	148,371	122,523	281,490	828,338

Interest-bearing liabilities:
Passbook and Club accounts	—	—	—	3,772	3,772
NOW and checking accounts	—	—	—	62,567	62,567
Consumer Money Market Deposit accounts	51,569	—	—	58,296	109,865
Business Money Market Deposit accounts	15,775	—	—	5,259	21,034
Certificate accounts	171,671	86,985	57,894	—	316,550
Borrowed money	26,671	84,218	37,235	117,223	265,347

Total interest-bearing liabilities	265,686	171,203	95,129	247,117	779,135

Repricing GAP during the period	$10,268	$(22,832)	$27,394	$34,373	$49,203

Cumulative GAP	$10,268	$(12,564)	$14,830	$49,203

Ratio of GAP during the period to total assets	1.20%	-2.67%	3.20%	4.01%

Ratio of cumulative GAP to total assets	1.20%	-1.47%	1,73%	5.74%

page -22-

Item 4.	Controls and Procedures
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

page -23-

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

page -24-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: February 11, 2011	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: February 11, 2011	By:	/s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President Chief Operating and Financial Officer

page -25-