Form 10-Q
period 2011-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2011-05-13
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Common Stock, $.01 Par Value, 3,731,991 shares outstanding as of May 13, 2011.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	March 31,	September 30,
(In thousands, except share data)	2011	2010

Assets
Cash and amounts due from depository institutions	$4,476	$4,052
Interest bearing deposits	19,484	16,138

Total cash and cash equivalents	23,960	20,190

Investments and mortgage-backed securities:
Available for sale (amortized cost — March 31, $10,774; September 30, $21,401)	10,860	21,413
Held to maturity (fair value — March 31, $275,116; September 30, $264,448)	271,744	256,088
Loans receivable (net of allowance for loan losses —
March 31, $2,795; September 30, $2,504)	501,180	510,093
Accrued interest receivable	3,167	3,210
Federal Home Loan Bank stock — at cost	14,526	16,096
Foreclosed real estate	372	186
Office properties and equipment, net	12,070	12,158
Prepaid expenses and other assets	18,599	17,706

TOTAL ASSETS	$856,478	$857,140

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$531,272	$528,100
Long-term debt	263,632	272,047
Accrued interest payable	1,333	1,407
Advances from borrowers for taxes and insurance	4,450	1,247
Accounts payable and accrued expenses	782	988

Total liabilities	801,469	803,789

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding March 31, 2011 3,731,574 shares September 30, 2010 3,687,409 shares	39	39
Additional paid-in capital	8,224	8,126
Treasury stock, at cost (March 31, 2011, 189,603 shares; September 30, 2010, 233,768 shares)	(2,777)	(3,383)
Retained earnings — partially restricted	49,466	48,562
Accumulated other comprehensive income	57	7

Total stockholders’ equity	55,009	53,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$856,478	$857,140

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest on mortgage loans	$4,688	$4,992	$9,491	$10,076
Interest on commercial loans	1,246	976	2,482	1,915
Interest on mortgage-backed securities	1,329	1,772	2,734	3,677
Interest on consumer and other loans	1,008	1,090	2,060	2,227
Interest on other taxable investments	803	851	1,534	1,760
Interest on tax-exempt investments	216	262	419	543
Dividends on investment securities	1	1	2	2

Total interest income	9,291	9,944	18,722	20,200

Interest Expense:
Interest on deposits	1,895	2,273	3,912	4,808
Interest on borrowings	2,869	3,152	5,827	6,486

Total interest expense	4,764	5,425	9,739	11,294

Net Interest Income	4,527	4,519	8,983	8,906
Provision for loan losses	175	150	325	300

Net Interest Income after Provision for Loan Losses	4,352	4,369	8,658	8,606

Other Income:
Customer service fees	127	152	264	313
Income on bank-owned life insurance	121	121	244	243
Other income	184	185	425	404

Total other income	432	458	933	960

Other Expenses:
Salaries and employee benefits	1,895	1,762	3,624	3,431
Occupancy and equipment	368	336	714	629
Deposit insurance premiums	263	226	489	453
Data processing	163	169	330	322
Other	651	737	1,345	1,465

Total other expenses	3,340	3,230	6,502	6,300

Income before Income Taxes	1,444	1,597	3,089	3,266

Income tax expense	350	437	779	892

Net Income	$1,094	$1,160	$2,310	$2,374

Basic Earnings Per Share	$0.29	$0.32	$0.62	$0.65

Diluted Earnings Per Share	$0.29	$0.32	$0.62	$0.65

Dividends Per Share	$0.19	$0.19	$0.38	$0.38

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2011		2010
Net Income	$1,094		$1,160

Other Comprehensive Income

Unrealized (loss) gain on securities available for sale, net of tax (benefit) expense 2011, ($10); 2010, $28 and reclassifications	(20	)(1)	56	(1)

Total Comprehensive Income	$1,074		$1,216

	2011	2010
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized (loss) gain arising during the three months ended	$(30)	$84
Reclassification adjustment for net losses (gains) included in net income	—	—

	(30)	84
Tax benefit (expense)	10	(28)

Net unrealized (loss) gain on securities available for sale	$(20)	$56

	Six Months Ended
	March 31,
(In thousands)	2011		2010

Net Income	$2,310		$2,374

Other Comprehensive Income

Unrealized (loss) gain on securities available for sale, net of tax (benefit) expense 2011, $25; 2010, $29 and reclassifications	(50	)(1)	57	(1)

Total Comprehensive Income	$2,260		$2,431

	2011	2010
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain arising during the three months ended	$75	$86
Reclassification adjustment for net losses (gains) included in net income	—	—

	75	86
Tax expense	(25)	(29)

Net unrealized gain on securities available for sale	$50	$57

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351

Net income				2,310			2,310
Dividends — $.38 per share				(1,406)			(1,406)
Stock option compensation			103				103
Treasury stock delivered under ESOP	10,000		10			137	147
Treasury stock delivered under reinvestment plan	20,380		26			280	306
Employee options exercised	13,785		(41)			189	148
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					50		50

Balance at March 31, 2011	3,731,574	$39	$8,224	$49,466	$57	$(2,777)	$55,009

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				2,374			2,374
Dividends — $.38 per share				(1,382)			(1,382)
Stock option compensation			81				81
Treasury stock purchase	(5,659)					(77)	(77)
Treasury stock delivered under ESOP	10,000					137	137
Treasury stock delivered under reinvestment plan	20,939		(6)			286	280
Employee options exercised	7,916		(38)			109	71
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					57		57

Balance at March 31, 2010	3,660,892	$39	$8,039	$47,321	$28	$(3,747)	$51,680

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
(In thousands)	2011	2010
Operating Activities:
Net Income	$2,310	$2,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	309	259
Provision for loan losses	325	300
Loss on sale of foreclosed real estate	—	159
Amortization of deferred loan fees	126	58
Net (accretion) amortization of premiums and discounts	(86)	65
Increase in cash surrender value of bank owned life insurance	(244)	(243)
Compensation charge on stock options	103	81
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(206)	(489)
Increase in prepaid expenses and other assets	(649)	(3,277)
Decrease in accrued interest receivable	43	108
Decrease in accrued interest payable	(74)	(149)

Net cash provided by (used in) operating activities	1,957	(754)

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(36,930)	(1,571)
Purchase of investment securities held to maturity	(39,228)	(50,953)
Purchase of investment securities available-for-sale	(33,114)	(30,900)
Net redemption FHLB stock	1,570	—
Proceeds from the redemption of investment securities available-for-sale	43,717	33,780
Proceeds from maturities of investment securities held to maturity	36,665	40,429
Proceeds from sale of foreclosed real estate	—	588
Principal collected on mortgage-backed securities held to maturity	23,923	22,125
Principal collected on long term loans	60,948	55,161
Long term loans originated or acquired	(52,672)	(68,623)
Purchases of premises and equipment	(221)	(1,894)

Net cash provided by (used in) investing activities	4,658	(1,858)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	9,196	44,219
Net decrease in certificates of deposit	(6,024)	(19,246)
Cash dividends	(1,090)	(1,102)
Repayment of long-term debt	(8,415)	(18,648)
Acquisition of treasury stock	—	(77)
Treasury stock delivered under employee stock plans	285	208
Net increase in advances from borrowers for taxes and insurance	3,203	3,039

Net cash (used in) provided by financing activities	(2,845)	8,393

INCREASE IN CASH AND CASH EQUIVALENTS	3,770	5,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,190	9,442

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,960	$15,223

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$9,813	$11,444
Income taxes	1,020	925
Foreclosed real estate acquired in settlement of loans	186	—

Securities purchased and not settled	$—	$2,800
See notes to consolidated financial statements.

page -5-

Harleysville Savings Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation -The unaudited consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its subsidiary. Harleysville Savings Bank (the “Bank”) is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC that allows the Company to offer non deposit products and HARL LLC that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2011 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2010.
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

page -7-

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
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company has provided the required credit quality disclosures as of the end of the reporting periods December 31, 2010 and March 31, 2011 and disclosures about the activity for the three months ended March 31, 2011.
ASU 2011 — 01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay was intended to allow FASB time to complete its deliberations on what constitutes a troubled debt restructuring. FASB issued this new standard as discussed in the following paragraph. The effective date of the new disclosures about troubled debt restructurings for public entities is coordinated with the adoption of this new standard.
In April 2011 the FASB issued Accounting Standard Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for fiscal quarters and years that start June 15, 2011, or later with the retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The Company is in the process of evaluating the adoption of this update will have on their financial condition or statement of operations.

page -8-

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of March 31, 2011 and September 30, 2010 are as follows:
Available for sale securities:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$72	$(31)	$396
Collateralized mortgage obligations	785	45	—	830
U.S. Government money market funds	9,634	—	—	9,634

Total Available for Sale Securities	$10,774	$117	$(31)	$10,860

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$42	$(54)	$343
Collateralized mortgage obligations	785	24	—	809
U.S. Government money market funds	20,261	—	—	20,261

Total Available for Sale Securities	$21,401	$66	$(54)	$21,413

Held to maturity securities:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$118,632	$5,559	$(48)	$124,143
Collateralized mortgage obligations	25,224	199	(4)	25,419
Municipal bonds	20,067	487	(110)	20,444

U.S. Government Agencies	107,821	198	(2,909)	105,110

Total Held to Maturity Securities	$271,744	$6,443	$(3,071)	$275,116

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$110,732	$6,755	$—	$117,487
Collateralized mortgage obligations	20,087	193	(37)	20,243
Municipal bonds	16,462	773	(47)	17,188
U.S. Government Agencies	108,807	768	(45)	109,530

Total Held to Maturity Securities	$256,088	$8,489	$(129)	$264,448

page -9-

A summary of securities with unrealized losses, aggregated by category, at March 31, 2011 is as follows:

					Total
	Less than 12 Months		12 Months or Longer			Total
		Unrealized		Unrealized	Total	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$7,571	$(4)	$—	$—	$7,571	$(4)
Municipal bonds	2,944	(23)	1,451	(87)	4,395	(110)
U.S. Government Agencies and GSE’s	102,496	(2,957)	—	—	102,496	(2,957)

Subtotal debt securities	113,011	(2,984)	1,451	(87)	114,462	(3,071)
Equity securities	24	—	181	(31)	205	(31)

Total temporarily impaired securities	$113,035	$(2,984)	$1,632	$(118)	$114,667	$(3,102)

At March 31, 2011, debt securities in a gross unrealized loss position consisted of 45 securities that at such date had an aggregate depreciation of 2.61% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment.
As of March 31, 2011, there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss of March 31, 2011 represents an other-than-temporary impairment.
A summary of securities with unrealized losses, aggregated by category, at September 30, 2010 is as follows:

					Total
	Less than 12 Months		12 Months or Longer			Total
		Unrealized		Unrealized	Total	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$8,262	$(4)	$1,530	$(33)	$9,792	$(37)
Municipal bonds	378	—	1,494	(47)	1,872	(47)
U.S. Government Agencies and GSE’s	6,955	(45)	—	—	6,955	(45)

Subtotal debt securities	15,595	(49)	3,024	(80)	18,619	(129)
Equity Securities	55	(3)	160	(51)	215	(54)

Total temporarily impaired securities	$15,650	$(52)	$3,184	$(131)	$18,834	$(183)

page -10-

The following table sets forth the stated maturities of the investment and mortgage-backed securities at March 31, 2011. Money market funds and equity securities are not included in the table based on lack of maturity.

	March 31, 2011
	Amortized
(In Thousands)	Cost	Fair Value

Available for sale:
Due in one year or less	$785	$830
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$785	$830

Held to maturity:
Due in one year or less	$138,568	$136,400
Due after one year through five years	117,678	123,117
Due after five years through ten years	14,672	14,658
Due after ten years	826	941

Total	$271,744	$275,116

Certain of the Company’s investment securities, totaling $9.3 million and $10.3 at March 31, 2011 and September 30, 2010, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law.
3. LOANS RECEIVABLE
Loans receivable consists of the following:

(In Thousands)	March 31, 2011	September 30, 2010
Residential Mortgages	$332,219	$339,874
Construction	6,129	4,752
Home Equity	85,958	90,511
Commercial Mortgages	79,203	75,450
Commercial Business Loans	6,442	4,327
Consumer Non-Real Estate	1,125	1,980

Total	511,076	516,894
Undisbursed portion of loans in process	(6,129)	(3,426)
Deferred loan fees	(972)	(871)
Allowance for loan losses	(2,795)	(2,504)

Loans Receivable — net	$501,180	$510,093

The total amount of loans being serviced for the benefit of others was approximately $1.74 million and $1.76 million at March 31, 2011 and September 30, 2010, respectively.

page -11-

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
Residential mortgage lending generally entails a lower risk of default than other types of lending. Other consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company’s policy to establish specific reserves for losses on delinquent consumer loans and commercial loans when it determines that losses are probable.

page -12-

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.
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

page -13-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:
March 31, 2011

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total

Residential Mortgages	$329,425	$—	$2,428	$366	$332,219
Construction	6,129	—	—	—	6,129
Home Equity	85,746	—	147	65	85,958
Commercial Mortgages	76,760	2,211	—	232	79,203
Commercial Business Loans	6,342	100	—	—	6,442
Consumer Non-Real Estate	1,120	—	—	5	1,125

Total	$505,522	$2,311	$2,575	$668	$511,076

December 31, 2010

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total

Residential Mortgages	$330,283	$—	$1,974	$641	$332,898
Construction	5,420	—	—	—	5,420
Home Equity	88,759	—	103	65	88,927
Commercial Mortgages	76,096	2,214	—	312	78,622
Commercial Business Loans	6,498	100	—	—	6,598
Consumer Non-Real Estate	1,194	—	—	6	1,200

Total	$508,250	$2,314	$2,077	$1,024	$513,665

page -14-

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010 and for the three months then ended:
March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In Thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential Mortgages	$1,130	$1,130	$—	$846	$9
Construction	—	—	—	—	—
Home Equity	65	65	—	65	—
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non—Real Estate	—	—	—	—	—

With an allowance recorded:
Residential Mortgages	$1,664	$1,664	$(317)	$1,653	$2
Construction	—	—	—	—	—
Home Equity	147	147	(147)	118	—
Commercial Mortgages	232	232	(105)	259	—
Commercial Business Loans	—	—	—	—	—
Consumer Non—Real Estate	5	5	(5)	5	—

Total:
Residential Mortgages	$2,794	$2,794	$(317)	$2,499	$11
Construction	—	—	—	—	—
Home Equity	212	212	(147)	183	—
Commercial Mortgages	232	232	(105)	259	—
Commercial Business Loans	—	—	—	—	—
Consumer Non—Real Estate	5	5	(5)	5	—

page -15-

December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In Thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential Mortgages	$1,047	$1,047	$—	$1,050	$10
Construction	—	—	—	—	—
Home Equity	65	65	—	65	—
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

With an allowance recorded:
Residential Mortgages	$1,568	$1,568	$(269)	$1,568	$2
Construction	—	—	—	—	—
Home Equity	103	103	(103)	104	—
Commercial Mortgages	312	312	(127)	312	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	6	6	(6)	6	—

Total:
Residential Mortgages	$2,615	$2,615	$(269)	$2,618	$12
Construction	—	—	—	—	—
Home Equity	168	168	(103)	169	—
Commercial Mortgages	312	312	(127)	312	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	6	6	(6)	6	—

page -16-

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:
March 31, 2011

						Loans
						Receivable
		Greater				> 90 Days
	30-89 Days Past	than 90	Total		Total Loans	and
(In Thousands)	Due	Days	Past Due	Current	Receivables	Accruing

Residential Mortgages	$4,448	$2,962	$7,410	$324,809	$332,219	$380
Construction	—	—	—	6,129	6,129	—
Home Equity	10	44	54	85,904	85,958	44
Commercial Mortgages	2,009	232	2,241	76,962	79,203	—
Commercial Business Loans	—	—	—	6,442	6,442	—
Consumer Non—Real Estate	64	5	69	1,056	1,125	—

Total	$6,531	$3,243	$9,774	$501,302	$511,076	$424

December 31, 2010

						Loans
						Receivable
		Greater				> 90 Days
	30-89 Days Past	than 90	Total		Total Loans	and
(In Thousands)	Due	Days	Past Due	Current	Receivables	Accruing

Residential Mortgages	$2,691	$2,447	$5,138	$327,760	$332,898	$380
Construction	—	—	—	5,420	5,420	—
Home Equity	57	12	69	88,858	88,927	12
Commercial Mortgages	—	312	312	78,310	78,622	—
Commercial Business Loans	—	—	—	6,598	6,598	—
Consumer Non-Real Estate	31	6	37	1,163	1,200	—

Total	$2,779	$2,777	$5,556	$508,109	$513,665	$392

page -17-

The following table provides the activity in the allowance for loan losses by loan class for the three-months ended March 31, 2011 and the balance in the allowance for loan losses at March 31, 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.

	At and for the Three-Months Ended March 31, 2011
					Commercial	Consumer
	Residential		Home	Commercial	Business	Non-Real
	Mortgages	Construction	Equity	Mortgages	Loans	Estate	Unallocated	Totals

Beginning Balance, December 31, 2010	$947	$8	$457	$983	$130	$10	$104	$2,639
Charge-offs	(15)	—	—	—	—	(6)	—	(21)
Recoveries	—	—	—	—	—	2	—	2
Provisions	60	1	43	(23)	(13)	4	103	175

Ending balance, March 31, 2011	$992	$9	$500	$960	$117	$10	$207	$2,795

Ending balance:
Individually evaluated for impairment	$317	$—	$147	$105	$—	$5	$—	$574

Ending balance:
Collectively evaluated for impairment	$675	$9	$353	$855	$117	$5	$207	$2,221

Loans:
Ending balance:	$332,219	$6,129	$85,958	$79,203	$6,442	$1,125	$—	$511,076

Ending balance:
Individually evaluated for impairment	$2,794	$—	$212	$232	$—	$5	$—	$3,243

Ending balance:
Collectively evaluated for impairment	$329,425	$6,129	$85,746	$78,971	$6,442	$1,120	$—	$507,833

page -18-

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010:

	(In Thousands)
	March 31,	December 31,
	2011	2010
Residential Mortgages	$2,582	$2,392
Construction	—	—
Home Equity	—	—
Commercial Mortgages	232	312
Commercial Business Loans	—	—
Consumer Non-Real Estate	5	6

Total	$2,819	$2,710

4. Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. During 2010 and 2011, the FHLB allowed certain redemptions.
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
Management believes no impairment charge is necessary related to the FHLB restricted stock as of March 31, 2011.
5. DEPOSITS
Deposits are summarized as follows:

	(In Thousands)
	March 31,	September 31,
	2011	2010
Non-interest bearing checking accounts	$18,171	$17,015
Now accounts	28,000	21,320
Interest bearing checking accounts	35,527	32,577
Money market deposit accounts	134,216	136,079
Passbook and club accounts	4,012	3,739
Certificate of deposits	311,346	317,370

Total Deposits	$531,272	$528,100

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2011 and September 31, 2010 amounted to approximately $64.4 million and $59.2 million, respectively.

page -19-

6. COMMITMENTS
At March 31, 2011, the following commitments were outstanding:

(In thousands)
Letters of credit	$405
Commitments to originate loans	23,265
Unused portion of home equity lines of credits	55,095
Unused portion of commercial lines of credits	6,641
Undisbursed portion of construction loans in process	2,933

Total	$88,339

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.
7. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic	3,723,236	3,654,047	3,708,140	3,643,583
Diluted	3,758,260	3,670,280	3,741,864	3,658,087
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options. There were 226,653 stock options that were anti-dilutive for the three months and six months ended March 31, 2011, respectively. There were 229,583 stock options that were anti-dilutive for the three and six months periods ended March 31, 2010, respectively.

page -20-

8. LONG-TERM DEBT
Advances consists of the following:

	March 31,		September 30,
	2011		2010
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$30,688	4.43%	$15,923	4.37%
13 to 24 months	42,909	4.34%	54,440	4.50%
25 to 36 months	52,651	4.15%	35,022	4.03%
37 to 48 months	3,009	3.58%	28,729	4.10%
49 to 60 months	15,000	3.89%	18,356	3.83%
61 to 72 months	35,000	4.86%	10,000	4.71%
73 to 84 months	55,000	4.43%	45,000	4.52%
85 to 120 months	29,375	4.05%	64,577	4.38%

Total	$263,632	4.33%	$272,047	4.33%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at March 31, 2011 and September 30, 2010, respectively. Included in the table above at March 31, 2011 and September 30, 2010 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $500.3 million of which $213.6 was used as of March 31, 2011. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
9. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

page -21-

As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are also presented in the table. The Company’s capital ratios are not significantly different than the Bank’s disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2011
Tier 1 Capital (to assets)	$54,973	6.45%	$34,112	4.00%	$42,641	5.00%
Tier 1 Capital (to risk weighted assets)	54,973	11.75%	18,719	4.00%	28,079	6.00%
Total Capital (to risk weighted assets)	57,786	12.35%	37,439	8.00%	46,799	10.00%

At September 30, 2010
Tier 1 Capital (to assets)	$53,330	6.19%	$34,440	4.00%	$43,050	5.00%
Tier 1 Capital (to risk weighted assets)	55,330	11.35%	18,799	4.00%	28,199	6.00%
Total Capital (to risk weighted assets)	55,834	11.88%	37,599	8.00%	46,999	10.00%
10. FAIR VALUE MEASUREMENTS AND DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with accounting guidance, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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

page -22-

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

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	March 31,	for Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs

Equity securities	$396	$396	$—	$—
U.S. Government money market funds	9,634	9,634	—	—
Collateralized mortgage obligations	830	—	830	—

Total available for sale securities	$10,860	$10,030	$830	$—

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs

Equity securities	$343	$343	$—	$—
U.S. Government money market funds	20,261	20,261	—	—
Collateralized mortgage obligations	809	—	809	—

Total available for sale securities	$21,413	$20,604	$809	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the quarter ended March 31, 2011.

page -23-

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and September 30, 2010 are as follows:
For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and September 30, 2010 are as follows:

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs

Impaired Loans	$1,474	$—	$—	$1,474

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets for	Observable	Unobservable
Description	2010	Identical Assets	Inputs	Inputs

Impaired Loans	$186	$—	$—	$186

The following valuation techniques were used to measure fair value of the Company’s financial instruments in the tables above and below:
Cash and Cash Equivalents (Carried at Cost)
The carrying amounts for cash and cash equivalents approximate those assets’ fair values.
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

page -24-

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
Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of March 31, 2011 and September 30, 2010.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of financial instruments as of March 31, 2011 and September 30, 2010 are as follows.

page -25-

	March 31, 2011		September 30, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value
Assets:

Cash and cash equivalents	$23,960	$23,960	$20,190	$20,190
Securities held to maturity	271,744	275,116	256,088	264,448
Securities available-for-sale	10,860	10,860	21,413	21,413
Loans receivable — net	501,180	519,914	510,093	530,294
Federal Home Loan Bank stock	14,526	14,526	16,096	16,096
Accrued interest receivable	3,167	3,167	3,210	3,210

Liabilities:
Checking, passbook, club and NOW deposit accounts	85,710	85,710	74,651	74,651
Money Market deposit accounts	134,216	134,216	136,079	136,079
Certificate of deposit accounts	311,346	320,146	317,370	325,881
Borrowings	263,632	282,827	272,047	291,857
Accrued interest payable	1,333	1,333	1,407	1,407

Off balance sheet financial instruments	—	—	—	—
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
Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been and have not been considered in the estimate.

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

page -26-

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
Critical Accounting Policies and Judgments
The Company’s consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements: allowance for loan losses, other-than-temporary security impairment and deferred income taxes.
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

page -27-

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
Changes in Financial Position for the Six-Month Period Ended March 31, 2011
Total assets at March 31, 2011 were $856.5 million, a decrease of $662,000 for the six-month period then ended. The decrease was primarily due to a decrease in loans receivable of approximately $8.9 million, investments available for sale of $10.6 million and repurchase of Federal Home Loan Bank Stock of $1.6 million. The decrease in assets was partially offset by an increase in cash and investments held to maturity of $19.4 million.
There was a growth in deposits during the six-month period ended March 31, 2011. Total deposits increased $3.2 million to $531.3 million. Advances from borrowers for taxes and insurance also increased by $3.2 million due to the timing of property tax payments. The increase was primarily offset by a decrease in borrowings of $8.4 million due to normal repayments for the period.
Comparisons of Results of Operations for the Three Month and Six Month Period Ended March 31, 2011 with the Three Month and Six Month Period Ended March 31, 2010
Net Income
Net income for the three-month period ended March 31, 2011 was $1.1 million compared to $1.2 millions for the comparable period in 2010. Basic and diluted earnings per share for the period ending March 31, 2011 was $0.29. Net income for the six-month period ended March 31, 2011 was $2.3 million compared to $2.4 million for the comparable period in 2010. Basic and diluted earnings per share for the six-month period ended March 31, 2011 was $0.62 compared to $0.65 for the comparable period in 2010.
Net Interest Income
Net interest income was $4.5 million for the three-month period ended March 31, 2011 compared to $4.5 million for the comparable period in 2010. Net interest income increased to $9.0 million for the six-month period ended March 31, 2011 compared to $8.9 million for the comparable period in 2010 due to a reduction in the cost of funds on interest-bearing liabilities.

page -28-

Non-Interest Income
Non-interest income slightly decreased to $432,000 for the three-month period ended March 31, 2011 from $458,000 for the comparable period in 2010. Non-interest income decreased to $933,000 for the six-month period ended March 31, 2010 from $960,000 for the comparable period in 2010. The decreases are primarily due to reduction in income on non-deposit products.
Non-Interest Expenses
For the three-month period ended March 31, 2011, non-interest expenses increased by $110,000 or 3.41% to $3.3 million compared to $3.2 million for the same period in 2010. For the six month period ended March 31, 2011, non-interest expenses increased by $202,000 or 3.21% to $6.5 million compared to $6.3 million for the same period in 2010. Salary and employee benefits increased $133,000 to $1.9 million and $193,000 to $3.6 million for the three and six month period ended March 31, 2011. These increases are primarily due to salary increases and additional employee benefits expense. Occupancy and equipment also increased $32,000 and $85,000 for the three and six month period due to building maintenance and depreciation expense for our Souderton Branch which opened in March 2010. FDIC insurance expense increased to $263,000 and $489,000 for the three and six month period ended March 31, 2011 compared to $226,000 and $453,000 for the same periods in 2010 due to an increase in deposits. Other expenses decreased by $86,000 and $120,000 for the three and six month period ended March 31, 2011. The decrease was primarily due to prior year’s expense relating to the sale of REO properties. The annualized ratio of non-interest expenses to average assets for the three and six month periods ended March 31, 2011 and 2010 were 1.56%, 1.52% and 1.54%, 1.48%, respectively.
Income Taxes
The Company made provisions for income taxes of $350,000 and $779,000 for the three-month and six-month period ended March 31, 2011, compared to $437,000 and $892,000 for the comparable periods in 2010. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
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
As of March 31, 2011, the Company had $88.3 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

page -29-

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $500.3 million at March 31, 2011 of which $213.6 was outstanding at March 31, 2011.
The Bank’s net income for the six months ended March 31, 2011 is $2.3 million compared to $2.4 million for the comparable period 2010. This increased the Bank’s stockholder’s equity to $55.0 million or 6.42% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2011, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
The passbook accounts, negotiable order of withdrawal (“NOW”) accounts, interest bearing accounts, and money market deposit accounts, are included in the “Over 5 Years” categories based on management’s beliefs that these funds are core deposits having significantly longer effective maturities based on the Company’s retention of such deposits in changing interest rate environments.

page -30-

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

	1 Year	1 to 3	3 to 5	Over 5
(In thousands)	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$53,937	$55,660	$44,584	$178,038	$332,219
Commercial loans	36,883	9,268	25,247	14,247	85,645
Mortgage-backed securities	57,825	44,298	21,708	20,855	144,686
Consumer and other loans	65,794	11,061	5,217	11,140	93,212
Investment securities and other investments	60,901	28,021	46,839	36,167	171,928

Total interest-earning assets	275,340	148,308	143,595	260,447	827,690

Interest-bearing liabilities:
Passbook and Club accounts	379	—	—	3,633	4,012
NOW and checking accounts	6,353	—	—	57,174	63,527
Consumer Money Market Deposit accounts	55,074	—	—	56,718	111,792
Business Money Market Deposit accounts	16,818	—	—	5,606	22,424
Certificate accounts	170,460	95,636	45,250	—	311,346
Borrowed money	36,404	93,369	16,762	117,097	263,632

Total interest-bearing liabilities	285,488	189,005	62,012	240,228	776,733

Repricing GAP during the period	$(10,148)	$(40,697)	$81,583	$20,219	$50,957

Cumulative GAP	$(10,148)	$(50,845)	$30,738	$50,957

Ratio of GAP during the period to total assets	-1.18%	-4.75%	9.53%	2.36%

Ratio of cumulative GAP to total assets	-1.18%	-5.94%	3.59%	5.95%

page -31-

Item 4.	Controls and Procedures
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

page -32-

Part II OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management that these matters will not materially affect the Company’s consolidated financial position or results of operations.

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

page -33-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: May 13, 2011	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President Chief Operating and Financial Officer

page -34-