Form 10-Q/A
period 2011-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2011-05-17
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, par value $.01 per share: 3,731,991 shares outstanding as of May 13, 2011

Explanatory Note
This Form 10-Q/A of Harleysville Savings Financial Corporation (the “Company”) is being filed to amend the unaudited consolidated financial statements for the three and six months ended March 31, 2011 included in Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2011 filed on May 13, 2011 to add a subsequent event footnote to report the death of an officer in April 2011 and the recognition of a death benefit claim on bank owned life insurance policies of approximately $960,000 in other income during the quarter ending June 30, 2011.
PART I
Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition as of March 31, 2011, and September 30, 2010

Unaudited Consolidated Statements of Income for the Three and Six Months Ended March 31, 2011 and 2010

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended March 31, 2011 and 2010

Unaudited Consolidated Statements of Stockholders’ Equity for the Six Months Ended March 31, 2011 and 2010

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010

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
11. SUBSEQUENT EVENT
Due to the death of an officer of the Bank in April, 2011, the Company will recognize a net death benefit claim on bank owned life insurance policies of approximately $960,000 in other income during the third quarter ending June 30, 2011. Such death benefit proceeds are non-taxable.

page -26-

PART II
Item 6. Exhibits and Reports on Form 8-K
The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350

page -27-

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2011	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: May 17, 2011	By:	/s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President and Chief Operating and Financial Officer

page -28-