Form 10-Q
period 2011-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2011-08-12
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Common Stock, $.01 Par Value, 3,747,920 shares outstanding as of August 12, 2011.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Financial Condition

	June 30,	September 30,
(In thousands, except share data)	2011	2010

Assets
Cash and amounts due from depository institutions	$4,166	$4,052
Interest bearing deposits	18,825	16,138

Total cash and cash equivalents	22,991	20,190

Investments and mortgage-backed securities:
Available for sale (amortized cost — June 30, $17,243; September 30, $21,401)	17,293	21,413
Held to maturity (fair value — June 30, $267,243; September 30, $264,448)	261,363	256,088
Loans receivable (net of allowance for loan losses — June 30, $2,652; September 30, $2,504)	509,467	510,093
Accrued interest receivable	3,077	3,210
Federal Home Loan Bank stock — at cost	13,800	16,096
Foreclosed real estate	324	186
Office properties and equipment, net	12,043	12,158
Prepaid expenses and other assets	17,221	17,706

TOTAL ASSETS	$857,579	$857,140

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$531,102	$528,100
Long-term debt	261,900	272,047
Accrued interest payable	1,356	1,407
Advances from borrowers for taxes and insurance	5,643	1,247
Accounts payable and accrued expenses	1,027	988

Total liabilities	801,028	803,789

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding June 30, 2011 3,747,920 shares September 30, 2010 3,687,409 shares	39	39
Additional paid-in capital	8,286	8,126
Treasury stock, at cost (June 30, 2011, 173,257 shares; September 30, 2010, 233,768 shares)	(2,553)	(3,383)
Retained earnings — partially restricted	50,746	48,562
Accumulated other comprehensive income	33	7

Total stockholders’ equity	56,551	53,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$857,579	$857,140

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest on mortgage loans	$4,724	$5,043	$14,215	$15,118
Interest on commercial loans	1,276	1,108	3,758	3,023
Interest on mortgage-backed securities	1,476	1,657	4,210	5,335
Interest on consumer and other loans	995	1,080	3,055	3,307
Interest on other taxable investments	807	802	2,342	2,562
Interest on tax-exempt investments	215	260	634	804
Dividends on investment securities	1	1	2	2

Total interest income	9,494	9,951	28,216	30,151

Interest Expense:
Interest on deposits	1,866	2,121	5,778	6,929
Interest on borrowings	2,870	3,169	8,697	9,655

Total interest expense	4,736	5,290	14,475	16,584

Net Interest Income	4,758	4,661	13,741	13,567
Provision for loan losses	165	150	490	450

Net Interest Income after Provision for Loan Losses	4,593	4,511	13,251	13,117

Other Income:
Customer service fees	137	176	402	488
Income on bank-owned life insurance	1,163	122	1,407	365
Other income	220	210	644	615

Total other income	1,520	508	2,453	1,468

Other Expenses:
Salaries and employee benefits	1,905	1,743	5,529	5,174
Occupancy and equipment	326	356	1,039	985
Deposit insurance premiums	234	229	724	682
Data processing	199	167	529	489
Other	722	710	2,067	2,175

Total other expenses	3,386	3,205	9,888	9,505

Income before Income Taxes	2,727	1,814	5,816	5,080

Income tax expense	739	500	1,518	1,392

Net Income	$1,988	$1,314	$4,298	$3,688

Basic Earnings Per Share	$0.53	$0.36	$1.16	$1.01

Diluted Earnings Per Share	$0.53	$0.36	$1.15	$1.01

Dividends Per Share	$0.19	$0.19	$0.57	$0.57

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	June 30,
(In thousands)	2011		2010
Net Income	$1,988		$1,314

Other Comprehensive Income

Unrealized loss on securities available for sale, net of tax (benefit) expense 2011, $12; 2010, $19 and reclassifications	(24	)(1)	(39	)(1)

Total Comprehensive Income	$1,964		$1,275

	2011	2010
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized loss arising during the three months ended	$(36)	$(58)
Reclassification adjustment for net losses (gains) included in net income	—	—

	(36)	(58)
Tax benefit (expense)	12	19

Net unrealized loss on securities available for sale	$(24)	$(39)

	Nine Months Ended
	June 30,
(In thousands)	2011		2010

Net Income	$4,298		$3,688

Other Comprehensive Income

Unrealized gain on securities available for sale, net of tax (benefit) expense 2011, ($13); 2010, ($10) and reclassifications	26	(1)	18	(1)

Total Comprehensive Income	$4,324		$3,706

	2011	2010
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain arising during the three months ended	$39	$28
Reclassification adjustment for net losses (gains) included in net income	—	—

	39	28
Tax expense	(13)	(10)

Net unrealized gain on securities available for sale	$26	$18

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351

Net income				4,298			4,298
Dividends — $.57 per share				(2,114)			(2,114)
Stock option compensation			158				158
Treasury stock delivered under ESOP	10,000		10			137	147
Treasury stock delivered under reinvestment plan	30,709		39			421	460
Employee options exercised	19,802		(47)			272	225
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					26		26

Balance at June 30, 2011	3,747,920	$39	$8,286	$50,746	$33	$(2,553)	$56,551

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139

Net income				3,688			3,688
Dividends — $.57 per share				(2,077)			(2,077)
Stock option compensation			124				124
Treasury stock purchase	(5,659)					(77)	(77)
Treasury stock delivered under ESOP	10,000					137	137
Treasury stock delivered under reinvestment plan	31,200		3			427	430
Employee options exercised	10,950		(44)			150	106
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					18		18

Balance at June 30, 2010	3,674,187	$39	$8,085	$47,940	$(11)	$(3,565)	$52,488

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
(In thousands)	2011	2010
Operating Activities:
Net Income	$4,298	$3,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462	416
Provision for loan losses	490	450
Loss on sale of foreclosed real estate	—	159
Amortization of deferred loan fees	155	62
Net (accretion) amortization of premiums and discounts	(165)	127
Increase in cash surrender value of bank owned life insurance	(365)	(365)
Gain on death benefit on bank owned life insurance policy	(1,042)	—
Compensation charge on stock options	158	124
Changes in assets and liabilities which provided (used) cash:
Increase (decrease) in accounts payable and accrued expenses	39	(261)
Decrease in prepaid expenses and other assets	(19)	(1,139)
Increase in accrued interest receivable	133	352
Decrease in accrued interest payable	(51)	(131)

Net cash provided by operating activities	4,093	3,482

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(51,062)	(14,986)
Purchase of investment securities held to maturity	(49,232)	(84,956)
Purchase of investment securities available-for-sale	(59,083)	(71,301)
Net redemption FHLB stock	2,296	—
Proceeds from the redemption of investment securities available-for-sale	63,229	74,529
Proceeds from maturities of investment securities held to maturity	63,049	50,529
Proceeds from sale of foreclosed real estate	—	588
Purchase of bank owned life insurance	(191)	—
Proceeds on bank owned life insurance	2,102	—
Principal collected on mortgage-backed securities held to maturity	32,135	33,758
Principal collected on long term loans	86,063	85,411
Long term loans originated or acquired	(86,220)	(103,341)
Purchases of premises and equipment	(347)	(2,159)

Net cash provided by (used in) investing activities	2,739	(31,928)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	16,373	71,307
Net decrease in certificates of deposit	(13,371)	(15,138)
Cash dividends	(1,654)	(1,647)
Repayment of long-term debt	(10,147)	(25,316)
Acquisition of treasury stock	—	(77)
Sale of treasury stock delivered under employee stock plans	372	243
Net increase in advances from borrowers for taxes and insurance	4,396	4,292

Net cash (used in) provided by financing activities	(4,031)	33,664

INCREASE IN CASH AND CASH EQUIVALENTS	2,801	5,218

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,190	9,442

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,991	$14,660

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$14,526	$16,715
Income taxes	1,370	1,175
Foreclosed real estate acquired in settlement of loans	138	—
See notes to consolidated financial statements.

page -5-

Harleysville Savings Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation -The unaudited consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its subsidiary. Harleysville Savings Bank (the “Bank”) is the wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC, a Pennsylvania limited liability Company that allows the Company to offer non deposit products, and HARL LLC, a limited liability Company that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine-months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2011 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2010.
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

page -6-

Recent Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, (Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets). This Update amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this new guidance did not have an impact on our financial position or result of operations.
In October 2009, the FASB issued ASU 2009-17, (Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this new guidance did not have an impact on our financial position or result of operations.
The FASB has issued ASU 2010-06, (Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
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
ASU 2010-20, Receivables (Topic 310): (Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses), will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.
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
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company has provided the required credit quality disclosures as of the end of the reporting periods December 31, 2010 and June 30, 2011 and disclosures about the activity for the six months ended June 30, 2011.
ASU 2011 — 01 (Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20). The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay was intended to allow FASB time to complete its deliberations on what constitutes a troubled debt restructuring. FASB issued this new standard as discussed in the following paragraph. The effective date of the new disclosures about troubled debt restructurings for public entities is coordinated with the adoption of this new standard.
In April 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-02, Receivables (Topic 310): (A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring), to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for fiscal quarters and years that start June 15, 2011, or later with the retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The Company is in the process of evaluating the effect of adoption of this update will have on its financial condition or statement of operations.

page -8-

In April 2011, the FASB issued Accounting Standard Update (ASU) 2011-03 (Reconsideration of Effective Control for Repurchase Agreements). The FASB has issued this Update to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This update, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This Update eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This Update is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Company is in the process of evaluating the adoption of this update will have on their financial condition or statement of operations.
In May 2011, the FASB issued Accounting Standard Update (ASU) 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs). This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the Update is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is in the process of evaluating the adoption of this update will have on their financial condition or statement of operations.
In June 2011, The FASB issued Accounting Standard Update (ASU) 2011-05 (Presentation of Comprehensive Income). The provisions of this update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. The Company is in the process of evaluating the adoption of this update will have on their financial condition or statement of operations.

page -9-

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of June 30, 2011 and September 30, 2010 are as follows:
Available for sale securities:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$65	$(57)	$363
Collateralized mortgage obligations	785	42	—	827
U.S. Government money market funds	16,103	—	—	16,103

Total Available for Sale Securities	$17,243	$107	$(57)	$17,293

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$42	$(54)	$343
Collateralized mortgage obligations	785	24	—	809
U.S. Government money market funds	20,261	—	—	20,261

Total Available for Sale Securities	$21,401	$66	$(54)	$21,413

Held to maturity securities:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$125,374	$6,595	$(42)	$131,927
Collateralized mortgage obligations	24,468	199	(15)	24,652
Municipal bonds	18,129	593	(68)	18,654
U.S. Government Agencies	93,392	109	(1,491)	92,010

Total Held to Maturity Securities	$261,363	$7,496	$(1,616)	$267,243

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$110,732	$6,755	$—	$117,487
Collateralized mortgage obligations	20,087	193	(37)	20,243
Municipal bonds	16,462	773	(47)	17,188
U.S. Government Agencies	108,807	768	(45)	109,530

Total Held to Maturity Securities	$256,088	$8,489	$(129)	$264,448

page -10-

A summary of securities with unrealized losses, aggregated by category, at June 30, 2011 is as follows:

	Less than 12 Months		12 Months or Longer		Total
						Total
		Unrealized		Unrealized	Total	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$7,407	$(15)	$—	$—	$7,407	$(15)
Municipal bonds	469	(1)	1,472	(67)	1,941	(68)
U.S. Government Agencies and GSE’s	76,004	(1,533)	—	—	76,004	(1,533)

Subtotal debt securities	83,880	(1,549)	1,472	(67)	85,352	(1,616)
Equity securities	24	—	155	(57)	179	(57)

Total temporarily impaired securities	$83,904	$(1,549)	$1,627	$(124)	$85,532	$(1,673)

At June 30, 2011, debt securities in a gross unrealized loss position consisted of 30 securities that at such date had an aggregate depreciation of 1.86% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment.
As of June 30, 2011, there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss of June 30, 2011 represents an other-than-temporary impairment.
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

page -11-

The following table sets forth the stated maturities of the investment and mortgage-backed securities at June 30, 2011. Money market funds and equity securities are not included in the table based on lack of maturity.

	June 30, 2011
	Amortized
(In Thousands)	Cost	Fair Value
Available for sale:
Due in one year or less	$785	$827
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$785	$827

Held to maturity:
Due in one year or less	$125,767	$124,927
Due after one year through five years	92,938	98,119
Due after five years through ten years	41,821	43,256
Due after ten years	837	941

Total	$261,363	$267,243

Certain of the Company’s investment securities, totaling $15.5 million and $10.3 million at June 30, 2011 and September 30, 2010, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law. Other securities, totaling $60 million and $60.6 million at June 30, 2011 and September 30, 2010, respectively, were pledged for long-term advances of $50 million as described in Note 8.
3. LOANS RECEIVABLE
Loans receivable consists of the following:

(In Thousands)	June 30, 2011	September 30, 2010
Residential Mortgages	$336,426	$339,874
Construction	6,883	4,752
Home Equity	85,276	90,511
Commercial Mortgages	82,909	75,450
Commercial Business Loans	7,274	4,327
Consumer Non-Real Estate	1,218	1,980

Total	519,986	516,894
Undisbursed portion of loans in process	(6,883)	(3,426)
Deferred loan fees	(984)	(871)
Allowance for loan losses	(2,652)	(2,504)

Loans Receivable — net	$509,467	$510,093

The total amount of loans being serviced for the benefit of others was approximately $1.72 million and $1.76 million at June 30, 2011 and September 30, 2010, respectively.

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
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. Interest payments on impaired loans and non-accrual loans are applied to principal unless the ability to collect the principal amount is fully secured, in which case interest is recognized on the cash basis.
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

page -14-

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
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010:

June 30, 2011
		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total

Residential Mortgages	$333,420	$—	$2,740	$266	$336,426
Construction	6,883	—	—	—	6,883
Home Equity	85,122	—	89	65	85,276
Commercial Mortgages	78,586	4,196	—	127	82,909
Commercial Business Loans	7,174	100	—	—	7,274
Consumer Non-Real Estate	1,218	—	—	—	1,218

Total	$512,403	$4,296	$2,829	$458	$519,986

December 31, 2010
		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total

Residential Mortgages	$330,283	$—	$1,974	$641	$332,898
Construction	5,420	—	—	—	5,420
Home Equity	88,759	—	103	65	88,927
Commercial Mortgages	76,096	2,214	—	312	78,622
Commercial Business Loans	6,498	100	—	—	6,598
Consumer Non-Real Estate	1,194	—	—	6	1,200

Total	$508,250	$2,314	$2,077	$1,024	$513,665

page -15-

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010 and for the three-months then ended:

June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In Thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential Mortgages	$1,564	$1,564	$—	$1,131	$21
Construction	—	—	—	—	—
Home Equity	65	65	—	65	—
Commercial Mortgages	127	232	—	228	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

With an allowance recorded:
Residential Mortgages	$1,442	$1,545	$(196)	$1,587	$22
Construction	—	—	—	—	—
Home Equity	89	89	(89)	98	1
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	4	—

Total:
Residential Mortgages	$3,006	$3,109	$(196)	$2,718	$43
Construction	—	—	—	—	—
Home Equity	154	154	(89)	163	1
Commercial Mortgages	127	232	—	228	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	4	—

page -16-

December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
(In Thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential Mortgages	$1,047	$1,047	$—	$1,050	$10
Construction	—	—	—	—	—
Home Equity	65	65	—	65	—
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

With an allowance recorded:
Residential Mortgages	$1,568	$1,568	$(269)	$1,568	$2
Construction	—	—	—	—	—
Home Equity	103	103	(103)	104	—
Commercial Mortgages	312	312	(127)	312	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	6	6	(6)	6	—

Total:
Residential Mortgages	$2,615	$2,615	$(269)	$2,618	$12
Construction	—	—	—	—	—
Home Equity	168	168	(103)	169	—
Commercial Mortgages	312	312	(127)	312	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	6	6	(6)	6	—

page -17-

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010:

June 30, 2011
						Loans
						Receivable
		Greater				> 90 Days
	30-89 Days Past	than 90	Total		Total Loans	and
(In Thousands)	Due	Days	Past Due	Current	Receivables	Accruing

Residential Mortgages	$5,762	$2,907	$8,669	$327,757	$336,426	$—
Construction	—	—	—	6,883	6,883	—
Home Equity	676	111	787	84,489	85,276	—
Commercial Mortgages	1,991	127	2,118	80,791	82,909	—
Commercial Business Loans	—	—	—	7,274	7,274	—
Consumer Non-Real Estate	25	—	25	1,193	1,218	—

Total	$8,454	$3,145	$11,599	$508,387	$519,986	$—

December 31, 2010
						Loans
		Greater				Receivable >
	30-89 Days Past	than 90	Total		Total Loans	90 Days and
(In Thousands)	Due	Days	Past Due	Current	Receivables	Accruing

Residential Mortgages	$2,691	$2,447	$5,138	$327,760	$332,898	$380
Construction	—	—	—	5,420	5,420	—
Home Equity	57	12	69	88,858	88,927	12
Commercial Mortgages	—	312	312	78,310	78,622	—
Commercial Business Loans	—	—	—	6,598	6,598	—
Consumer Non-Real Estate	31	6	37	1,163	1,200	—

Total	$2,779	$2,777	$5,556	$508,109	$513,665	$392

page -18-

The following table provides the activity in the allowance for loan losses by loan class for three and six-months ended June 30, 2011 and the balance in the allowance for loan losses at June 30, 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.
Allowance for Loan Loss:

					Commercial	Consumer
	Residential		Home	Commercial	Business	Non-Real
	Mortgages	Construction	Equity	Mortgages	Loans	Estate	Unallocated	Totals

Three-Months ended June 30, 2011:

Beginning Balance, March 31, 2011	$992	$9	$500	$960	$117	$10	$207	$2,795

Charge-offs	(199)	—	—	(105)	—	(6)	—	(310)

Recoveries	—	—	—	—	—	2	—	2

Provisions	87	1	(59)	43	27	(1)	67	165

Ending balance, June 30, 2011	$880	$10	$441	$898	$144	$5	$274	$2,652

page -19-

					Commercial	Consumer
	Residential		Home	Commercial	Business	Non-Real
	Mortgages	Construction	Equity	Mortgages	Loans	Estate	Unallocated	Totals

Six Months ended June 30, 2011:

Beginning Balance, December 31, 2010	$947	$8	$457	$983	$130	$10	$104	$2,639

Charge-offs	(214)	—	—	(105)	—	(11)	—	(330)

Recoveries	—	—	—	—	—	4	—	4

Provisions	147	2	(16)	20	14	2	170	339

Ending balance, June 30, 2011	$880	$10	$441	$898	$144	$5	$274	$2,652

Ending balance:
Individually evaluated for impairment	$196	$—	$89	$—	$—	$—	$—	$285

Ending balance:
Collectively evaluated for impairment	$684	$10	$352	$898	$144	$5	$274	$2,367

Loans:
Ending balance:	$336,426	$6,883	$85,276	$82,909	$7,274	$1,218	$—	$519,986

Ending balance:
Individually evaluated for impairment	$3,006	$—	$154	$127	$—	$—	$—	$3,287

Ending balance:
Collectively evaluated for impairment	$333,420	$6,883	$85,122	$82,782	$7,274	$1,218	$—	$516,699

page -20-

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010:

	(In Thousands)
	June 30,	December 31,
	2011	2010
Residential Mortgages	$3,049	$2,392
Construction	—	—
Home Equity	111	—
Commercial Mortgages	127	312
Commercial Business Loans	—	—
Consumer Non-Real Estate	—	6

Total	$3,287	$2,710

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
Management believes no impairment charge is necessary related to the FHLB restricted stock as of June 30, 2011.
5. DEPOSITS
Deposits are summarized as follows:

	(In Thousands)
	June 30,	September 30,
	2011	2010
Non-interest bearing checking accounts	$20,080	$17,015
Now accounts	31,802	21,320
Interest bearing checking accounts	37,747	32,577
Money market deposit accounts	133,268	136,079
Passbook and club accounts	4,206	3,739
Certificate of deposits	303,999	317,370

Total Deposits	$531,102	$528,100

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2011 and September 30, 2010 amounted to approximately $63.3 million and $59.2 million, respectively.

page -21-

6. COMMITMENTS
At June 30, 2011, the following commitments were outstanding:

(In thousands)
Letters of credit	$405
Commitments to originate loans	25,446
Unused portion of home equity lines of credits	55,719
Unused portion of commercial lines of credits	9,088
Undisbursed portion of construction loans in process	3,186

Total	$93,844

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.
7. EARNINGS PER SHARE
The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic	3,737,439	3,667,319	3,717,906	3,651,495
Diluted	3,771,917	3,700,510	3,752,059	3,671,977
The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options. There were 230,820 stock options that were anti-dilutive for the three- months and nine-months ended June 30, 2011, respectively. There were 192,083 and 194,583 stock options that were anti-dilutive for the three and nine-months periods ended June 30, 2010, respectively.

page -22-

8. LONG-TERM DEBT
Advances consists of the following:

	June 30,		September 30,
	2011		2010
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$52,366	4.59%	$15,923	4.37%
13 to 24 months	29,571	3.80%	54,440	4.50%
25 to 36 months	42,858	4.27%	35,022	4.03%
37 to 48 months	2,834	3.58%	28,729	4.10%
49 to 60 months	20,000	4.13%	18,356	3.83%
61 to 72 months	30,000	4.86%	10,000	4.71%
73 to 84 months	69,271	4.38%	45,000	4.52%
85 to 120 months	15,000	3.93%	64,577	4.38%

Total	$261,900	4.34%	$272,047	4.33%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at June 30, 2011 and September 30, 2010, respectively. Included in the table above at June 30, 2011 and September 30, 2010 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $332.9 million of which $211.9 million was used as of June 30, 2011. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.
9. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

page -23-

As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios at June 30, 2011 and September 30, 2011 are also presented in the table below. The Company’s capital ratios are not significantly different than the Bank’s disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2011
Tier 1 Capital (to assets)	$56,458	6.60%	$34,197	4.00%	$42,746	5.00%
Tier 1 Capital (to risk weighted assets)	56,458	12.00%	18,856	4.00%	28,239	6.00%
Total Capital (to risk weighted assets)	59,114	12.56%	37.651	8.00%	47,064	10.00%

At September 30, 2010
Tier 1 Capital (to assets)	$53,330	6.19%	$34,440	4.00%	$43,050	5.00%
Tier 1 Capital (to risk weighted assets)	55,330	11.35%	18,799	4.00%	28,199	6.00%
Total Capital (to risk weighted assets)	55,834	11.88%	37,599	8.00%	46,999	10.00%
10. FAIR VALUE MEASUREMENTS AND DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with accounting guidance, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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

page -24-

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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and September 30, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs
(In Thousands)
Equity securities	$363	$363	$—	$—
U.S. Government money market funds	16,103	16,103	—	—
Collateralized mortgage obligations	827	—	827	—

Total available for sale securities	$17,293	$16,466	$827	$—

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
(In Thousands)
Equity securities	$343	$343	$—	$—
U.S. Government money market funds	20,261	20,261	—	—
Collateralized mortgage obligations	809	—	809	—

Total available for sale securities	$21,413	$20,604	$809	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the quarter ended June 30, 2011.

page -25-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and September 30, 2010 are as follows:

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs
(In Thousands)
Impaired Loans	$1,246	$—	$—	$1,246

		(Level 1)	(Level 2)
		Quoted Prices in	Significant Other	(Level 3)
	September 30,	Active Markets for	Observable	Significant
Description	2010	Identical Assets	Inputs	Unobservable Inputs
(In Thousands)
Impaired Loans	$186	$—	$—	$186

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

page -26-

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
Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2011 and September 30, 2010.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.

page -27-

The carrying amounts and estimated fair values of financial instruments as of June 30, 2011 and September 30, 2010 are as follows.

	June 30, 2011		September 30, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value
Assets:

Cash and cash equivalents	$22,991	$22,991	$20,190	$20,190
Securities held to maturity	261,363	267,243	256,088	264,448
Securities available-for-sale	17,293	17,293	21,413	21,413
Loans receivable — net	509,467	527,490	510,093	530,294
Federal Home Loan Bank stock	13,800	13,800	16,096	16,096
Accrued interest receivable	3,077	3,077	3,210	3,210

Liabilities:
Checking, passbook, club and NOW deposit accounts	93,835	93,835	74,651	74,651
Money Market deposit accounts	133,268	133,268	136,079	136,079
Certificate of deposit accounts	303,999	312,376	317,370	325,881
Borrowings	261,900	283,826	272,047	291,857
Accrued interest payable	1,356	1,356	1,407	1,407

Off balance sheet financial instruments	—	—	—	—
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

page -28-

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

page -29-

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
Deferred Tax Assets
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
Changes in Financial Position for the Nine-Month Period Ended June 30, 2011
Total assets at June 30, 2011 were $857.6 million, an increase of $439,000 for the nine-month period then ended. The increase was primarily due to an increase in cash and investments held to maturity of $8.1 million. The increase in assets was partially offset by a decrease in loans receivable of approximately $626,000, investments available for sale of $4.1 million and repurchase of Federal Home Loan Bank Stock of $2.3 million.
There was a growth in deposits during the nine-month period ended June 30, 2011. Total deposits increased $3.0 million to $531.1 million. Advances from borrowers for taxes and insurance also increased by $4.4 million due to the timing of property tax payments. The increase was primarily offset by a decrease in borrowings of $10.1 million due to normal repayments for the period.

page -30-

Comparisons of Results of Operations for the Three-Month and Nine-Month Period Ended June 30, 2011 with the Three-Month and Nine-Month Period Ended June 30, 2010
Net Income
Net income for the three-month period ended June 30, 2011 was $2.0 million compared to $1.3 million for the comparable period in 2010. Basic and diluted earnings per share for the three-month period ending June 30, 2011 was $0.53. There was a onetime Bank Owned Life Insurance (“BOLI”), net death benefit claim, of $927,000 (net of $115,000 state income taxes), or $.24 per diluted share due to the death of an officer in the current quarter. Net income for the nine-month period ended June 30, 2011 was $4.3 million compared to $3.7 million for the comparable period in 2010. Basic and diluted earnings per share for the nine-month period ended June 30, 2011 was $1.16 and $1.15 compared to $1.01 for basic and diluted earnings per share for the comparable period in 2010.
Net Interest Income
Net interest income was $4.8 million for the three-month period ended June 30, 2011 compared to $4.7 million for the comparable period in 2010. Net interest income increased to $13.7 million for the nine-month period ended June 30, 2011 compared to $13.6 million for the comparable period in 2010. The increase occurred for both the three- month and nine-month period ended June 30, 2011 due to a reduction in interest expense that was partially offset by a decrease in interest income. Our average interest rate spread for the three and nine-month periods ended June 30, 2010 and 2011 were 2.07%, 2.03%, 2.11% and 2.03%. Our increase in average balance on interest-bearing liabilities was more than offset by our increase in average balance on interest-bearing assets.
Non-Interest Income
Non-interest income increased to $1.5 million for the three-month period ended June 30, 2011 from $508,000 for the comparable period in 2010. Non-interest income increased to $2.5 million for the nine-month period ended June 30, 2011 from $1.5 million for the comparable period in 2010. The increases are primarily due to a onetime Bank Owned Life Insurance (“BOLI”) benefit of $1.0 million. This increase was offset by a decrease in income on non-deposit products.
Non-Interest Expenses
For the three-month period ended June 30, 2011, non-interest expenses increased by $181,000 or 5.65% to $3.4 million compared to $3.2 million for the same period in 2010. For the nine-month period ended June 30, 2011, non-interest expenses increased by $383,000 or 4.04% to $9.9 million compared to $9.5 million for the same period in 2010. Salary and employee benefits increased $162,000 to $1.9 million and $355,000 to $5.5 million for the three and nine-month period ended June 30, 2011. These increases are primarily due to salary increases and additional employee benefits expense. Occupancy and equipment decreased $30,000 for three-months ended June 30th 2011 compared to the same period in 2010. This is due to additional furniture and fixture expenses in the three-months ended in 2010 related to the opening of our Souderton Branch. An increase of $54,000 for the nine-month period ended June 30th 2011 was due to building maintenance, office depreciation, and taxes related to the opening of our Souderton Branch. FDIC insurance expense increased to $234,000 and $724,000 for the three and nine-month period ended June 30, 2011 compared to $229,000 and $682,000 for the same periods in 2010 due to an increase in deposits. Other expenses increased by $12,000 and decreased by $108,000 for the three and nine-month period ended June 30, 2011. The decrease was primarily due to prior year’s advertising expense relating to the Souderton Branch opening. The annualized ratio of non-interest expenses to average assets for the three and nine-month periods ended June 30, 2011 and 2010 were 1.54%, 1.58% and 1.50%, 1.50%, respectively.

page -31-

Income Taxes
The Company made provisions for income taxes of $739,000 and $1.5 million for the three-month and nine-month period ended June 30, 2011, compared to $500,000 and $1.4 million for the comparable periods in 2010. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.
Liquidity and Capital Recourses
For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans and deposit withdrawals. The Bank regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Bank’s core deposit base. In addition to cash, the Bank maintains a portfolio of short-term investments to meet its liquidity requirements.
The Company (or also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Bank also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.
As of June 30, 2011, the Company had $94.0 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.
The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $332.9 million at June 30, 2011 of which $211.9 was outstanding at June 30, 2011.
The Bank’s net income for the nine-months ended June 30, 2011 was $4.3 million compared to $3.7 million for the comparable period 2010. This increased the Bank’s stockholder’s equity to $56.5 million or 6.59% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

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

page -32-

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2011, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.
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

page -33-

	1 Year	1 to 3	3 to 5	Over 5
(In thousands)	or less	Years	Years	Years	Total
Interest-earning assets:
Mortgage loans	$56,907	$58,490	$46,155	$174,874	$336,426
Commercial loans	41,745	9,343	25,705	13,390	90,183
Mortgage-backed securities	59,405	46,547	22,806	21,911	150,669
Consumer and other loans	66,925	10,193	4,783	11,476	93,377
Investment securities and other investments	71,263	19,022	47,842	22,486	160,613

Total interest-earning assets	296,245	143,595	147,291	244,137	831,268

Interest-bearing liabilities:
Passbook and Club accounts	399	—	—	3,807	4,206
NOW and checking accounts	6,955	—	—	62,594	69,549
Consumer Money Market Deposit accounts	51,252	—	—	57,900	109,152
Business Money Market Deposit accounts	18,087	—	—	6,029	24,116
Certificate accounts	160,424	104,133	39,442	—	303,999
Borrowed money	58,135	70,219	21,575	111,971	261,900

Total interest-bearing liabilities	295,252	174,352	61,017	242,301	772,922

Repricing GAP during the period	$993	$(30,757)	$86,274	$1,836	$58,346

Cumulative GAP	$993	$(29,764)	$56,510	$58,346

Ratio of GAP during the period to total assets	0.12%	-3.59%	10.06%	0.21%

Ratio of cumulative GAP to total assets	0.12%	-3.47%	6.59%	6.80%

page -34-

Item 4.	Controls and Procedures
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
Not applicable.

page -35-

Item 6.	Exhibits and Reports on Form 8-K

No.	Descriptions
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Operating and Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Operating and Financial Officer
The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed file for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

page -36-

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
Date: August 12, 2011	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President Chief Operating and Financial Officer

page -37-