Form 10-K
period 2011-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2011-12-16
CIK 1107160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 3,306,832 shares of the Registrant’s common stock held by non-affiliates (3,769,694 shares outstanding, less 462,862 shares held by affiliates), based upon the closing price of $15.10 for a share of common stock on March 31, 2011, as reported by the Nasdaq Stock Market, was approximately $49.9 million. Shares of common stock held by executive officers, directors and by each person who owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of December 2, 2011: 3,769,694
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders for the year ended September 30, 2011 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

UNITED STATES
HARLEYSVILLE SAVINGS FINANICAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2011

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
General
Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the “Reorganization”). In August 1987, the Bank’s predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County and one office located in Bucks County, Pennsylvania. The Bank’s primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2011, the Company had $835.7 million of total assets, $524.4 million of deposits and $57.1 million of stockholders’ equity. The Company’s stockholders’ equity constituted 6.83% of total assets as of September 30, 2011.

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

Lending Activities
Loan Portfolio Composition. The Company’s loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2011, first mortgage loans on residential properties, including loans on single-family, multi-family residential properties, construction loans and lot loans on such properties, amounted to $342.2 million or 65.0% of the Company’s total loan portfolio. Loans on the Company’s residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency).
As of September 30, 2011, loans secured by commercial real estate and commercial business loans comprised $91.1 million and $6.3 million or 17.3% and 1.2% of the total loan portfolio, respectively. Home equity lines, including installment home equity loans and home equity lines of credit comprised $85.5 million or 16.3% of the total loan portfolio. Consumer loans, including automobile loans, loans on savings accounts and education loans, constituted $1.1 million or 0.2% of the total loan portfolio as of September 30, 2011.
The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	As of September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential
Single-family	$332,642	63.2%	$336,081	65.0%	$343,155	68.2%	$333,885	68.9%	$302,420	71.3%
Multi-family	1,612	0.3	1,807	0.3	1,997	0.4	2,392	0.5	2,589	0.6
Construction	5,818	1.1	4,752	0.9	2,912	0.6	8,346	1.7	6,093	1.4
Lot loans	2,125	0.4	1,986	0.4	1,141	0.2	1,167	0.2	483	0.1
Home equity	85,521	16.3	90,511	17.5	92,343	18.4	92,254	19.1	95,453	22.5
Commercial real estate	91,085	17.3	75,450	14.6	54,341	10.8	37,799	7.8	12,869	3.0

Total real estate loans	518,803	98.6%	510,587	98.7%	495,889	98.6%	475,843	98.2%	419,907	99.0%

Non-real estate loans:
Commercial business loans	6,262	1.2	4,327	0.8	4,982	1.0	6,584	1.4	2,440	0.6
Consumer non-real estate loans	1,136	0.2	1,980	0.5	2,242	0.4	1,955	0.4	1,881	0.4

Total consumer loans	7,398	1.4%	6,307	1.3%	7,224	1.4%	8,539	1.8%	4,321	1.0%

Total loans receivable	526,201	100.0%	516,894	100.0%	503,113	100.0%	484,382	100.0%	424,228	100.0%

Less:
Loans in process	(3,401)		(3,426)		(1,873)		(5,108)		(2,794)
Deferred loan fees	(1,003)		(871)		(755)		(428)		(448)
Allowance for loan losses	(3,311)		(2,504)		(2,094)		(1,988)		(1,933)

Total loans receivable net	$518,486		$510,093		$498,391		$476,858		$419,053

Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2011 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

	Principal Balance	Principal Repayments Contractually Due in Year(s) Ended September 30,
	at September 30,						2026-and
	2011	2012	2013	2014-2016	2017-2020	2021-2025	Thereafter
	(In Thousands)
Residential real estate loans:
Single-family	$332,642	$4,990	$5,322	$17,963	$40,915	$58,545	$204,907
Multi-family	1,612	24	26	87	198	284	993
Construction	5,818	87	93	314	716	1,024	3,584
Lot loans	2,125	115	125	429	963	493	—
Mortgage-backed securities	150,547	2,258	2,559	8,431	18,969	26,647	91,683
Home equity lines of credit	85,521	8,296	8,809	16,335	39,169	12,912	—
Commercial real estate	91,085	3,279	3,552	12,479	28,874	42,901	—
Commercial business loans	6,262	225	88	582	54	626	4,687
Consumer and other loans	1,136	140	150	265	256	141	184

Total(1)	$676,748	$19,414	$20,724	$56,885	$130,114	$143,573	$306,038

(1)
With respect to the $636.6 million of loans and mortgage-backed securities with principal maturities contractually due after September 30, 2012, $562.9 million have fixed rates of interest and $73.7 million have adjustable or floating rates of interest.

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
The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company. The Company generally does not engage in the purchase of whole loans. The Company did engage in the acquisition of participations of commercial loans on a limited basis during fiscal years ended September 30, 2011 and 2010.
On occasion, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests, we generally have sold them to mitigate our risks in certain situations. During the year ended September 30, 2011, we sold no loan participations.

The Company’s total loan originations decreased by $4.8 million or 3.5% in fiscal 2011 and decreased by $17.8 million or 11.7% in fiscal 2010. Of the $130.4 million and $135.2 million of total loans originated in fiscal 2011 and 2010, respectively, $50.4 million and $56.0 million were originated to fund single-family residential properties, $4.0 million and $8.3 million were loans originated to fund multi-family and construction properties and $68.9 million and $66.2 million were to fund commercial real estate and home equity lines of credits which are secured by real estate. The Company’s total real estate loan originations in fiscal 2011 decreased by $6.9 million or 5.3% from the prior year. The non-real estate loans originated totaled $7.1 million and $4.9 million in 2011 and 2010, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.
The Company’s total purchase of mortgage-backed securities increased by $44.9 million and $15.0 million in fiscal 2011 and 2010, respectively. The purchase of these mortgage-backed securities reflects the use of excess funds.
The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended September 30,
	2011	2010
	(In Thousands)
Real estate loan originations:
Residential:
Single-family	$50,423	$55,744
Multi-family	—	—
Construction	3,992	8,268
Lot loans	—	—
Home equity	31,569	35,098
Commercial real estate	37,285	31,076
Commercial business loans	6,262	4,327
Consumer non-real estate loans(1)	858	671

Total loan originations	130,389	135,184
Purchases of mortgage-backed securities	59,889	14,986

Total loan originations, and purchases	190,278	150,170
Principal loan and mortgage-backed securities repayments	161,443	168,848
Transfer of loans to foreclosed real estate	284	—

Total principal repayments and sales	161,727	168,848

Net increase (decrease) in loans and mortgage-backed securities	$28,551	$(18,678)

(1)	Includes installment vehicle loans, secured and unsecured personal loans and lines of credit.
Loan Underwriting Policies. Each loan application received by the Company is underwritten to the standards of the Company’s written underwriting policies as adopted by the Company’s Board of Directors. The Company’s Board of Directors has granted loan approval authority to several officers and employees of the Company, provided that the loan meets the guidelines set out in its written underwriting policies. Individual approval authority of $500,000 has been granted to the Company’s Chief Executive Officer, the Company’s Chief Operating and Financial Officer, and the Company’s Chief Lending Officer. Joint approval authority of $1.0 million has been granted to a combination of at least two of the above named individuals. Individual lending authority of $250,000 has been granted to the Bank’s Vice President/Loan Administration Manager, the Vice President/Loan Customer Service Manager and to the Bank’s Consumer Loan and Residential Mortgage Underwriter, employed by the Company. Additional consumer loan lending authority of $50,000 has been granted to several designated underwriters, employed by the Bank. Loans with policy exceptions require approval by the next highest approval authority. Loans over $1.0 million must be approved by the Company’s Senior Loan Committee or the Board of Directors.

In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has an aggregate loans to one borrower limit of 15% of the Company’s unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2011, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $5.5 million, which did not exceed the Company’s loan to one borrower limitation.
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
The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages (“ARMs”), as well as non-conforming and jumbo fixed-rate loans in amounts up to $2.0 million, are held in the portfolio. It is the Company’s policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2011 and 2010, $338.5 million or 64.3% and $340.8 million or 65.9% of the Company’s total loan portfolio consisted of single-family (including construction loans) residential loans, respectively. As of September 30, 2011, approximately $326.9 million or 96.0% of the Company’s total mortgage loans consisted of fixed-rate, single-family residential mortgage loans. As of such date, $13.7 million or 4.0% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans. Most of the Company’s residential mortgage loans include “due on sale” clauses.
During the years ended September 30, 2011 and 2010, the Company originated $4.0 million and $417,000 of ARM mortgages, respectively. ARMs represented 3.1% and 0.3% of the Company’s total mortgage loan portfolio originations in fiscal 2011 and 2010, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company’s cost of funds.
Multi-family Residential Real Estate Lending. The Company originates mortgage loans secured by multifamily dwelling units. At September 30, 2011, $1.6 million, or 0.3% of our total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank’s local market area. The interest rates for our multifamily residential real estate loans generally adjust at five- to ten-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At September 30, 2011, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2011, $5.8 million or 1.1% of the total loans consisted of construction loans.
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
Home Equity. Home equity loans and lines of credit continue to be a popular product and represented $85.5 million or 16.3% of the loan portfolio at September 30, 2011. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2011, the Company had outstanding 2,680 home equity loans, of which 820 were installment equity loans and 1,860 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $59.5 million and there was approximately $55.2 million of unused credit available on such loans.
Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2011, $91.1 million, or 17.3% of the Bank’s total loan portfolio consisted of loans secured by commercial real estate properties, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty five years. At September 30, 2011, the largest such loan had a balance of $5.5 million.
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
Commercial Business Loans. Our commercial business loans amounted to $6.3 million or 1.2% of the total loan portfolio at September 30, 2011. The Company originates business loans typically for small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing, or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.
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
Consumer Non-Real Estate Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 0.7% and 0.5% during fiscal 2011 and 2010, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company’s consumer loan department offers vehicle loans, personal loans and personal lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

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
As of September 30, 2011, the Company was servicing $1.7 million of loans for others, which consisted of loans sold by the Company to the Federal Home Loan Bank (“FHLB”), in the amount $1.7 million. The Company receives a servicing fee of 0.25% on such loans.
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
All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had $3.4 million of non-accrual loans at September 30, 2011 and $2.1 million of non-accrual loans at September 30, 2010.
If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company’s real estate owned (“REO”) account until it is sold. When property is acquired, it is recorded at the market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under the Company’s underwriting guidelines.
Foreclosed Real Estate. Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had two properties in other real estate owned with balances totaling $196,000 at September 30, 2011 compared to one property with a balance totaling $186,000 as of September 30, 2010. All of the real estate owned properties at September 30, 2011 are residential properties located within the Bank’s primary lending area.

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

	As of September 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Residential real estate loans:
Non-accrual loans	$3,059	$1,716	$335	$244	$—
Accruing loans 90 days overdue	—	147	1,446	192	—
Troubled debt restructurings	—	—	—	—	—

Total	3,059	1,863	1,781	436	—

Commercial loans:
Non-accrual loans	127	312	—	—	—
Accruing loans 90 days overdue	—	—	—	815	—
Troubled debt restructurings	—	—	—	—	—

Total	127	312	—	815	—

Consumer loans:
Non-accrual loans	171	110	—	—	—
Accruing loans 90 days overdue	15	—	119	7	28
Troubled debt restructurings	—	—	—	—	—

Total	186	110	119	7	28

Total non-performing loans:
Non-accrual loans	3,357	2,138	335	244	—
Accruing loans 90 days overdue	15	147	1,565	1,014	28
Troubled debt restructurings	—	—	—	—	—

Total	$3,372	$2,285	$1,900	$1,258	$28

Total non-performing loans to total loans	.40%	.28%	.38%	.26%	n/m	*
Total real estate owned, net of related reserves	$196	$186	$747	—	—
Total non-performing loans and other real estate owned to total assets	.43%	.30%	.32%	.15%	n/m	*

*	Not material
Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company has recorded a provision for loan losses totaling $1.2 million in fiscal 2011 and $600,000 in fiscal 2010, due to the increase in unemployment trends and decline in property values reflecting instability in the economy. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.
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

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Total loans outstanding at end of period	$526,201	$516,894	$503,113	$484,382	$424,228
Average loans outstanding	521,548	510,004	493,748	454,305	408,561

Allowance for loan losses, beginning of year	$2,504	$2,094	$1,988	$1,933	$1,956
Provision for loan losses	1,150	600	400	85	—
Charge-offs:
Single family	(224)	—	—	—	—
Commercial real estate and multi family residential	(105)	(147)	(288)	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity	—	—	—	(13)	(1)
Consumer non-real estate	(14)	(52)	(33)	(27)	(35)

Total charge-offs	(343)	(199)	(321)	(40)	(36)
Recoveries of loans previously charged off	—	9	27	10	13

Allowance for loan losses, end of year	$3,311	$2,504	$2,094	$1,988	$1,933

Allowance for loan losses as a percent non- performing loans	98.19%	109.58%	110.21%	158.03%	6,903.57%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.04%	0.06%	0.01%	0.01%
The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	As of September 30,
	2011		2010		2009		2008		2007
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of total	of	of total	of	of total	of	of total	of	of total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
Single-family residential	$855	63.6%	$803	65.4%	$811	68.4%	$425	69.1%	$304	71.4%
Multi-family residential	16	0.3	18	0.3	20	0.4	24	0.5	5	0.6
Construction	33	1.1	7	0.9	4	0.6	13	1.7	9	1.4
Home equity	431	16.3	405	17.5	357	18.4	202	19.1	240	22.5
Commercial real estate	1,516	17.3	906	14.6	542	9.7	396	7.8	207	3.0
Commercial business loans	214	1.2	4	0.8	104	2.1	188	1.4	24	0.6
Consumer non-real estate loans	5	0.2	22	0.5	21	0.4	20	0.4	17	0.5
Unallocated	241	—	339	—	235	—	720	—	1,126	—

Total loans receivable	$3,311	100.0%	$2,504	100.0%	$2,094	100.0%	$1,988	100.0%	$1,932	100.0%

Investment Activities
The Company’s investment portfolio consists primarily of United States government agency mortgage-backed securities and debt obligations of United States government agencies. The other investments include tax-exempt municipal obligations, money market mutual funds, and stock of the FHLB of Pittsburgh.
As of September 30, 2011, the Company had $125.5 million of mortgage-backed securities, invested in Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), all Government Sponsored Entities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are instrumentalities of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company’s loan portfolio.
At September 30, 2011, The Bank holds $25.2 million in Collateralized Mortgage Obligations of which $21.9 million are issued by Government Sponsored Enterprises and $3.3 million are privately-issued. These private label securities are adequately rated.
The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investments in FHLB stock at the dates indicated.

	September 30,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations (CMO’s)	$150,526	$158,487	$131,604	$138,539	$163,215	$169,995
U.S. Government Sponsored Enterprises (“GSE”) Agency Notes	65,993	66,085	108,807	109,530	82,602	82,857
Municipal securities	16,022	16,815	16,462	17,188	22,592	23,317
Equity securities	355	289	355	343	355	311
U.S. Government Money Market funds	17,420	17,420	20,261	20,261	6,417	6,417
FHLB stock	13,110	13,110	16,096	16,096	16,096	16,096

Total investment and mortgage-backed securities and FHLB stock	$263,426	$272,206	$293,585	$301,957	$291,277	$298,993

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2011. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2011 Which Mature in
			Over One		Over
			Year		Five
		Weighted	Through	Weighted	Through	Weighted	Over	Weighted
	One year	Average	Five	Average	Ten	Average	Ten	Average
	Or less	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in Thousands)

Bonds and other
Debt securities:
Mortgage-backed securities and CMO’s	$—	0.00%	$6,818	4.27%	$23,644	4.60%	$120,064	3.97%
U.S. Government Agency Notes	13,003	0.93%	—	0.00%	—	0.00%	52,990	2.66%
Municipal securities	—	0.00%	—	0.00%	2,587	4.85%	13,435	4.52%

Total	$13,003	0.93%	$6,818	4.27%	$26,231	4.62%	$186,489	3.64%

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
The following table shows the distribution of, and certain other information relating to, the Company’s deposits by type as of the dates indicated.

	As of September 30,
	2011		2010
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in Thousands)
Passbook and club accounts	$4,194	0.8%	$3,739	0.7%
NOW and interest-bearing checking accounts	69,310	12.5	53,897	10.2
Non-interest-bearing checking accounts	20,836	4.7	17,014	3.2
Money market demand accounts	131,919	25.2	133,540	25.3
Certificates of deposit:
3 month	948	0.2	971	0.2
6 month	3,783	0.7	3,182	0.6
7 month	17,989	3.4	24,942	4.7
9 month	7,023	1.3	9,006	1.7
12 month	22,813	4.4	34,742	6.6
15 month	4,849	0.9	5,513	1.0
17 month	3,487	0.7	4,816	0.9
18 month	3,607	0.7	4,245	0.8
20 month	24,776	4.7	28,479	5.4
24 month	12,783	2.4	7,576	1.4
36 month	27,968	5.3	46,507	8.8
48 month	52,711	10.1	48,448	9.2
60 month	43,483	8.3	29,239	5.5
Other	100	0.0	100	0.0
Retirement accounts:
Money market deposit accounts	2,692	0.5	2,540	0.5
Certificates of deposit	69,130	13.2	69,604	13.3

Total deposits	$524,401	100.0%	$528,100	100.0%

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
The following table presents certain information concerning the Company’s deposit accounts as of September 30, 2011 and the scheduled quarterly maturities of its certificates of deposit.

			Weighted
		Percentage of	Average
	Amount	Total Deposits	Nominal Rate
	(Dollars in Thousands)
Passbook and club accounts	$4,194	0.8%	0.83%
NOW and interest-bearing checking accounts	69,310	13.2	0.16
Non-interest-bearing checking accounts	20,836	4.0	0.00
Money market deposits accounts(1)	134,611	25.6	0.32

Total	$228,951	43.6%	0.26%

Certificate accounts maturing by quarter:
December 31, 2011	$49,470	9.4%	1.56%

March 31, 2012	37,661	7.2	0.95
June 30, 2012	23,072	4.4	1.38
September 30, 2012	14,950	2.9	1.53
December 31, 2012	14,629	2.8	2.15

March 31, 2013	18,229	3.5	2.34
June 30, 2013	16,992	3.2	2.02
September 30, 2013	11,792	2.2	0.00
December 31, 2013	16,462	3.1	3.33

March 31, 2014	17,070	3.3	2.83
June 30, 2014	14,030	2.7	2.56
September 30, 2014	16,033	3.1	2.13

Thereafter	45,060	8.6	2.39

Total certificate accounts(1)	295,450	56.4	1.98

Total deposits	$524,401	100.0%	1.22%

(1)	Includes retirement accounts.
Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $125.2 million of certificates of deposit which mature during the 12 months ending September 30, 2012.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended September 30,
	2011	2010
	(In Thousands)
Increase (decrease) before interest credited	$(9,828)	$53,598
Interest credited	6,129	7,901

Net deposit (decrease) increase	$(3,699)	$61,499

The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2011 which mature during the periods indicated.

	As of	Amounts at September 30, 2011 Maturing
	September 30,	One Year
	2011	or Less	Two Years	Three Years	Thereafter
	(In Thousands)
Certificate accounts:
0.01% to 2.00%	$146,744	$96,782	$27,200	$12,868	$9,894
2.01% to 4.00%	142,438	25,792	33,032	48,448	35,166
4.01% to 6.00%	6,268	2,580	1,410	2,278	—

Total certificate accounts(1)	$295,450	$125,154	$61,642	$63,594	$45,060

(1)	Includes retirement accounts.
The following table sets forth the maturity of our certificates of deposit of $100,000 or more at September 30, 2011, by time remaining to maturity.

At September 30, 2011
		Weighted
		Average
Quarter Ending:	Amount	Rate
	(Dollars in Thousands)
December 31, 2011	$8,517	1.63%
March 31, 2012	6,808	0.97
June 30, 2012	4,145	1.47
September 30, 2012	1,925	1.83
After September 30, 2012	40,146	2.59

Total certificates of deposit with balances of $100,000 or more	$61,541	2.18%

Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See “Regulation - Regulation of the Bank — Federal Home Loan Bank System.” At September 30, 2011, the Bank had advances with maturities of one year or less totaling $53.0 million at an interest rate of 4.50% and FHLB advances with maturities of 13 months to 10 years totaling $147.2 million at interest-rates ranging from 3.01% to 5.29%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million at interest-rates ranging from 4.37% to 6.02%.

Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh’s assessment of the Bank’s creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.
The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

	September 30,
	2011		2010
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars In Thousands)
Advances	$250,194	4.34%	$272,047	4.33%
The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

	Year Ended September 30,
	2011	2010
	(In Thousands)
Advances:
Average balance outstanding	$918	$1,225
Maximum amount outstanding at any month-end during the period	$7,500	$10,000

Weighted average interest rate during the period	0.72%	0.71%
Employees
The Company had 85 full-time employees and 45 part-time employees as of September 30, 2011. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.
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
Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and (ii) contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings bank to an affiliate.
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
Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The recently enacted legislation described below amended the Federal Deposit Insurance Act (“FDIA”) to incorporate this policy into law. Section 18 of the FDIA describes the circumstances under which a Federal banking agency would be protected from a claim by an affiliate or a controlling shareholder of an insured depository institution seeking the return of assets of such an affiliate or controlling shareholder. Under that provision, a claim would not be permitted if (1) the insured depository institution was under a written Federal directive to raise capital, (2) the institution was undercapitalized, and (3) the subject Federal banking agency followed the procedures set forth in Section 5(g) of the BHCA
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

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
The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.
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

FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).The Bank does not participate in either of these programs.
The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.
In 2009, the FDIC collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $382,000. The special assessment was fully expensed by the Company in the second quarter of 2009. In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $3.1 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of fiscal 2011 was .0025% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance. At September 30, 2011, the Bank exceeded all of its regulatory capital requirements.

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
The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2011, the Bank met each of its capital requirements.
Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At September 30, 2011, the Bank was in the “well capitalized” category.
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
Pursuant to FDIC regulations promulgated under Section 24 of the FDIA, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the Bank’s subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. As of September 30, 2011, $289,000 was invested by HARL, LLC in such equity securities.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Pittsburgh is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At September 30, 2011, the Bank had $200.2 million of Federal Home Loan Bank advances and $75.0 million available on its credit line with the Federal Home Loan Bank.
As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At September 30, 2011, the Bank was in compliance with the applicable requirement.
The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At September 30, 2011, the Bank was in compliance with its reserve requirements.
Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.
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
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.
Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) on or after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.
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
Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2011 and 2010 includes approximately $1.3 million representing bad debt deductions for which no deferred income taxes have been provided.
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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2011, the Bank had no net operating loss carryforwards for federal income tax purposes.
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
Other Matters. The Company’s federal income tax returns for its tax years 2007 and beyond are open under the statute of limitations and are subject to review by the Internal Revenue Service (“IRS”).
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
Subsidiary
The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2011 amounted to approximately $172.6 million. The Bank has two limited liability company subsidiaries, Freedom Financial Solutions LLC (“FFS”) and HARL, LLC. FFS was established to engage in the sale of insurance products through a third party. HARL, LLC was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

Item 1A.	Risk Factors.
Not applicable.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
As of September 30, 2011, the Company conducted its business from its main office in Harleysville, Pennsylvania and six other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

					Net Book Value of
					Property and
			Lease		Leasehold
		Owned or	Expiration		Improvements at
County	Address	Leased	Date		September 30, 2011	Deposits
					(In Thousands)
Montgomery	1889 Ridge Pike	Owned	—		$1,646	$23,621
	Royersford, Pennsylvania
Montgomery	271 Main Street	Owned	—		916	196,576
	Harleysville, Pennsylvania
Montgomery	640 East Main Street	Leased	May 2043	(1)	775	54,158
	Lansdale, Pennsylvania
Montgomery	1550 Hatfield Valley Road	Leased	January 2064	(1)	759	89,368
	Hatfield, Pennsylvania
Montgomery	2301 West Main Street	Owned	—		358	86,158
	Norristown, Pennsylvania
Montgomery	3090 Main Street	Owned	—		180	59,643
	Sumneytown, Pennsylvania
Bucks	741 North County Line Road	Owned	—		2,809	14,877
	Souderton, Pennsylvania

Total					$7,443	$524,401

(1)	The land at this office is leased; however, the Bank owns the building.

Item 3.	Legal Proceedings.
The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.	[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 12 hereof.
Harleysville Savings Financial Corporation’s common stock is listed on the Nasdaq Global Market under the symbol “HARL”. The common stock was issued at an adjusted price of $1.45 per share in connection with the Company’s conversion from mutual to stock form and the common stock commenced trading on the NASDAQ Stock Market on September 3, 1987. Prices shown below reflect the prices reported by the NASDAQ Stock Market during the indicated periods. The closing price of the common stock on September 30, 2011 was $14.01 per share. There were 3,758,751 shares of common stock outstanding as of September 30, 2011, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

				Cash Dividends
For The Quarter Ended	High	Low	Close	Declared

September 30, 2011	$15.52	$11.57	$14.01	$0.19
June 30, 2011	15.74	14.75	15.25	0.19
March 31, 2011	15.56	14.60	15.24	0.19
December 31, 2010	15.72	14.01	15.03	0.19

September 30, 2010	$15.85	$14.00	$14.57	$0.19
June 30, 2010	16.20	13.30	15.29	0.19
March 31, 2010	14.25	13.06	13.90	0.19
December 31, 2009	14.37	12.02	13.86	0.19
(b) Not applicable.
(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of fiscal 2011.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs(1)
July 1–31, 2011	—	—	—	50,492
August 1–31, 2011	—	—	—	50,492
September 1–30, 2011	—	—	—	50,492

Total	—	$—	—	50,942

(1)
On June 30, 2008, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of common stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6.	Selected Financial Data.

Selected Balance Sheet Data:	As of September 30,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Total Assets	$835,713	$857,140	$830,007	$825,675	$773,544
Cash and investment securities	122,306	166,063	121,364	89,483	118,920
Mortgage-backed securities	150,547	131,628	163,215	214,690	193,660
Total Investments	272,853	297,691	284,579	304,173	312,580
Consumer loans receivable	424,424	431,966	440,367	433,743	405,064
Commercial loans receivable	97,373	80,631	60,118	45,103	15,922
Allowance for loan losses	(3,311)	(2,504)	(2,094)	(1,988)	(1,933)
Total Loans Receivable Net	518,486	510,093	498,391	476,858	419,053
FHLB stock	13,110	16,096	16,096	16,574	14,140
Checking accounts	90,146	70,912	58,463	53,166	51,202
Savings accounts	138,805	139,818	80,373	54,647	54,690
Certificate of deposit accounts	295,450	317,370	327,765	317,700	318,143
Total Deposits	524,401	528,100	466,601	425,513	424,035
Advances	250,194	272,047	309,046	347,846	298,609
Total stockholders’ equity	57,082	53,351	50,139	47,209	47,041
Book value per share	15.19	14.47	13.82	13.23	12.65

	Year Ended September 30,
Selected Operations Data:	2011	2010	2009	2008	2007
Interest income	$37,573	$40,018	$41,343	$43,076	$40,289
Interest expense	19,034	21,747	24,886	29,016	28,806

Net interest income	18,539	18,271	16,457	14,060	11,483
Provision for loan losses	1,150	600	400	85	—

Net interest income after provision for loan losses	17,389	17,671	16,057	13,975	11,483

Realized gain (loss) on securities, including impairment	—	—	(454)	(179)	160
Other income	2,986	1,987	1,925	1,909	1,730
Other expense	13,125	12,702	11,527	10,094	9,216

Income before taxes	7,250	6,956	6,001	5,611	4,157
Income tax expense	1,855	1,948	1,285	1,232	911

Net income	$5,395	$5,008	$4,716	$4,379	$3,246

Earnings per share — basic	$1.45	$1.37	$1.31	$1.20	$0.85
Earnings per share — diluted	1.44	1.36	1.31	1.20	0.83
Dividends per share	0.76	0.76	0.73	0.69	0.68

	Year Ended September 30,
Selected Other Data:	2011	2010	2009	2008	2007
Return on average assets(1)	0.63%	0.59%	0.57%	0.54%	0.42%
Return on average equity(1)	9.79%	9.73%	9.70%	9.42%	6.71%
Dividend payout ratio	52.38%	55.41%	55.60%	57.26%	80.02%
Average equity to average assets(1)	6.46%	6.07%	5.90%	5.76%	6.13%
Interest rate spread(1)	2.07%	2.04%	1.84%	1.57%	1.39%
Net yield on interest-earning assets(1)	2.23%	2.21%	2.04%	1.79%	1.58%
Ratio of non-performing assets to total assets at end of period	0.40%	0.30%	0.32%	0.15%	0.00%
Ratio of interest-earning assets to interest-bearing liabilities at end of period	107.30%	106.47%	106.45%	105.93%	104.75%
Full service banking offices at end of period	7	7	6	6	6

(1)	All ratios are based on average monthly balances during the indicated periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist in understanding our financial condition, and the results of operations for Harleysville Savings Financial Corporation, and its subsidiary Harleysville Savings Bank, for the fiscal years ended September 30, 2011 and 2010. The information in this section should be read in conjunction with the Company’s financial statements and the accompanying notes included elsewhere herein.
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
The Company’s total assets at September 30, 2011 amounted to $835.7 million compared to $857.1 million as of September 30, 2010. The decrease in assets was primarily due to a decrease in total investments of $27.2 million and repurchase of FHLB stock of $3.0 million. The decrease in investments and FHLB stock was partially offset by an increase in loans receivable and cash of $10.8 million. Total liabilities at September 30, 2011 were $778.6 million compared to $803.8 million at September 30, 2010. The decrease in liabilities was due to an decrease in total deposits of $3.7 million and a decrease in borrowings of $21.9 million. Stockholder’s equity totaled $57.1 million at September 30, 2011 compared to $53.4 million as of September 30, 2010.
During fiscal 2011, net interest income increased $268,000 or 1.47% from the prior fiscal year. This increase was the result of a .41% decrease in the average interest-earning assets which was offset by a .36% decrease in average interest-bearing liabilities, and an increase in the interest rate spread to 2.07% in fiscal year 2011 from 2.04% in fiscal year 2010. Net income for fiscal 2011 was $5.4 million compared to $5.0 million for the fiscal year ended 2010. The Company’s return on average assets (net income divided by average total assets) was 0.63% during fiscal 2011 compared to 0.59% during fiscal 2010. Return on average equity (net income divided by average equity) was 9.79% during fiscal 2011 compared to 9.73% during fiscal year 2010.

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

	As of September 30,	For The Year Ended September 30,
	2011	2011			2010			2009
		Average			Average			Average
	Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans(2)(3)	5.56%	$332,145	$18,952	5.71%	$345,041	$20,127	5.83%	$340,311	$20,024	5.88%
Mortgage-backed securities	3.87%	139,801	5,675	4.06%	148,137	6,879	4.64%	190,934	9,187	4.81%
Commercial loans	5.80%	87,798	5,146	5.86%	70,404	4,218	5.99%	51,103	3,096	6.06%
Consumer and other loans(3)	4.53%	102,346	4,046	3.95%	106,758	4,380	4.10%	106,216	4,772	4.49%
Investments	1.65%	167,414	3,754	2.24%	155,757	4,414	2.83%	117,152	4,264	3.64%

Total interest-earning assets	4.50%	829,504	37,573	4.53%	826,097	40,018	4.84%	805,716	41,343	5.13%

Interest-bearing liabilities:
Savings and money market	0.33%	139,811	602	0.43%	110,095	932	0.85%	67,509	961	1.42%
Checking	0.16%	61,604	49	0.08%	49,998	85	0.17%	44,151	172	0.39%
Certificates of deposit	1.98%	308,611	6,837	2.22%	324,853	8,017	2.47%	315,672	9,824	3.11%

Total deposits	1.27%	510,026	7,488	1.47%	484,946	9,034	1.86%	427,332	10,957	2.26%

Borrowings	4.34%	263,084	11,546	4.39%	290,956	12,713	4.37%	329,567	13,929	4.23%

Total interest-bearing liabilities	2.29%	773,110	19,034	2.46%	775,902	21,747	2.80%	756,899	24,886	3.29%

Net interest income/interest rate spread	2.21%		$18,539	2.07%		$18,271	2.04%		$16,457	1.84%

Net interest-earning assets/net yield on interest-earning assets(1)		$56,394		2.23%	$50,195		2.21%	$48,817		2.04%

Ratio of interest-earning assets to interest-bearing liabilities				107.3%			106.5%			106.5%

(1)	Net interest income divided by average interest-earning assets.

(2)	Loan fee income is immaterial to this analysis.

(3)
There were 29 non-accruing loans totaling $3,357,000 at September 30, 2011, 17 non-accruing loans totaling $2,138,000 at September 30, 2010 and two non-accruing loans totaling $335,000 at September 30, 2009.

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

	Fiscal 2011 Compared			Fiscal 2010 Compared
	to Fiscal 2010			to Fiscal 2009
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on interest-earning assets:
Mortgage loans(1)	$(742)	$(433)	$(1,175)	$272	$(169)	$103
Mortgage-backed securities	(372)	(831)	(1,203)	(1,997)	(312)	(2,309)
Commercial	1,017	(89)	928	1,156	(34)	1,122
Consumer and other loans(1)	(178)	(157)	(335)	24	(415)	(391)
Interest and dividends on Investments	369	(1,029)	(660)	457	(307)	150

Total	94	(2,539)	(2,445)	(88)	(1,237)	(1,325)

Interest expense on interest-bearing liabilities:
Deposits	43	(1,589)	(1,546)	241	(2,164)	(1,923)
Borrowings	(1,223)	56	(1,167)	(1,709)	493	(1,216)

Total	(1,180)	(1,533)	(2,713)	(1,468)	(1,671)	(3,139)

Net change in net interest income	$1,274	$(1,006)	$268	$1,380	$434	$1,814

(1)
There were 29 non-accruing loans totaling $3,357,000 at September 30, 2011, 17 non-accruing loans totaling $2,138,000 at September 30, 2010 and two non-accruing loans totaling $335,000 at September 30, 2009.

Net Interest Income
Net interest income increased by $268,000 or 1.5% in fiscal 2011, over the prior year. The increase in the net interest income in fiscal 2011 was due to an increase in the interest rate spread between interest bearing assets and interest earning liabilities in spite of a decrease in the balance sheet. The driving factors are further explained below under “— Interest Income” and “— Interest Expense.”
Interest Income
Interest income on mortgage loans decreased by $1.2 million or 5.8% in fiscal 2011 and from the prior year. During fiscal 2011, the average balance of mortgage loans decreased $12.9 million or 3.7% and the yield decreased by 12 basis points. The decrease in income was a reflection of a decrease in loan volume. The majority of loans during the year were fixed rate mortgages. The decrease in interest on mortgage-backed securities reflects a decrease in average balance by $8.3 million or 5.6%, and a decrease in yield of 58 basis points in fiscal 2011. During fiscal 2011, the average consumer and other loan average balance decreased $4.4 million or 4.1% and the yield decreased by 15 basis points. The increase on interest income on commercial loans during fiscal 2011 reflected an increase in average balance of $17.4 million which was partially offset by a decrease in yield of 13 basis points.
Interest and dividends on investments decreased by $660,000 or 15.0% in fiscal 2011 from fiscal 2010. During fiscal 2011, the decrease in income resulted from a decrease in yield of 59 basis points in spite of an increase in average balance of $11.7 million or 7.5%. The increase in the average balance in fiscal 2011 reflects funds that were deployed from normal cash flows due to deposit growth.
Interest Expense
Interest expense on deposits decreased $1.5 million or 17.1% in fiscal 2011 as compared to the prior year. In fiscal 2011, the average balance of deposits increased by $25.1 million. The average rate paid on deposits was 1.5% for the year ended September 30, 2011, compared to 1.86% for the year ended September 30, 2010. The average rate paid on deposits is a direct reflection of the falling interest rate environment.
Interest expense on borrowings decreased by $1.2 million or 9.2% in fiscal 2011 as compared to the prior year. The increase in 2011 was the result of a decrease in the average balance in borrowings of $27.9 million or 9.6%. Borrowings were primarily paid down by the increase of deposits and also the maturity of investments during fiscal 2011.
Provision for Loan Losses
Management establishes reserves for losses on loans when it determines that losses are probable. The adequacy of loan loss reserves is based upon a regular monthly review of loan delinquencies and “classified assets”, as well as local and national economic trends. The allowance for loan losses totaled $3.3 million and $2.5 million at September 30, 2011 and 2010 or 0.6% and 0.5% of total loans at September 30, 2011 and 2010, respectively. The Company recorded an increased provision for loan losses of $1.2 million in fiscal 2011 compared to $600,000 in fiscal 2010, due to the increase in unemployment trends and declines in property values reflecting instability in the economy.
Other Income
The Company’s total other operating income increased to $3.0 million in fiscal 2011 compared to $2.0 million in fiscal 2010. The increase in fiscal 2011 was primarily due to a one-time bank-owned life insurance (“BOLI”) benefit claim of $1.0 million due to the death of an officer. Bank —owned life insurance income was $1.5 million in fiscal 2011 compared to $512,000 in fiscal 2010.
Customer service fees were $549,000 and $641,000 in fiscal 2011 and 2010, respectively. The decrease was due to less NSF fees during 2011.

Other income, which consists primarily of loan servicing fees, the sale of non-deposit products and insurance commissions, increased by $55,000 or 6.6% during fiscal 2011. The fees, which comprise other income, are set by the Company at a level, which is intended to cover the cost of providing the related services and expenses to customers and employees.
Other Expenses
Salaries and employee benefits increased by $457,000 or 6.6% in fiscal 2011 as compared to fiscal 2010. The increased expenses of salaries and employee benefits during the periods are attributable to increased staffing, due to a new branch and bank growth, normal salary increases and increased employee benefit expenses as well as stock compensation expense.
Occupancy and equipment expense increased by $46,000 or 3.4% in fiscal 2011 compared to fiscal 2010. Data processing costs increased by $94,000 in fiscal 2011. The increase in occupancy and equipment expenses in fiscal 2011 was attributable to a new satellite branch, normal growth, normal technology needs and inflationary effects.
Other expenses, which consist primarily of advertising expenses, directors’ fees, ATM network fees, professional fees, checking account costs, REO expenses, and stockholders expense increased by $5,000 or 0.2% in fiscal 2011 compared to fiscal 2010. The increase in other expenses in 2011 was attributable to increases in advertising, office supplies, audit expense and REO expenses. Many of these expenses were attributable to natural growth of our customer base and overall growth of our retail and business banking.
FDIC insurance expense for the fiscal year 2011 decreased $179,000 or 19.8% from fiscal 2010 due to a change in the FDIC method of calculating the basis of the premium and as well as reducing the rate charge which took effect on April 1, 2011.
Income Taxes
The Company recorded income tax provisions of $1.9 million and $1.9 million for fiscal year 2011 and 2010, respectively. The effective tax rate was 25.6% in fiscal 2011 compared to 28.0% in fiscal 2010. See Note 8 of the “Notes to Consolidated Financial Statements” which provides an analysis of the provision for income taxes.
Commitments and Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2011 and 2010, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2011 and 2010, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Company is obligated amounted to approximately $84.0 million and $78.5 million, respectively.

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2011 and September 30, 2010, the Company had letters of credit outstanding of approximately $405,000 and $405,000, respectively, of which all are standby letters of credit. At September 30, 2011 and 2010, the uncollateralized portion of the letters of credit extended by the Company was approximately $191,000 and $135,000, respectively.
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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2011.

Total Amounts
Committed
(In Thousands)
Letters of credit	$405
Commitments to originate loans	17,466
Unused portion of home equity lines of credit	55,208
Unused portion of commercial lines of credit	7,772
Undisbursed portion of construction loans in process	3,401

Total commitments	$84,252

Contractual Obligations
The Company’s contractual cash obligations at September 30, 2011 were as follows:

		Less Than	1 to 3	3 to 5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Lease agreements	$695	$135	$277	$283	$—
Borrowings	250,194	53,029	60,341	27,656	109,168
Certificates of deposit	295,450	125,154	125,236	45,060	—

	$546,338	$178,318	$185,852	$73,000	$109,168

Liquidity and Capital Resources
The Company’s assets decreased to $835.7 million as of September 30, 2011 from $857.1 million at September 30, 2010. Stockholders’ equity increased to $57.1 million as of September 30, 2011 from $53.4 million at September 30, 2010. As of September 30, 2011, stockholders’ equity amounted to 6.8% of the Bank’s total assets under accounting principles generally accepted in the United States of America (“GAAP”). For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans, deposit withdrawals and repayment of borrowings. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company’s core deposit base. In addition to cash, the Company maintains a portfolio of cash flows generating investments to meet its liquidity requirements. The Company also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Company also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.
As of September 30, 2011, the Company had a remaining borrowing capacity with the FHLB of Pittsburgh of approximately $165.1 million. To the extent that the Company cannot meet its liquidity needs with normal cash flows and deposit growth, the Company will be able to utilize the available borrowing capacity provided by the FHLB of Pittsburgh to fund asset growth and loan commitments.

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
The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2011, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid. However, many of our assets can prepay at any time without a penalty unlike many of our liabilities that have a contractual maturity.
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

	1 Year	1 to 3	3 to 5	Over 5
	or less	Years	Years	Years	Total
	(In Thousands)
Interest-earning assets:
Mortgage loans	$56,557	$59,050	$46,569	$180,021	$342,197
Commercial loans	49,658	17,216	14,329	16,144	97,347
Mortgage-backed securities	55,908	41,406	23,289	29,944	150,547
Consumer and other loans	68,042	9,690	4,552	4,373	86,657
Investment securities and other investments	80,462	23,846	21,445	5,806	131,559

Total interest-earning assets	310,627	151,208	110,184	236,288	808,307

Interest-bearing liabilities:
Passbook and Club accounts	401	—	—	3,793	4,194
NOW and interest-bearing checking accounts	6,931	—	—	62,379	69,310
Consumer Money Market Deposit accounts	53,172	—	—	58,021	111,193
Business Money Market Deposit accounts	17,563	—	—	5,855	23,418
Certificate accounts	126,177	124,560	44,713	—	295,450
Borrowed money	57,708	59,253	26,389	106,844	250,194

Total interest-bearing liabilities	261,952	183,813	71,102	236,892	753,759

Repricing GAP during the period	$48,675	$(32,605)	$39,082	$(604)	$54,548

Cumulative GAP	$48,675	$16,070	$55,152	$54,548

Ratio of GAP during the period to total assets	5.82%	-3.90%	4.68%	-0.07%

Ratio of cumulative GAP to total assets	5.82%	1.92%	6.60%	6.53%

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
Harleysville, Pennsylvania
We have audited the accompanying consolidated statements of financial condition of Harleysville Savings Financial Corporation and subsidiary (“the Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Allentown, Pennsylvania
December 16, 2011

Consolidated Statements of Financial Condition

	September 30,
(In thousands, except share data)	2011	2010
Assets
Cash and amounts due from depository institutions	$3,857	$4,052
Interest bearing deposits	18,725	16,138

Total cash and cash equivalents	22,582	20,190

Investments and mortgage-backed securities:
Available for sale (amortized cost — 2011, $18,560; 2010, $21,401)	18,515	21,413
Held to maturity (fair value — 2011, $240,581; 2010, $264,448)	231,756	256,088
Loans receivable (net of allowance for loan losses — 2011, $3,311; 2010, $2,504)	518,486	510,093
Accrued interest receivable	2,847	3,210
Federal Home Loan Bank stock — at cost	13,110	16,096
Foreclosed real estate	196	186
Office properties and equipment, net	12,005	12,158
Prepaid expenses and other assets	16,216	17,706

TOTAL ASSETS	$835,713	$857,140

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$524,401	$528,100
Long-term debt	250,194	272,047
Accrued interest payable	1,315	1,407
Advances from borrowers for taxes and insurance	1,368	1,247
Accounts payable and accrued expenses	1,353	988

Total liabilities	778,631	803,789

Commitments and contingencies (Notes 12 & 13)

Stockholders’ Equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued: share outstanding 2011, 3,758,751; 2010 3,687,409	39	39
Additional paid-in capital	8,346	8,126
Treasury stock, at cost (2011, 162,426 shares; 2010, 233,768 shares)	(2,405)	(3,383)
Retained earnings — partially restricted	51,131	48,562
Accumulated other comprehensive income (loss)	(29)	7

Total stockholders’ equity	57,082	53,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835,713	$857,140

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended September 30,
(In thousands, except share data)	2011	2010
Interest Income:
Interest and fees on mortgage loans	$18,953	$20,127
Interest on mortgage-backed securities	5,675	6,879
Interest on commercial loans	5,146	4,218
Interest on consumer and other loans	4,046	4,380
Interest on taxable investments	2,905	3,385
Interest on tax-exempt investments	845	1,026
Dividends on investment securities	3	3

Total interest and dividend income	37,573	40,018

Interest Expense:
Interest on deposits	7,488	9,034
Interest on borrowings	11,546	12,713

Total interest expense	19,034	21,747

Net Interest Income	18,539	18,271
Provision for Loan Losses	1,150	600

Net Interest Income, after Provision for Loan Losses	17,389	17,671

Other Income:
Customer service fees	549	641
Income on bank-owned life insurance	1,548	512
Other income	889	834

Total other income	2,986	1,987

Other Expenses:
Salaries and employee benefits	7,403	6,946
Occupancy and equipment	1,382	1,336
Deposit insurance premiums	727	906
Data processing	743	649
Other	2,870	2,865

Total other expenses	13,125	12,702

Income before Income Taxes	7,250	6,956

Income tax expense	1,855	1,948

Net Income	$5,395	$5,008

Earnings Per Share:
Basic	$1.45	$1.37

Diluted	$1.44	$1.36

Weighted Average Shares Outstanding:
Basic	3,726,599	3,658,300

Diluted	3,758,281	3,685,004

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In Thousands)	2011		2010

Net Income	$5,395		$5,008

Other Comprehensive Income

Unrealized (loss) gain on securities available for sale, net of tax 2011, ($21); 2010, $19	(36	)(1)	36	(1)

Total Comprehensive Income	$5,359		$5,044

	2011	2010

(1) Disclosure of reclassification amount, net of tax for the years ended:
Net unrealized gain (loss) arising during the year	$(57)	$55
Reclassification adjustment for realized gains included in net income	—	—

	$(57)	$55
Tax effect	21	(19)

Net unrealized (loss) gain on securities available for sale	$(36)	$36

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share data)	Outstanding	Stock	Capital	Restricted	Income (Loss)	Stock	Equity

Balance at September 30, 2009	3,627,696	$39	$8,002	$46,329	$(29)	$(4,202)	$50,139
Net income				5,008			5,008
Dividends — $.76 per share				(2,775)			(2,775)
Stock based compensation			167				167
Treasury stock purchased	(5,659)					(78)	(78)
Treasury stock delivered under ESOP	10,000					137	137
Treasury stock delivered under dividend reinvestment plan	41,089		15			554	569
Employee options exercised	14,283		(58)			206	148
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					36		36

Balance at September 30, 2010	3,687,409	39	8,126	48,562	7	(3,383)	53,351

Net income				5,395			5,395
Dividends — $.76 per share				(2,826)			(2,826)
Stock based compensation			214				214
Treasury stock delivered under ESOP	10,000		10			137	147
Treasury stock delivered under dividend reinvestment plan	41,540		43			569	612
Employee options exercised	19,802		(47)			272	225
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					(36)		(36)

Balance at September 30, 2011	3,758,751	$39	$8,346	$51,131	$(29)	$(2,405)	$57,082

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended September 30,
(In Thousands)	2011	2010

Operating Activities:
Net Income	$5,395	$5,008
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	615	570
Provision for loan losses	1,150	600
Writedowns of foreclosed real estate	91	—
(Gain) loss on sale of foreclosed real estate	(7)	159
Amortization of deferred fees	197	96
Net (accretion) amortization of premiums and discounts	(193)	192
Increase in cash surrender value of bank owned life insurance	(491)	(512)
Gain on death benefit on bank owned life insurance policy	(1,057)	—
Stock based compensation	214	167
Changes in assets and liabilities which provided (used) cash:
Increase (decrease) in accounts payable and accrued expenses	365	(182)
Decrease (increase) in prepaid expenses and other assets	1,133	(1,205)
Decrease in accrued interest receivable	363	509
Decrease in accrued interest payable	(92)	(199)

Net cash provided by operating activities	7,683	5,203

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(59,889)	(14,986)
Purchase of investment securities held to maturity	(54,232)	(129,352)
Purchase of investment securities available-for-sale	(90,701)	(131,264)
Redemption of FHLB stock	2,986	—
Proceeds from the redemption of investment securities available-for-sale	93,542	117,400
Proceeds from maturities of investment securities held to maturity	97,568	109,434
Proceeds from sale of foreclosed real estate	190	588
Purchase of bank owned life insurance	(191)	—
Proceeds on bank owned life insurance	2,117	—
Principal collected on mortgage-backed securities held to maturity	41,078	46,248
Principal collected on long-term loans	120,365	122,600
Long-term loans originated or acquired	(130,389)	(135,184)
Purchase of premises and equipment	(462)	(2,242)

Net cash provided by (used in) investing activities	21,982	(16,758)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	18,221	71,894
Net decrease in certificates of deposit	(21,920)	(10,395)
Cash dividends	(2,214)	(2,206)
Repayment of long-term debt	(21,853)	(36,999)
Acquisition of treasury stock	—	(78)
Sale of treasury stock delivered under employee stock plans	372	285
Net increase (decrease) in advances from borrowers for taxes and insurance	121	(198)

Net cash (used in) provided by financing activities	(27,273)	22,303

INCREASE IN CASH AND CASH EQUIVALENTS	2,392	10,748

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,190	9,442

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,582	$20,190

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$19,126	$21,946
Income taxes	1,205	1,825
Non-cash transfer of loans to foreclosed real estate	284	186
See notes to consolidated financial statements

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
Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, including interest-bearing demand deposits in banks.
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
For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.
For debt securities, accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
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
Foreclosed Real Estate — Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had foreclosed real estate of $196,000 and $186,000 as of September 30, 2011 and 2010, respectively.
Office Properties and Equipment — Land is carried at cost. Office properties and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets that range from four to forty years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.
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
Management believes no impairment charge is necessary related to the FHLB or restricted stock as of September 30, 2011.
Cash Surrender Value Of Bank Owned Life Insurance (BOLI) — The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income as income on BOLI. The cash surrender value of the insurance policies is recorded as an asset in other assets in the consolidated statements of financial condition and amounted to $13,542,000 and $13,920,000 at September 30, 2011 and 2010, respectively. During the year ended September 30, 2011, income on BOLI included a $1.0 million death benefit claim.

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
The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at September 30, 2011 and 2010, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of Pennsylvania. The Company is no longer subject to examination by taxing authorities for the years before October 1, 2007.
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
Stock Based Compensation — The Company currently has several stock based compensation plans in place for employees and directors of the Company. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense for the years ended September 30, 2011 and 2010 was $214,000 and $167,000, respectively. The tax benefit recognized related to the compensation expense for the years ended September 30, 2011 and 2010 was $22,000 and $18,000, respectively.
Earnings Per Share — Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock awards, and are determined using the treasury stock method. The weighted average shares outstanding used to calculate earnings per share were as follows:

	Year Ended September 30,
	2011	2010
Weighted average shares outstanding — basic	3,726,599	3,658,300
Increase in shares due to dilutive potential common shares	31,682	26,704

Weighted average shares outstanding — diluted	3,758,281	3,685,004

Other Comprehensive Income — The Company presents, as a component of comprehensive income, amounts from transactions and other events, which are currently excluded from the statement of income and are recorded directly to stockholders’ equity. The Company’s other comprehensive income consists of net unrealized holding gains or losses on securities available-for-sale, net of income taxes.

Subsequent Events — The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.
Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year classifications. The reclassifications had no effect on net income.
Recent Accounting Pronouncements — In October 2009, the FASB issued ASU 2009-17, (Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this new guidance did not have an impact on our financial position or result of operations.
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
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company has provided the required credit quality disclosures.
In April 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-02, Receivables (Topic 310): (A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring), to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for fiscal quarters and years that start June 15, 2011, or later with the retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In April 2011, the FASB issued ASU 2011-03: Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04: Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for the Company for fiscal years and interim periods beginning after December 31, 2011 and the required presentation will be included in those filings.
3. INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and fair value of the Company’s securities with gross unrealized gains and losses, as of September 30, 2011 and 2010 are as follows:
Available for sale securities:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$44	$(110)	$289
Collateralized mortgage obligations	785	21	—	806
U.S. Government money market funds	17,420	—	—	17,420

Total Available for Sale Securities	$18,560	$65	$(110)	$18,515

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Equity securities	$355	$42	$(54)	$343
Collateralized mortgage obligations	785	24	—	809
U.S. Government money market funds	20,261	—	—	20,261

Total Available for Sale Securities	$21,401	$66	$(54)	$21,413

Held to maturity securities:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’S)	$124,576	$7,855	$—	$132,431
Collateralized mortgage obligations	25,165	118	(33)	25,250
Municipal bonds	16,022	814	(21)	16,815
U.S. Government Agencies	65,993	146	(54)	66,085

Total Held to Maturity Securities	$231,756	$8,933	$(108)	$240,581

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$110,732	$6,755	$—	$117,487
Collateralized mortgage obligations	20,087	193	(37)	20,243
Municipal bonds	16,462	773	(47)	17,188
U.S. Government Agencies	108,807	768	(45)	109,530

Total Held to Maturity Securities	$256,088	$8,489	$(129)	$264,448

All the Company’s mortgage-backed securities and collateralized mortgage obligations are residential. At September 30, 2011, The Bank holds $25.2 million in Collateralized Mortgage Obligations (CMOs) of which $21.9 million are issued by Government Sponsored Enterprises and $3.3 million are privately-issued. These private label securities are adequately rated. A summary of securities with unrealized losses, aggregated by category, at September 30, 2011 is as follows:

	Less than 12 Months		12 Months or Longer			Total
		Unrealized		Unrealized	Total	Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$11,830	$(33)	$—	$—	$11,830	$(33)
Municipal bonds	—	—	1,517	(21)	1,517	(21)
U.S. Government Agencies	12,942	(54)	—	—	12,942	(54)

Subtotal debt securities	24,772	(87)	1,517	(21)	26,289	(108)
Equity securities	45	(13)	114	(97)	159	(110)

Total temporarily impaired securities	$24,817	$(100)	$1,631	$(118)	$26,448	$(218)

At September 30, 2011, debt securities in a gross unrealized loss position consisted of 12 securities that at such date had an aggregate depreciation of 0.41% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss on debt securities as of September 30, 2011 represents an other-than-temporary impairment.
As of September 30, 2011, there were four equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment. There were no impairment charges on equity securities, during the years ended September 30, 2011 and 2010.

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

The following table sets forth the stated maturities of the investment and mortgage-backed securities at September 30, 2011. Money market funds and equity securities are not included in the table based on lack of maturity.

	September 30, 2011
	Amortized
(In Thousands)	Cost	Fair Value
Available for sale:
Due in one year or less	$—	$—
Due after on year through five years	—	—
Due after five years through ten years	785	806
Due after ten years	—	—

Total	$785	$806

Held to maturity:
Due in one year or less	$13,003	$99,073
Due after on year through five years	6,818	122,011
Due after five years through ten years	26,231	19,317
Due after ten years	185,704	180

Total	$231,756	$240,581

There were no sales of investment or mortgage-backed securities during the years ended September 30, 2011 and 2010.
Certain of the Company’s investment securities, totaling $8.9 million and $10.3 million at September 30, 2011 and 2010, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law. Other securities totaling $52.8 million and $60.6 million at September 30, 2011 and 2010, respectively, were pledged for long-term advances of $50 million as described in Note 7.
4. LOANS RECEIVABLE
Loans receivable consists of the following:

	September 30,
(In Thousands)	2011	2010
Residential Mortgages	$336,379	$339,874
Construction	5,818	4,752
Home Equity	85,521	90,511
Commercial Mortgages	91,085	75,450
Commercial Business Loans	6,262	4,327
Consumer Non-Real Estate	1,136	1,980

Total	526,201	516,894
Undisbursed portion of loans in process	(3,401)	(3,426)
Deferred loan fees	(1,003)	(871)
Allowance for loan losses	(3,311)	(2,504)

Loans Receivable — net	$518,486	$510,093

At September 30, 2011 and 2010, the Company was servicing residential mortgage loans for others amounting to approximately $1,708,000 and $1,762,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recognized over the life of the loan. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of approximately $7,000 and $7,000 at September 30, 2011 and 2010, respectively.
The Bank has had, and may be expected to have in the future, loan transactions in the ordinary course of business with directors, officers, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loans to related parties at September 30, 2011 and 2010, were approximately $736,000 and $784,000, respectively. Additional loans and repayments for the year ended September 30, 2011, were $29,000 and $25,000, respectively.
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
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011:

	September 30, 2011
		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total

Residential Mortgages	$333,243	$77	$2,417	$642	$336,379
Construction	5,818	—	—	—	5,818
Home Equity	85,285	50	186	—	85,521
Commercial Mortgages	80,615	10,343	—	127	91,085
Commercial Business Loans	6,162	100	—	—	6,262
Consumer Non-Real Estate	1,136	—	—	—	1,136

Total	$512,259	$10,570	$2,603	$769	$526,201

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and for the year then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In Thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential Mortgages	$1,526	$1,530	$—	$1,541	$87
Construction	—	—	—	—	—
Home Equity	77	77	—	77	—
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

With an allowance recorded:
Residential Mortgages	$1,533	$1,632	$(198)	$1,639	$28
Construction	—	—	—	—	—
Home Equity	109	109	(79)	111	2
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$3,059	$3,162	$(198)	$3,180	$115
Construction	—	—	—	—	—
Home Equity	186	186	(79)	188	2
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

At September 30, 2010, the Company had impaired loans of $312,000 with a related allowance for loan loss of $126,000.
The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

September 30, 2011
						Loans
						Receivable
		Greater				> 90 Days
	30-89 Days Past	than 90	Total		Total Loans	and
(In Thousand)	Due	Days	Past Due	Current	Receivables	Accruing
Residential Mortgages	$1,719	$2,771	$4,490	$331,889	$336,379	$—
Construction	—	—	—	5,818	5,818	—
Home Equity	467	100	567	84,954	85,521	15
Commercial Mortgages	4,180	127	4,307	86,778	91,085	—
Commercial Business Loans	—	—	—	6,262	6,262	—
Consumer Non-Real Estate	—	4	4	1,132	1,136	—

Total	$6,366	$3,002	$9,368	$516,833	$526,201	$15

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011:

September 30,
(In Thousands)	2011
Residential Mortgages	$3,059
Construction	—
Home Equity	171
Commercial Mortgages	127
Commercial Business Loans	—
Consumer Non-Real Estate	—

Total	$3,357

At September 30, 2010, the Company had total non-accrual loans of $2,138,000 and loans in excess of 90 days and still accruing interest in the amount of $147,000.
The following schedule summarizes the changes in the allowance for loan losses for the years ended September 30, 2011 and 2010:

	Year Ended September 30,
(In Thousands)	2011	2010
Balance, beginning of year	$2,504	$2,094
Provision of loan losses	1,150	600
Recoveries	—	9
Charge offs	(343)	(199)

Balance, end of year	$3,311	$2,504

The following table provides the activity in the allowance for loan losses by loan class for the year ended September 30, 2011 and the balance in the allowance for loan losses at September 30, 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.

					Commercial	Consumer
	Residential		Home	Commercial	Business	Non-Real
(In Thousands)	Mortgages	Construction	Equity	Mortgages	Loans	Estate	Unallocated	Totals
Beginning Balance, September 30, 2010	$821	$7	$405	$906	$4	$22	$339	$2,504
Charge-offs	(224)	—	—	(105)	—	(14)	—	(343)
Recoveries	—	—	—	—	—	—	—	—
Provisions	274	26	26	715	210	(3)	(98)	1,150

Ending balance, September 30, 2011	$871	$33	$431	$1,516	$214	$5	$241	$3,311

Ending balance:
Individually evaluated for impairment	$198	$—	$79	$—	$—	$—	$—	$277

Ending balance:
Collectively evaluated for impairment	$673	$33	$352	$1,516	$214	$5	$241	$3,034

Loans:
Ending balance:	$336,379	$5,818	$85,521	$91,085	$6,262	$1,136	$—	$526,201

Ending balance:
Individually evaluated for impairment	$3,059	$—	$186	$127	$—	$—	$—	$3,372

Ending balance:
Collectively evaluated for impairment	$333,320	$5,818	$85,335	$90,958	$6,262	$1,136	$—	$522,829
As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02, and as such, there are no retroactive disclosures required. The company had no loans modified as troubled debt restructurings for the nine months ended September 30, 2011. The Company had no loans modified as troubled debt restructurings with the previous 12 months from September 30, 2011 which were in payment default.
5. OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are summarized by major classifications as follows:

	September 30,
(In Thousands)	2011	2010
Land	$3,277	$3,277
Buildings	10,278	10,152
Branch office in construction	32	161
Furniture, fixtures and equipment	5,448	5,025
Automobiles	60	18

Total	19,095	18,633
Less accumulated depreciation	(7,090)	(6,475)

Net	$12,005	$12,158

Depreciation expense for the years ended September 30, 2011 and 2010 amounted to approximately $615,000 and $570,000, respectively.

6. DEPOSITS
Deposits are summarized as follows:

	September 30,
	2011		2010
		Weighted		Weighted
		Interest		Interest
(Dollars in Thousands)	Amount	Rate	Amount	Rate
Non-interest bearing checking accounts	$20,836	0.00%	$17,015	0.00%
NOW accounts	30,175	0.06	21,320	0.06
Interest bearing checking accounts	39,135	0.16	32,577	0.12
Money market deposit accounts	134,611	0.32	136,079	0.52
Passbook and club accounts	4,194	0.83	3,739	0.81
Certificate of deposit accounts	295,450	1.98	317,370	2.31

Total Deposits	$524,401	1.22%	$528,100	1.54%

At September 30, 2011, the amounts of scheduled maturities of certificate of deposit accounts were as follows:

For the year ended September 30:	2012	$125,154
	2013	61,642
	2014	63,594
	2015	25,131
	2016	19,929

Total		$295,450

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2011 and 2010 amounted to approximately $61.5 million and $59.2 million, respectively. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013 and was permanently increased to $250,000 in July 2010.
Interest expense on savings deposits is composed of the following:

	Year Ended September 30,
(In Thousands)	2011	2010

NOW, interest-bearing checking and MMDA accounts	$602	$1,363
Passbook and club accounts	49	42
Certificate accounts	6,837	7,629

Total	$7,488	$9,034

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The Company has a line of credit with the Federal Home Loan Bank of which $0 of the available $75.0 million was used at September 30, 2011 and 2010. The average balance outstanding on the line of credit for the years ended September 30, 2011 and 2010 was $918,000 and $1.2 million, respectively. The maximum amount outstanding at any time for 2011 and 2010 was $7.5 and $10 million, respectively. The weighted average interest rate during 2011 and 2010 was 0.72% and 0.71%.

Long-term debt consists of the following:

				Weighted
		Amount		Average Rate
		2011	2010	2011	2010
		(Dollars in Thousands)
FHLB long-term debt:
Fixed rate advances maturing:
	2012	$53,029		4.50%
	2013	17,778		3.66%
	2014	12,563		3.32%
	2015	17,656		3.84%
	2016	10,000		4.71%
	2017	35,000		4.57%
	2018	54,168		4.08%

Total FHLB long-term debt		200,194	222,047	4.20%	4.20%

Other long-term debt:
Fixed rate long-term debt maturing:
	2013	15,000		4.55%
	2014	15,000		4.80%
	2017	10,000		4.37%

Total other long-term debt fixed		40,000	40,000	4.60%	4.60%
Adjustable long-term debt maturing:
	2018	10,000	10,000	6.02%	5.99%

Total other long-term debt		$50,000	$50,000	4.88%	4.88%

Total long-term debt		$250,194	$272,047	4.34%	4.33%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.
8. INCOME TAXES
The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2011 and 2010 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.
The expense for income taxes differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2011		2010
		Percentage		Percentage
		of Pretax		of Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income
At statutory rate	$2,465	34.0%	$2,365	34.0%
Adjustments resulting from:
Tax-exempt income	(803)	(11.1)	(513)	(7.4)
State tax-net of federal tax benefit	113	1.6	—	—
Other	80	1.1	96	1.4

Expense per consolidated statements of income	$1,855	25.6%	$1,948	28.0%

Income tax expense is summarized as follows:

	Year Ended September 30,
(In thousands)	2011	2010
Current	$2,082	$1,873
Deferred	(227)	75

Total Income Tax Expense	$1,855	$1,948

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	September 30,
(In thousands)	2011	2010
Deferred Tax Assets:
Deferred Loan Fees	$2	$3
Allowance for Loan Losses	1,126	851
Unrealized loss on investment securities	15	—
Non-deductible capital losses	47	47
Securities impairment	156	156
Other	122	69

Sub-Total	1,468	1,126

Deferred Tax Liabilities:
Unrealized gain on investment securities	—	(4)
Properties and equipment	(839)	(740)

Sub-Total	(839)	(744)

Total	$629	$382

9. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2011
Tier 1 Capital (to assets)	$57,055	6.77%	$33,722	4.00%	$42,153	5.00%
Tier 1 Capital (to risk weighted assets)	57,055	12.23%	18,662	4.00%	27,993	6.00%
Total Capital (to risk weighted assets)	60,366	12.94%	37,325	8.00%	46,656	10.00%

At September 30, 2010
Tier 1 Capital (to assets)	$53,330	6.19%	$34,440	4.00%	$43,050	5.00%
Tier 1 Capital (to risk weighted assets)	53,330	11.35%	18,799	4.00%	28,199	6.00%
Total Capital (to risk weighted assets)	55,834	11.88%	37,599	8.00%	46,999	10.00%
The Company’s capital ratios are not significantly different than the Bank’s disclosed above.
10. RETIREMENT SAVINGS PLANS
The Company has an employee stock ownership pension plan and a qualified 401 (k) retirement savings plan covering all full-time employees meeting certain eligibility requirements. Contributions for both plans are at the discretion of the Company’s Board of Directors. Compensation expense related to the plans was $432,000 and $398,000 for the years ended September 30, 2011 and 2010, respectively.
11. STOCK BASED COMPENSATION AND EMPLOYEE STOCK PURCHASE PLAN
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
In January 2010, the stockholders approved the 2009 Stock Incentive Plan which provides 300,000 shares for the granting of incentive stock options, compensatory stock options, stock appreciation rights and share awards of restrictive stock. The number of shares available to be issued as share awards will not exceed 75,000 shares. There are 267,122 shares remaining for grant under this plan.

A summary of transactions under these plans follow:

	2011		2010
		Weighted		Weighted
		Average		Average
	Options	Price	Options	Price
Outstanding, beginning of year	474,860	$14.52	382,521	$14.68
Exercised	(19,800)	11.35	(14,283)	9.54
Canceled	(8,732)	12.71	(4,367)	13.80
Granted	56,470	15.15	110,989	13.29

Outstanding, end of year	502,798	$14.75	474,860	$14.52

Options exercisable, end of year	200,850	$16.09	146,982	$15.09

A summary of the exercise price ranges at September 30, 2011 is as follows:

			Weighted
	Exercise	Weighted	Average
Number of	Price	Average Remaining	Exercise Price
Option Shares	Range	Contractual Life	per Share
8,367	$8.70-12.00	2.05	$10.94
320,981	12.01-16.00	7.32	13.29
173,450	16.01-18.00	4.05	17.63

502,798	$8.70-18.00	6.10	$14.75

At September 30, 2011 and 2010, the aggregate intrinsic value of options outstanding was $345,000 and $560,000, respectively. At September 30, 2011 and 2010, the aggregate intrinsic value of options exercisable was $89,000 and $181,000, respectively. For the years ended September 30, 2011 and 2010, the aggregate intrinsic value of options exercised was $72,000 and $66,000, respectively.
The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2011. This amount changes based on changes in the market value of the Company’s common stock.
The weighted average fair value of stock options granted in the years ended September 30, 2011 and 2010 was $1.79 and $1.65, respectively, and was estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions while the market price of the Company’s common stock at the date of grant is used for restricted stock awards:

	Year Ended September 30,
	2011	2010
Risk free interest rate of return	2.76%	3.46%
Expected option life	120 months	120 months
Expected volatility	46.2%	45.9%
Expected dividends	6%	5.8%
The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
Stock based compensation expense related to stock options for the years ended September 30, 2011 and 2010 was $195,000, or $185,000 net of tax, and $167,000, or $158,000 net of tax, respectively. As of September 30, 2011, there was approximately $215,000 of total unrecognized compensation cost related to non-vested stock options under the plans.

On November 12, 2010, 2,822 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $15.15 per share. The restricted stock awarded vest 20% annually beginning November 14, 2011. During the year ended September 30, 2011, $19,000 in compensation expense was recognized in regard to these restricted stock awards. At September 30, 2011, there was $23,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4 years. Restricted stock award activity for the year ended September 30, 2011 was as follows:

	Number of	Weighted Average
	shares	Grant Date Fair Value
Unvested restricted stock, beginning of year	—	$—
Granted	2,822	15.15
Forfeited	—	—
Vested	—	—

Unvested restricted stock, end of year	2,822	$15.15

The Company also has established an Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions would then be used to purchase stock during an offering period determined by the Company’s Salary and Benefits Committee. The purchase price of the stock would be the lesser of 85% of the market price on the first day or the last day of the offering period. During 2011 and 2010, no shares were issued to employees, respectively. At September 30, 2011 and 2010, there were 53,583 shares available for future purchase. The Company suspended participation in the Purchase Plan in March 2005 and the plan is not currently active.
12. COMMITMENTS
At September 30, 2011, the Company had approximately $8.2 million in outstanding commitments to originate mortgage loans, all of which were at fixed rates ranging from 3.250% to 5.750%. The unfunded home equity line of credit commitments at September 30, 2011 were $55.2 million. The Company had $8.3 million and $985,000 of committed commercial and consumer loans, respectively at September 30, 2011. In addition, the Company had $7.8 million of unused commercial lines of credit at September 30, 2011. The amounts of undisbursed portions of loans in process at September 30, 2011 were $3.4 million. The Company had a total of $405,000 in standby letters of credit. Also, at September 30, 2011, the Company had no outstanding futures or options positions.
Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

The Company leases land for two of its branch offices. Minimum rental commitments for the next five years at September 30, 2011, are summarized below:

		Rental Amount
	Fiscal Year	(In Thousands)
	2012	$135
	2013	139
	2014	138
	2015	141
	2016	142

Total		$695

13. LEGAL CONTINGENCIES
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
14. RESTRICTED RETAINED EARNINGS
At the time of conversion to a stock savings bank, in 1987, the Bank established a liquidation account in an amount equal to the Bank’s net worth as reflected in the latest consolidated statement of financial condition of the Bank contained in the offering circular utilized in the conversion. The function of the liquidation account is to establish a priority on liquidation and, except with respect to the payment of cash dividends on, or the re-purchase of, any of the common stock by the Bank, the existence of the liquidation account will not operate to restrict the use or application of any of the net worth accounts of the Bank. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to receive a pro rata distribution from the liquidation account, based on such holder’s proportionate amount of the total current adjusted balances from deposit accounts then held by all eligible account holders, before any liquidation distribution may be made with respect to stockholders. The liquidation account was approximately $2,300,000 at September 30, 2011. Furthermore, the Company may not repurchase any of its stock if the effect thereof would cause the Company’s net worth to be reduced below (i) the amount required for the liquidation account or (ii) the regulatory capital requirements.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2011
Available for sale securities:	$289	$289	$—	$—

Equity securities
U.S. Government money market funds	17,420	17,420	—	—
Collateralized mortgage obligations	806	—	806	—

Total	$18,515	$17,709	$806	$—

September 30, 2010
Available for sale securities:

Equity securities	$343	$343	$—	$—
U.S. Government money market funds	20,261	20,261	—	—
Collateralized mortgage obligations	809	—	809	—

Total	$21,413	$20,604	$809	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the year ended September 30, 2011.

For assets measured at fair value on a non recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs

Impaired Loans	$1,365	$—	$—	$1,365

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs

Impaired Loans	$186	$—	$—	$186

The following valuation techniques were used to measure fair value of the Company’s financial instruments in the tables above and below.
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
Off-Balance Sheet financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remain terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet finer instruments are not considered material as of September 30, 2011.
The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.
The carrying amounts and estimated fair values of all the Company’s financial instruments as of September 30, 2011 and 2010 are as follows:

	September 30,
	2011		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
(In Thousands)	Amount	Value	Amount	Value
Assets:

Cash and cash equivalents	$22,582	$22,582	$20,190	$20,190
Securities held to maturity	231,756	240,581	256,088	264,448
Securities available-for-sale	18,515	18,515	21,413	21,413
Loans receivable — net	518,486	543,732	510,093	530,294
Federal Home Loan Bank stock	13,110	13,110	16,096	16,096
Accrued interest receivable	2,847	2,847	3,210	3,210

Liabilities:
Checking, passbook, club and NOW deposit accounts	94,340	94,340	74,651	74,651
Money Market deposit accounts	134,611	134,611	136,079	136,079
Certificate of deposit accounts	295,450	303,290	317,370	325,881
Borrowings	250,194	276,735	272,047	291,857
Accrued interest payable	1,315	1,315	1,407	1,407

Off balance sheet financial instruments	—	—	—	—

Limitation
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

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial statements of Harleysville Savings Financial Corporation are as follows:

(In Thousands)	September 30,
Condensed Statements of Financial Condition	2011	2010

Assets
Cash	$77	$62
Investment in subsidiary	57,219	53,714

Total Assets	$57,296	$53,776

Liabilities & Stockholders’ Equity
Other liabilities	$214	$425
Stockholders’ equity	57,082	53,351

Total Liabilities & Stockholders’ Equity	$57,296	$53,776

	For the Year Ended September 30,
Condensed Statements of Income:	2011	2010

Equity in income of subsidiary	$5,947	$5,513
Other expense	552	505

Net income	$5,395	$5,008

	For the Year Ended September 30,
Condensed Statements of Cash Flows	2011	2010

Net income	$5,395	$5,008
(Decrease) increase in other liabilities	9	16
Income of Harleysville Savings Bank	(5,947)	(5,513)

Net cash used by operating activities	(543)	(489)

Investing activities:
Dividends received from subsidiary	2,400	2,519

Net cash provided by investing activities	2,400	2,519

Financing activities:
Acquisition of treasury stock	—	(78)
Sale of treasury stock delivered under employee stock plans	372	285
Dividends paid	(2,214)	(2,206)

Net cash used in financing activities	(1,842)	(1,999)

Net increase (decrease) in cash and cash equivalents	15	31

Cash and cash equivalents at the beginning of the period	62	31

Cash and cash equivalents at the end of the period	$77	$62

17. Quarterly Financial Data (Unaudited)
Unaudited quarterly financial data for the years ended September 30, 2011 and 2010 is as follows: (in thousands, except per share data)

	2011				2010
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
(In Thousands)	QTR	QTR	QTR	QTR	QTR	QTR	QTR	QTR

Interest Income	$9,430	$9,291	$9,494	$9,358	$10,256	$9,944	$9,951	$9,867
Interest Expense	4,975	4,764	4,736	4,559	5,869	5,425	5,290	5,163

Net Interest Income	4,455	4,527	4,758	4,799	4,387	4,519	4,661	4,704
Provision for loan losses	150	175	165	660	150	150	150	150

Net interest income after provision for loan losses	4,305	4,352	4,593	4,139	4,237	4,369	4,511	4,554
Bank owned life insurance income	123	121	1,163	141	122	121	122	147
Other Income	378	311	356	393	380	337	386	372

Other expense	3,161	3,340	3,385	3,239	3,070	3,230	3,205	3,197

Income before income taxes	1,645	1,444	2,727	1,434	1,669	1,597	1,814	1,876
Income tax expense	429	350	739	337	455	437	500	556

Net income	$1,216	$1,094	$1,988	$1,097	$1,214	$1,160	$1,314	$1,320

Per Common Share:

Earnings per share — basic	$0.33	$0.29	$0.53	$0.29	$0.33	$0.32	$0.36	$0.36
Earnings per share — diluted	$0.33	$0.29	$0.53	$0.29	$0.33	$0.32	$0.36	$0.35
Earnings per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable

Item 9A.	Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2011. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
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
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the year ended September 30, 2011 to be held in January 2012 (the “Proxy Statement”).
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
The following table sets forth certain information for all equity compensation plans of the Company and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2011.
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders	502,798	$14.75	267,122

Equity compensation plans not approved by security holders	—	—	—

Total	502,798	$14.75	267,122

Item 13.	Certain Relationships and Related Transactions and Directors Independence.
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
(a) (1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of September 30, 2011 and 2010
Consolidated Statements of Income for the Years Ended September 30, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010
Notes to Consolidated Financial Statements
(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(1)
4.0	Common Stock Certificate	(2)
10.1	1995 Stock Option Plan*	(3)
10.2	Amended and Restated 2000 Stock Option Plan*	(4)
10.3	Amended and Restated 2005 Stock Option Plan*	(4)
10.4	2009 Stock Incentive Plan*	(5)
10.5	Profit Sharing Incentive Plan*	(3)
10.6	Amended and Restated Employment Agreement among the Company, the Bank and Ronald B. Geib*	(4)
10.7	Form of Change in Control Agreement among Harleysville Savings Financial Corporation, Harleysville Savings Bank and each of Brendan J. McGill, Stephen J. Kopenhaver, Adrian D. Gordon and Sheri Strouse*	(6)
22.0	Subsidiaries of the Registrant — Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—
23.1	Consent of ParenteBeard LLC	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Denotes management compensation plan or arrangement.

**
These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed file for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION
December 16, 2011	By:	/s/ Ronald B. Geib
Ronald B. Geib
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Edward J. Molnar Edward J. Molnar	Chairman of the Board	December 16, 2011

/s/ Ronald B. Geib Ronald B. Geib	President and Chief Executive Officer (principal executive officer)	December 16, 2011

/s/ Brendan J. McGill Brendan J. McGill	Executive Vice President, Chief Operating and Financial Officer (principal financial and principal accounting officer)	December 16, 2011

/s/ Sanford L. Alderfer Sanford L. Alderfer	Director	December 16, 2011

/s/ Mark R. Cummins Mark R. Cummins	Director	December 16, 2011

/s/ Thomas D. Clemens Thomas D. Clemens	Director	December 16, 2011

/s/ Charlotte A. Hunsberger Charlotte A. Hunsberger	Director	December 16, 2011

/s/ George W. Meschter George W. Meschter	Director	December 16, 2011

/s/ James L. Rittenhouse James L. Rittenhouse	Director	December 16, 2011