Form 10-Q
period 2011-12-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2012-02-10
CIK 1107160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 3,712,418 shares outstanding as of February 10, 2012.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Financial Condition

	September 30,	September 30,
	December 31,	September 30,
(In thousands, except share data)	2011	2011

Assets
Cash and amounts due from depository institutions	$3,820	$3,857
Interest bearing deposits	27,955	18,725

Total cash and cash equivalents	31,775	22,582

Investments and mortgage-backed securities:
Available for sale (amortized cost—December 31, $2,255; September 30, $18,560)	2,315	18,515
Held to maturity (fair value—December 31, $250,622; September 30, $240,581)	241,768	231,756
Loans receivable (net of allowance for loan losses—
December 31, $3,559; September 30, $3,311)	512,934	518,486
Accrued interest receivable	2,833	2,847
Federal Home Loan Bank stock—at cost	12,455	13,110
Foreclosed real estate	322	196
Office properties and equipment, net	11,898	12,005
Prepaid expenses and other assets	16,330	16,216

TOTAL ASSETS	$832,630	$835,713

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$530,371	$524,401
Long-term debt	238,676	250,194
Accrued interest payable	1,170	1,315
Advances from borrowers for taxes and insurance	3,456	1,368
Accounts payable and accrued expenses	924	1,353

Total liabilities	774,597	778,631

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding December 31, 2011 3,772,028 shares September 30, 2011 3,758,751 shares	39	39
Additional paid-in capital	8,396	8,346
Treasury stock, at cost (December 31, 2011, 149,149 shares;	(2,222)	(2,405)
September 30, 2011, 162,426 shares)
Retained earnings—partially restricted	51,781	51,131
Accumulated other comprehensive income (loss)	39	(29)

Total stockholders’ equity	58,033	57,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$832,630	$835,713

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Income

	September 30,	September 30,
	For the Three Months Ended
	December 31,
(In thousands, except per share data)	2011	2010
Interest Income:
Interest on mortgage loans	$4,662	$4,804
Interest on commercial loans	1,390	1,236
Interest on mortgage-backed securities	1,414	1,405
Interest on consumer and other loans	987	1,052
Interest on other taxable investments	369	731
Interest on tax-exempt investments	182	201
Dividends on investment securities	1	1

Total interest income	9,005	9,430

Interest Expense:
Interest on deposits	1,548	2,018
Interest on borrowings	2,419	2,957

Total interest expense	3,967	4,975

Net Interest Income	5,038	4,455
Provision for loan losses	250	150

Net Interest Income after Provision for Loan Losses	4,788	4,305

Other Income:
Customer service fees	160	138
Income on bank-owned life insurance	122	123
Other income	289	240

Total other income	571	501

Other Expenses:
Salaries and employee benefits	1,889	1,729
Occupancy and equipment	365	346
Deposit insurance premiums	132	226
Data processing	186	167
Other	726	693

Total other expenses	3,298	3,161

Income before Income Tax Expense	2,061	1,645

Income tax expense	697	429

Net Income	$1,364	$1,216

Basic Earnings Per Share	$0.36	$0.33

Diluted Earnings Per Share	$0.36	$0.33

Dividends Per Share	$0.19	$0.19

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Comprehensive Income

	September 30,		September 30,
	Three Months Ended
	December 31,
(In Thousands)	2011		2010
Net Income	$1,364		$1,216

Other Comprehensive Income
Unrealized gain on securities available for sale, net of tax expense 2011, $37; 2010, $35	68	(1)	70	(1)

Total Comprehensive Income	$1,432		$1,286

	2011		2010
(1) Disclosure of reclassification amount, net of tax for the three months ended:
Net unrealized gain arising during the three months ended	$105		$105
Reclassification adjustment for net losses (gains) included in net income	—		—

	105		105
Tax expense	(37)		(35)

Net unrealized gain on securities available for sale	$68		$70

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Stockholders’ Equity

	0000	0000	0000	0000	0000	0000	0000
	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity

Balance at October 1, 2011	3,758,751	$39	$8,346	$51,131	$(29)	$(2,405)	$57,082

Net income				1,364			1,364
Dividends—$.19 per share				(714)			(714)
Restricted stock	565		(8)			8	—
Stock option compensation			57				57
Treasury stock delivered under reinvestment plan	10,378		8			143	151
Employee options exercised	2,334		(7)			32	25
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					68		68

Balance at December 31, 2011	3,772,028	$39	$8,396	$51,781	$39	$(2,222)	$58,033

	0000	0000	0000	0000	0000	0000	0000
	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	Income	Stock	Equity

Balance at October 1, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351

Net income				1,216			1,216
Dividends—$.19 per share				(701)			(701)
Stock option compensation			47				47
Treasury stock purchase
Treasury stock delivered under reinvestment plan	9,913		13			136	149
Employee options exercised	7,618		(32)			104	72
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					70		70

Balance at December 31, 2010	3,704,940	$39	$8,154	$49,077	$77	$(3,143)	$54,204

See notes to unaudited consolidated financial statements.

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Cash Flows

	September 30,	September 30,
	Three Months Ended December 31,
(In Thousands)	2011	2010
Operating Activities:
Net Income	$1,364	$1,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154	153
Provision for loan losses	250	150
Amortization of deferred loan fees	88	73
Net accretion of premiums and discounts	(48)	(27)
Increase in cash surrender value of bank owned life insurance	(122)	(123)
Stock based compensation	57	47
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(430)	(234)
(Decrease) increase in prepaid expenses and other assets	(27)	130
Increase in accrued interest receivable	14	181
Decrease in accrued interest payable	(145)	(27)

Net cash provided by operating activities	1,155	1,539

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(18,950)	(8,958)
Purchase of investment securities held to maturity	(10,987)	(34,000)
Purchase of investment securities available-for-sale	(13,939)	(17,220)
Net redemption FHLB stock	655	805
Proceeds from the redemption of investment securities available-for-sale	30,243	35,345
Proceeds from maturities of investment securities held to maturity	6,825	11,000
Principal collected on mortgage-backed securities held to maturity	13,148	13,431
Principal collected on long term loans	46,095	34,477
Long term loans originated or acquired	(41,007)	(29,469)
Purchases of premises and equipment	(47)	(147)

Net cash provided by investing activities	12,036	5,264

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	14,876	4,367
Net decrease in certificates of deposit	(8,906)	(820)
Cash dividends	(563)	(552)
Repayment of long-term debt	(11,518)	(6,700)
Treasury stock delivered under employee stock plans	25	72
Net increase in advances from borrowers for taxes and insurance	2,088	2,102

Net cash used in provided by financing activities	(3,998)	(1,531)

INCREASE IN CASH AND CASH EQUIVALENTS	9,193	5,272

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,582	20,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,775	$25,462

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$4,112	$5,002
Income taxes	700	490
Foreclosed real estate acquired in settlement of loans	126	75

See notes to unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2012 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2011.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Recent Accounting Pronouncements – ASU 2010-20, Receivables (Topic 310): (Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses), will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

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

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company has provided the required credit quality disclosures as of the end of the reporting periods December 31, 2010 and December 31, 2011 and disclosures about the activity for the three months ended December 31, 2011.

In April 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-02, Receivables (Topic 310): (A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring), to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for fiscal quarters and years that start June 15, 2011, or later with the retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial condition statements.

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

ASU 2011-12 (Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05), In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies.

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of December 31, 2011 and September 30, 2011 are as follows:

Available for sale securities:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)
Equity securities	$355	$94	$(82)	$367
Collateralized mortgage obligations	785	48	—	833
U.S. Government money market funds	1,115	—	—	1,115

Total Available for Sale Securities	$2,255	$142	$(82)	$2,315

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$355	$44	$(110)	$289
Collateralized mortgage obligations	785	21	—	806
U.S. Government money market funds	17,420	—	—	17,420

Total Available for Sale Securities	$18,560	$65	$(110)	$18,515

Held to maturity securities:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$134,336	$7,520	$—	$141,856
Collateralized mortgage obligations	21,241	114	(39)	21,316
Municipal bonds	15,212	1,047	—	16,259
U.S. Government Agencies	70,979	216	(4)	71,191

Total Held to Maturity Securities	$241,768	$8,897	$(43)	$250,622

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$124,576	$7,855	$—	$132,431
Collateralized mortgage obligations	25,165	118	(33)	25,250
Municipal bonds	16,022	814	(21)	16,815
U.S. Government Agencies	65,993	146	(54)	66,085

Total Held to Maturity Securities	$231,756	$8,933	$(108)	$240,581

All the Company’s mortgage-backed securities and collateralized mortgage obligations are residential. At December 31, 2011, The Bank holds $21.2 million in Collateralized Mortgage Obligations (CMOs) of which $18.2 million are issued by Government Sponsored Enterprises and $3.0 million are privately-issued. These private label securities are adequately rated. A summary of securities with unrealized losses, aggregated by category, at December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or Longer		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Collateralized mortgage obligations	$14,773	$(39)	$—	$—	$14,773	$(39)
U.S. Government Agencies	2,990	(4)	—	—	2,990	(4)

Subtotal debt securities	17,763	(43)	—	—	17,763	(43)
Equity securities	30	(3)	133	(79)	163	(82)

Total temporarily impaired securities	$17,793	$(46)	$133	$(79)	$17,926	$(125)

At December 31, 2011, debt securities in a gross unrealized loss position consisted of 10 securities that at such date had an aggregate depreciation of 0.25% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment.

As of December 31, 2011, there were three equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss of December 31, 2011 represents an other-than-temporary impairment.

A summary of securities with unrealized losses, aggregated by category, at September 30, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or Longer		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Collateralized mortgage obligations	$11,830	$(33)	$—	$—	$11,830	$(33)
Municipal bonds	—	—	1,517	(21)	1,517	(21)
U.S. Government Agencies and GSE’s	12,942	(54)	—	—	12,942	(54)

Subtotal debt securities	24,772	(87)	1,517	(21)	26,289	(108)
Equity Securities	45	(13)	114	(97)	159	(110)

Total temporarily impaired securities	$24,817	$(100)	$1,631	$(118)	$26,448	$(218)

The following table sets forth the stated maturities of the investment and mortgage-backed securities at December 31, 2011. Money market funds and equity securities are not included in the table based on lack of maturity.

	September 30,	September 30,
	December 31, 2011
(In Thousands)	Amortized Cost	Fair Value

Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	785	833
Due after ten years	—	—

Total	$785	$833

Held to maturity:
Due in one year or less	$103,493	$104,251
Due after one year through five years	106,680	113,234
Due after five years through ten years	31,595	33,137
Due after ten years	—	—

Total	$241,768	$250,622

Certain of the Company’s investment securities, totaling $14.0 million and $8.9 million at December 31, 2011 and September 30, 2011, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law. Other securities, totaling $49.8 million and $52.8 million at December 31, 2011 and September 30, 2011, respectively, were pledged for long-term advances of $50 million as described in Note 8.

3. LOANS RECEIVABLE

Loans receivable consists of the following:

	September 30,	September 30,
(In Thousands)	December 31, 2011	September 30, 2011
Residential Mortgages	$330,343	$336,379
Construction	7,231	5,818
Home Equity	83,064	85,521
Commercial Mortgages	93,674	91,085
Commercial Business Loans	5,899	6,262
Consumer Non-Real Estate	1,268	1,136

Total	521,479	526,201
Undisbursed portion of loans in process	(3,922)	(3,401)
Deferred loan fees	(1,064)	(1,003)
Allowance for loan losses	(3,559)	(3,311)

Loans Receivable—net	$512,934	$518,486

The total amount of loans being serviced for the benefit of others was approximately $1.2 million and $1.7 million at December 31, 2011 and September 30, 2011, respectively.

The loans receivable portfolio is segmented into consumer and commercial loans. Consumer loans consist of the following classes: residential mortgage loans, construction loans, home equity loans and other consumer non-real estate loans. Commercial loans consist of the following classes: commercial mortgages and commercial business loans. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$326,544	$75	$3,084	$640	$330,343
Construction	7,231	—	—	—	7,231
Home Equity	82,862	50	152	—	83,064
Commercial Mortgages	83,536	8,679	1,459	—	93,674
Commercial Business Loans	5,799	100	—	—	5,899
Consumer Non-Real Estate	1,268	—	—	—	1,268

Total	$507,240	$8,904	$4,695	$640	$521,479

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$333,243	$77	$2,417	$642	$336,379
Construction	5,818	—	—	—	5,818
Home Equity	85,285	50	186	—	85,521
Commercial Mortgages	80,615	10,343	—	127	91,085
Commercial Business Loans	6,162	100	—	—	6,262
Consumer Non-Real Estate	1,136	—	—	—	1,136

Total	$512,259	$10,570	$2,603	$769	$526,201

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,708	$1,708	$—	$1,536	$12
Construction	—	—	—	—	—
Home Equity	76	76	—	76	1
Commercial Mortgages	—	126	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

With an allowance recorded:
Residential Mortgages	$2,017	$2,017	$(310)	$1,567	$2
Construction	—	—	—	—	—
Home Equity	76	76	(47)	98	31
Commercial Mortgages	1,459	1,459	(110)	1,459	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$3,725	$3,725	$(310)	$3,103	$14
Construction	—	—	—	—	—
Home Equity	152	152	(47)	174	32
Commercial Mortgages	1,459	1,585	(110)	1,459	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,526	$1,530	$—	$1,541	$87
Construction	—	—	—	—	—
Home Equity	77	77	—	77	—
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

With an allowance recorded:
Residential Mortgages	$1,533	$1,632	$(198)	$1,639	$28
Construction	—	—	—	—	—
Home Equity	109	109	(79)	111	2
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$3,059	$3,162	$(198)	$3,180	$115
Construction	—	—	—	—	—
Home Equity	186	186	(79)	188	2
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$5,816	$3,273	$9,089	$321,254	$330,343	$—
Construction	—	—	—	7,231	7,231	—
Home Equity	1,126	88	1,214	81,850	83,064	—
Commercial Mortgages	4,517	1,459	5,976	87,698	93,674	—
Commercial Business Loans	—	—	—	5,899	5,899	—
Consumer Non-Real Estate	36	3	39	1,229	1,268	—

Total	$11,495	$4,823	$16,318	$505,161	$521,479	$—

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$1,719	$2,771	$4,490	$331,889	$336,379	$—
Construction	—	—	—	5,818	5,818	—
Home Equity	467	100	567	84,954	85,521	15
Commercial Mortgages	4,180	127	4,307	86,778	91,085	—
Commercial Business Loans	—	—	—	6,262	6,262	—
Consumer Non-Real Estate	—	4	4	1,132	1,136	—

Total	$6,366	$3,002	$9,368	$516,833	$526,201	$15

The following table provides the activity in the allowance for loan losses by loan class for three-months ended December 31, 2011 and the balance in the allowance for loan losses at September 30, 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.

Allowance for Loan Loss:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals
Three Months ended December 31, 2011:

Beginning Balance, October 1, 2011	$871	$33	$431	$1,516	$214	$5	$241	$3,311

Charge-offs	—	—	—	(127)	—	(5)	—	(132)

Recoveries	—	—	—	128	—	2	—	130

Provisions	90	7	(40)	133	(7)	3	64	250

Ending balance, December 31, 2011	$961	$40	$391	$1,650	$207	$5	$305	$3,559

Ending balance:
Individually evaluated for impairment	$310	$—	$47	$110	$—	$—	$—	$467

Ending balance:
Collectively evaluated for impairment	$651	$40	$344	$1,540	$207	$5	$305	$3,092

Loans:
Ending balance:	$330,343	$7,231	$83,064	$93,674	$5,899	$1,268	$—	$521,479

Ending balance:
Individually evaluated for impairment	$3,725	$—	$152	$1,459	$—	$—	$—	$5,336

Ending balance:
Collectively evaluated for impairment	$326,618	$7,231	$82,912	$92,215	$5,899	$1,268	$—	$516,143

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,

Ending balance, September 30, 2011:

Individually evaluated for impairment	$198	$—	$79	$—	$—	$—	$—	$277

Ending balance:
Collectively evaluated for impairment	$673	$33	$352	$1,516	$214	$5	$241	$3,034

Loans:
Ending balance:	$336,379	$5,818	$85,521	$91,085	$6,262	$1,136	$—	$526,201

Ending balance:
Individually evaluated for impairment	$3,059	$—	$186	$127	$—	$—	$—	$3,372

Ending balance:
Collectively evaluated for impairment	$333,320	$5,818	$85,335	$90,958	$6,262	$1,136	$—	$522,829

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02, and as such, there are no retroactive disclosures required. The company had no loans modified as troubled debt restructurings for the three months ended December 31, 2011. The Company had no loans modified as troubled debt restructurings with the previous three months from December 31, 2011 which were in payment default.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2011 and September 30, 2011:

	September 30,	September 30,
	December 31,	September 30,
(In Thousands)	2011	2011
Residential Mortgages	$3,592	$3,059
Construction	—	—
Home Equity	88	171
Commercial Mortgages	1,459	127
Commercial Business Loans	—	—
Consumer Non-Real Estate	3	—

Total	$5,142	$3,357

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2011.

5. DEPOSITS

Deposits are summarized as follows:

	September 30,	September 30,
	(In Thousands)
	December 31,	September 30,
	2011	2011
Non-interest bearing checking accounts	$22,877	$20,836
Now accounts	34,974	30,175
Interest bearing checking accounts	38,820	39,135
Money market deposit accounts	143,008	134,611
Passbook and club accounts	4,148	4,194
Certificate of deposits	286,544	295,450

Total Deposits	$530,371	$524,401

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2011 and September 30, 2011 amounted to approximately $57.5 million and $61.5 million, respectively.

6. COMMITMENTS

At December 31, 2011, the following commitments were outstanding:

September 30,
(In thousands)
Letters of credit	$203
Commitments to originate loans	11,383
Unused portion of home equity lines of credits	54,429
Unused portion of commercial lines of credits	7,691
Undisbursed portion of construction loans in process	3,922

Total	$77,628

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2011 for guarantees under standby letters of credit issued is not material.

7. EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

	September 30,	September 30,
	For the Three Months Ended
	December 30,
	2011	2010
Basic	3,763,147	3,693,373
Diluted	3,790,457	3,731,203

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options. There were 293,501 stock options that were anti-dilutive of which 5,263 where unvested restricted stock grants for the three- months ended December 31, 2011, respectively. There were 251,375 stock options that were anti-dilutive of which 2,822 where unvested restricted stock grants for the three month periods ended December 31, 2010, respectively.

8. LONG-TERM DEBT

Advances consists of the following:

	September 30,	September 30,	September 30,	September 30,
	December 31,		September 30,
	2011		2011
	(In thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$42,667	4.58%	$53,029	4.50%
13 to 24 months	36,704	3.95%	32,778	4.07%
25 to 36 months	22,766	4.35%	27,563	4.13%
37 to 48 months	17,477	3.84%	17,656	3.84%
49 to 60 months	10,000	4.71%	10,000	4.71%
61 to 72 months	50,000	4.43%	45,000	4.52%
73 to 84 months	59,062	3.99%	64,168	4.38%

Total	$238,676	4.24%	$250,194	4.34%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at December 30, 2011 and September 30, 2011, respectively. Included in the table above at December 31, 2011 and September 30, 2011 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $340.0 million of which $188.7 million was used as of December 30, 2011. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.

9. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2011 and September 30, 2011 are also presented in the table below. The Company’s capital ratios are not significantly different than the Bank’s disclosed below.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2011
Tier 1 Capital (to assets)	$58,008	7.01%	$33,109	4.00%	$41,386	5.00%
Tier 1 Capital (to risk weighted assets)	58,008	12.56%	18,480	4.00%	27,721	6.00%
Total Capital (to risk weighted assets)	61,572	13.33%	36,961	8.00%	46,201	10.00%

At September 30, 2011
Tier 1 Capital (to assets)	$57,055	6.77%	$33,722	4.00%	$42,153	5.00%
Tier 1 Capital (to risk weighted assets)	57,055	12.23%	18,662	4.00%	27,993	6.00%
Total Capital (to risk weighted assets)	60,366	12.94%	37,325	8.00%	46,656	10.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and September 30, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Available for sale securities:
Equity securities	$367	$367	$—	$—
U.S. Government money market funds	1,115	1,115	—	—
Collateralized mortgage obligations	833	—	833	—

Total	$2,315	$1,482	$833	$—

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Available for sale securities:
Equity securities	$289	$289	$—	$—
U.S. Government money market funds	17,420	17,420	—	—
Collateralized mortgage obligations	806	—	806	—

Total	$18,515	$17,709	$806	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the quarter ended December 31, 2011.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and September 30, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Impaired Loans	$3,085	$—	$—	$3,085

	September 30,	September 30,	September 30,	September 30,
Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Impaired Loans	$1,365	$—	$—	$1,365

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2011 and September 30, 2011.

The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.

The carrying amounts and estimated fair values of financial instruments as of December 31, 2011 and September 30, 2011 are as follows.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
(In Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:

Cash and cash equivalents	$31,775	$31,775	$22,582	$22,582
Securities held to maturity	241,768	250,622	231,756	240,581
Securities available-for-sale	2,315	2,315	18,515	18,515
Loans receivable—net	512,934	537,714	518,486	543,732
Federal Home Loan Bank stock	12,455	12,455	13,110	13,110
Accrued interest receivable	2,833	2,833	2,847	2,847

Liabilities:
Checking, passbook, club and NOW deposit accounts	100,819	100,819	94,340	94,340
Money Market deposit accounts	143,008	143,008	134,611	134,611
Certificate of deposit accounts	286,544	292,924	295,450	303,290
Borrowings	238,676	262,520	250,194	276,735
Accrued interest payable	1,170	1,170	1,315	1,315

Off balance sheet financial instruments	—	—	—	—

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

11. SUBSEQUENT EVENT

In February 2012, the Company purchased back $1.8 million of treasury stock (123,478 shares at $14.53 per share) from an unrelated party. This purchase was not a part of our current common stock repurchase program. This was a separate resolution to repurchase common stock in an unsolicited private transaction.

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

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

General Valuation Allowance on Certain Identified Problem Loans—We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio—We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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

Changes in Financial Position for the Three-Month Period Ended December 31, 2011

Total assets at December 31, 2011 were $832.6 million, a decrease of $3.1 million for the three-month period then ended. The decrease was primarily due to a decreases in loans receivable of $5.6 million, investments available for sale of $16.2 million and repurchase of Federal Home Loan Bank Stock of $655,000. The decreases were partially offset by an increase in cash and investments held to maturity of approximately $19.2 million.

There was a growth in deposits during the three-month period ended December 31, 2011. Total deposits increased $6.0 million to $530.4 million. Advances from borrowers for taxes and insurance also increased by $2.1 million due to the timing of property tax payments. The increases were primarily offset by a decrease in borrowings of $11.5 million due to normal repayments for the period.

Comparisons of Results of Operations for the Three-Month Period Ended December 31, 2011 with the Three-Month Period Ended December 31, 2010

Net Income

Net income for the three-month period ended December 31, 2011 was $1.4 million compared to $1.2 million for the comparable period in 2010. Basic and diluted earnings per share for the three-month period ending December 31, 2011 was $0.36.

Net Interest Income

Net interest income was $5.0 million for the three-month period ended December 31, 2011 compared to $4.5 million for the comparable period in 2010. Although our average balance in interest-earning assets and interest-bearing liabilities decreased our average interest rate spread increased from 2.13% to 2.49% in the respective December 31, 2010 and 2011 periods.

Non-Interest Income

Non-interest income increased to $571,000 for the three-month period ended December 31, 2011 from $501,000 for the comparable period in 2010. The increase is primarily due to an increase in income on non-deposit products and customer service fees due to the increase in transaction accounts over the current period.

Non-Interest Expenses

For the three-month period ended December 31, 2011, non-interest expenses increased by $137,000 or 4.33% to $3.3 million compared to $3.2 million for the same period in 2010. Salary and employee benefits increased $160,000 to $1.9 million for the three-month period ended December 31, 2011, primarily due to an increase in staffing and bank growth. Occupancy and equipment increased $19,000 and other expenses increased $33,000 for three-month ended December 31, 2011 compared to the same period in 2010. The aforementioned increases are partially offset by a decrease in FDIC insurance expense by $94,000 compared to the same period in 2010. The annualized ratio of non-interest expenses to average assets for the three-month period ended December 31, 2011 and 2010 were 1.57% and 1.48%, respectively.

Income Taxes

The Company made provisions for income taxes of $697,000 for the three-month period ended December 31, 2011, compared to $429,000 for the comparable period in 2010. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.

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

As of December 31, 2011, the Company had $77.6 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $340.0 million at December 31, 2011 of which $188.7 million was outstanding at December 31, 2011.

The Bank’s net income for the three-month period ended December 31, 2011 was $1.4 million compared to $1.2 million for the comparable period 2010. This increased the Bank’s stockholder’s equity to $58.0 million or 6.97% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2011, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
(In thousands)	1 Year or less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Mortgage loans	$57,387	$58,804	$46,196	$175,187	$337,574
Commercial loans	50,433	17,700	14,927	16,513	99,573
Mortgage-backed securities	54,645	44,524	25,043	32,198	156,410
Consumer and other loans	67,463	8,817	4,106	3,946	84,332
Investment securities and other investments	80,794	21,583	20,414	5,291	128,082

Total interest-earning assets	310,722	151,428	110,686	233,135	805,971

Interest-bearing liabilities:
Passbook and Club accounts	400	—	—	3,747	4,148
NOW and checking accounts	7,379	—	—	66,415	73,794
Consumer Money Market Deposit accounts	55,156	—	—	60,402	115,558
Business Money Market Deposit accounts	20,588	—	—	6,863	27,450
Certificate accounts	111,323	128,770	46,451	—	286,544
Borrowed money	47,388	58,374	26,201	106,713	238,676

Total interest-bearing liabilities	242,234	187,144	72,652	244,140	746,170

Repricing GAP during the period	$68,488	$(35,716)	$38,034	$(11,005)	$59,801

Cumulative GAP	$68,488	$32,772	$70,806	$59,801

Ratio of GAP during the period to total assets	8.23%	-4.29%	4.57%	-1.32%

Ratio of cumulative GAP to total assets	8.23%	3.94%	8.50%	7.18%

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the first quarter of fiscal 2012.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1-31, 2011	—	—	—	50,492
November 1-30, 2011	—	—	—	50,492
December 1-31, 2011	—	—	—	50,492

Total	—	$—	—	50,942

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

*

These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: February 10, 2012	By:	/s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: February 10, 2012	By:	/s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President Chief Operating and Financial Officer