Form 10-Q
period 2012-03-31
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2012-05-11
CIK 1107160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $.01 Par Value, 3,728,760 shares outstanding as of May 11, 2012.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Financial Condition

	March 31,	September 30,
(In thousands, except share and per share data)	2012	2011
Assets
Cash and amounts due from depository institutions	$4,192	$3,857
Interest bearing deposits	45,353	18,725

Total cash and cash equivalents	49,545	22,582

Investments and mortgage-backed securities:
Available for sale (amortized cost—March 31, $15,158; September 30, $18,560)	15,281	18,515
Held to maturity (fair value—March 31, $234,346; September 30, $240,581)	226,148	231,756
Loans receivable (net of allowance for loan losses— March 31, $3,809; September 30, $3,311)	508,090	518,486
Accrued interest receivable	2,637	2,847
Federal Home Loan Bank stock—at cost	11,832	13,110
Foreclosed real estate	313	196
Office properties and equipment, net	11,806	12,005
Prepaid expenses and other assets	16,614	16,216

TOTAL ASSETS	$842,266	$835,713

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$550,421	$524,401
Long-term debt	227,227	250,194
Accrued interest payable	1,100	1,315
Advances from borrowers for taxes and insurance	4,483	1,368
Accounts payable and accrued expenses	1,009	1,353

Total liabilities	784,240	778,631

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding March 31, 2012 3,728,089 shares September 30, 2011 3,758,751 shares	39	39
Additional paid-in capital	8,539	8,346
Treasury stock, at cost (March 31, 2012, 193,088 shares; September 30, 2011, 162,426 shares)	(2,918)	(2,405)
Retained earnings—partially restricted	52,285	51,131
Accumulated other comprehensive income (loss)	81	(29)

Total stockholders’ equity	58,026	57,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$842,266	$835,713

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest on mortgage loans	$4,496	$4,688	$9,158	$9,491
Interest on commercial loans	1,384	1,246	2,774	2,482
Interest on mortgage-backed securities	1,343	1,329	2,757	2,734
Interest on consumer and other loans	934	1,008	1,920	2,060
Interest on other taxable investments	425	803	794	1,534
Interest on tax-exempt investments	153	216	335	419
Dividends on investment securities	1	1	2	2

Total interest income	8,736	9,291	17,740	18,722

Interest Expense:
Interest on deposits	1,460	1,895	3,008	3,912
Interest on borrowings	2,495	2,869	4,914	5,827

Total interest expense	3,955	4,764	7,922	9,739

Net Interest Income	4,781	4,527	9,818	8,983
Provision for loan losses	255	175	505	325

Net Interest Income after Provision for Loan Losses	4,526	4,352	9,313	8,658

Other Income:
Customer service fees	135	127	295	264
Income on bank-owned life insurance	121	121	243	244
Other income	206	184	495	425

Total other income	462	432	1,033	933

Other Expenses:
Salaries and employee benefits	1,993	1,895	3,881	3,624
Occupancy and equipment	342	368	707	714
Deposit insurance premiums	138	263	270	489
Data processing	190	163	376	330
Other	750	651	1,476	1,345

Total other expenses	3,413	3,340	6,710	6,502

Income before Income Tax Expense	1,575	1,444	3,636	3,089

Income tax expense	354	350	1,051	779

Net Income	$1,221	$1,094	$2,585	$2,310

Basic Earnings Per Share	$0.33	$0.29	$0.69	$0.62

Diluted Earnings Per Share	$0.32	$0.29	$0.68	$0.62

Dividends Per Share	$0.19	$0.19	$0.38	$0.38

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In Thousands)	2012		2011
Net Income	$1,221		$1,094
Other Comprehensive Income
Unrealized gain (loss) on securities available for sale, net of tax (benefit) expense 2012, $22; 2011, ($10)	41	(1)	(20	)(1)

Total Comprehensive Income	$1,262		$1,074

	2012		2011
(1) Disclosure of change in components of unrealized gain (loss) on securities available for sale net of tax for the three month ended:
Net unrealized gain (loss) arising during the three months ended	$63		$(30)
Reclassification adjustment for net losses (gains) included in net income	—		—

	63		(30)
Tax (expense) benefit	(22)		10

Net unrealized gain (loss) on securities available for sale	$41		$(20)

	Six Months Ended
	March 31,
(In Thousands)	2012		2011
Net Income	$2,585		$2,310
Other Comprehensive Income
Unrealized gain on securities available for sale, net of tax expense 2012, $58; 2011, $25	110	(1)	50	(1)

Total Comprehensive Income	$2,695		$2,360

	2012		2011
(1) Disclosure of change in components of unrealized gain (loss) on securities available for sale net of tax for the six month ended:
Net unrealized gain arising during the six months ended	$168		$75
Reclassification adjustment for net losses (gains) included in net income	—		—

	168		75
Tax expense	(58)		(25)

Net unrealized gain on securities available for sale	$110		$50

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Stockholders’ Equity

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	(Loss) / Income	Stock	Equity
Balance at October 1, 2011	3,758,751	$39	$8,346	$51,131	$(29)	$(2,405)	$57,082
Net income				2,585			2,585
Dividends—$.38 per share				(1,431)			(1,431)
Restricted stock	565		(8)			8	—
Stock option compensation			101				101
Treasury stock delivered under 401(k) plan	58,735		61			806	867
Treasury stock repurchase	(115,546)					(1,679)	(1,679)
Treasury stock delivered under reinvestment plan	19,817		51			273	324
Employee options exercised	5,767		(12)			79	67
Change in unrealized holding loss on available-for-sale securities, net of tax					110		110

Balance at March 31, 2012	3,728,089	$39	$8,539	$52,285	$81	$(2,918)	$58,026

	Common			Retained	Accumulated
	Stock		Additional	Earnings-	Other		Total
	Shares	Common	Paid-in	Partially	Comprehensive	Treasury	Stockholders’
(In thousands, except share and per share data)	Outstanding	Stock	Capital	Restricted	Income	Stock	Equity
Balance at October 1, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351
Net income				2,310			2,310
Dividends—$.38 per share				(1,406)			(1,406)
Stock option compensation			103				103
Treasury stock delivered under ESOP	10,000		10			137	147
Treasury stock delivered under reinvestment plan	20,380		26			280	306
Employee options exercised	13,785		(41)			189	148
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					50		50

Balance at March 31, 2011	3,731,574	$39	$8,224	$49,466	$57	$(2,777)	$55,009

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
(In Thousands)	2012	2011
Operating Activities:
Net Income	$2,585	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	306	309
Provision for loan losses	505	325
Writedowns of foreclosed real estate	9	—
Amortization of deferred loan fees	112	126
Net accretion of premiums and discounts	(85)	(86)
Increase in cash surrender value of bank owned life insurance	(243)	(244)
Stock based compensation	101	103
Changes in assets and liabilities which provided (used) cash:
Decrease in accounts payable and accrued expenses	(344)	(206)
Decrease in prepaid expenses and other assets	(155)	(649)
Increase in accrued interest receivable	210	43
Decrease in accrued interest payable	(215)	(74)

Net cash provided by operating activities	2,786	1,957

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(21,024)	(36,930)
Purchase of investment securities held to maturity	(34,982)	(39,228)
Purchase of investment securities available-for-sale	(50,271)	(33,114)
Net redemption FHLB stock	1,278	1,570
Proceeds from the redemption of investment securities available-for-sale	53,615	43,717
Proceeds from maturities of investment securities held to maturity	35,450	36,665
Principal collected on mortgage-backed securities held to maturity	26,249	23,923
Principal collected on long term loans	91,539	60,948
Long term loans originated or acquired	(81,886)	(52,672)
Purchases of premises and equipment	(107)	(221)

Net cash provided by investing activities	19,861	4,658

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	36,898	9,196
Net decrease in certificates of deposit	(10,878)	(6,024)
Cash dividends	(1,107)	(1,100)
Proceeds from long-term debt	2,000	—
Repayment of long-term debt	(24,967)	(8,415)
Acquisition of treasury stock	(1,679)	—
Treasury stock delivered under employee stock plans	934	295
Net increase in advances from borrowers for taxes and insurance	3,115	3,203

Used in (provided by) financing activities	4,316	(2,845)

INCREASE IN CASH AND CASH EQUIVALENTS	26,963	3,770

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,582	20,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$49,545	$23,960

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$7,904	$9,813
Income taxes	1,475	1,020
Foreclosed real estate acquired in settlement of loans	126	186

See notes to unaudited consolidated financial statements.

page -5-

Harleysville Savings Financial Corporation

Notes to Unaudited Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The unaudited consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its wholly owned subsidiary, Harleysville Savings Bank (the “Bank”). The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC, a Pennsylvania limited liability Company that allows the Company to offer non deposit products, and HARL LLC, a limited liability Company that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2012 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2011.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

page -6-

Recent Accounting Pronouncements – In April 2011, the FASB issued Accounting Standard Update (ASU) 2011-03 (Reconsideration of Effective Control for Repurchase Agreements). The FASB has issued this Update to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This update, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This Update eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This Update is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standard Update (ASU) 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs). This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this Update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

page -7-

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of March 31, 2012 and September 30, 2011 are as follows:

Available for sale securities:

	March 31, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$355	$126	$(60)	$421
Collateralized mortgage obligations	785	57	—	842
U.S. Government money market funds	14,018	—	—	14,018

Total Available for Sale Securities	$15,158	$183	$(60)	$15,281

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$355	$44	$(110)	$289
Collateralized mortgage obligations	785	21	—	806
U.S. Government money market funds	17,420	—	—	17,420

Total Available for Sale Securities	$18,560	$65	$(110)	$18,515

Held to maturity securities:

	March 31, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S.
Government Sponsored Enterprises (GSE’s)	$126,053	$7,279	$(2)	$133,330
Collateralized mortgage obligations	18,510	131	(9)	18,632
Municipal bonds	14,601	1,115	—	15,716
U.S. Government Agencies	66,984	52	(368)	66,668

Total Held to Maturity Securities	$226,148	$8,577	$(379)	$234,346

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S.
Government Sponsored Enterprises (GSE’s)	$124,576	$7,855	$—	$132,431
Collateralized mortgage obligations	25,165	118	(33)	25,250
Municipal bonds	16,022	814	(21)	16,815
U.S. Government Agencies	65,993	146	(54)	66,085

Total Held to Maturity Securities	$231,756	$8,933	$(108)	$240,581

page -8-

All the Company’s mortgage-backed securities and collateralized mortgage obligations are secured by residential properties . At March 31, 2012, The Bank holds $19.3 million in Collateralized Mortgage Obligations (CMOs) of which $16.6 million are issued by Government Sponsored Enterprises and $2.7 million are privately-issued. These private label securities are adequately rated.

A summary of securities with unrealized losses, aggregated by category, at March 31, 2012 is as follows:

	Less than 12 Months		12 Months or Longer		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Collateralized mortgage obligations	$7,031	$(2)	$833	$(7)	$7,864	$(9)
Municipal bonds	2,072	(2)	—	—	2,072	(2)
U.S. Government Agencies	34,622	(368)	—	—	34,622	(368)

Subtotal debt securities	43,725	(372)	833	(7)	44,558	(379)
Equity securities	—	—	152	(60)	152	(60)

Total temporarily impaired securities	$43,725	$(372)	$985	$(67)	$44,710	$(439)

At March 31, 2012, debt securities in a gross unrealized loss position consisted of 17 securities that at such date had an aggregate depreciation of 0.84% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment.

As of March 31, 2012, there were two equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss of March 31, 2012 represents an other-than-temporary impairment.

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

page -9-

The following table sets forth the stated maturities of the investment and mortgage-backed securities at March 31, 2012. Money market funds and equity securities are not included in the table based on lack of maturity.

	March 31, 2012
(In Thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	785	842
Due after ten years	—	—

Total	$785	$842

Held to maturity:
Due in one year or less	$94,174	$94,420
Due after one year through five years	98,480	104,735
Due after five years through ten years	33,494	35,191
Due after ten years	—	—

Total	$226,148	$234,346

Certain of the Company’s investment securities, totaling $8.4 million and $8.9 million at March 31, 2012 and September 30, 2011, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law. Other securities, totaling $55.4 million and $52.8 million at March 31, 2012 and September 30, 2011, respectively, were pledged for long-term advances of $50 million as described in Note 8.

3. LOANS RECEIVABLE

Loans receivable consists of the following:

(In Thousands)	March 31, 2012	September 30, 2011
Residential Mortgages	$325,315	$336,379
Construction	6,232	5,818
Home Equity	82,141	85,521
Commercial Mortgages	95,835	91,085
Commercial Business Loans	6,796	6,262
Consumer Non-Real Estate	1,057	1,136

Total	517,376	526,201
Undisbursed portion of loans in process	(4,397)	(3,401)
Deferred loan fees	(1,080)	(1,003)
Allowance for loan losses	(3,809)	(3,311)

Loans Receivable—net	$508,090	$518,486

page -10-

The total amount of loans being serviced for the benefit of others was approximately $796,000 and $1.7 million at March 31, 2012 and September 30, 2011, respectively.

The loans receivable portfolio is segmented into consumer and commercial loans. Consumer loans consist of the following classes: residential mortgage loans, construction loans, home equity loans and consumer non-real estate loans. Commercial loans consist of the following classes: commercial mortgages and commercial business loans. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

page -11-

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

page -12-

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and September 30, 2011:

March 31, 2012
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential Mortgages	$320,757	$73	$3,720	$765	$325,315
Construction	6,232	—	—	—	6,232
Home Equity	81,883	—	258	—	82,141
Commercial Mortgages	81,876	10,271	3,688	—	95,835
Commercial Business Loans	6,696	100	—	—	6,796
Consumer Non-Real Estate	1,057	—	—	—	1,057

Total	$498,501	$10,444	$7,666	$765	$517,376

September 30, 2011
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential Mortgages	$333,243	$77	$2,417	$642	$336,379
Construction	5,818	—	—	—	5,818
Home Equity	85,285	50	186	—	85,521
Commercial Mortgages	80,615	10,343	—	127	91,085
Commercial Business Loans	6,162	100	—	—	6,262
Consumer Non-Real Estate	1,136	—	—	—	1,136

Total	$512,259	$10,570	$2,603	$769	$526,201

page -13-

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2012 and September 30, 2011:

March 31, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,654	$1,654	$—	$1,671	$44
Construction	—	—	—	—	—
Home Equity	60	60	—	61	—
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	3	—

With an allowance recorded:
Residential Mortgages	$2,832	$2,832	$(387)	$2,557	$8
Construction	—	—	—	—	—
Home Equity	197	197	(142)	121	10
Commercial Mortgages	3,688	3,688	(439)	3,693	27
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$4,486	$4,486	$(387)	$4,228	$52
Construction	—	—	—	—	—
Home Equity	257	257	(142)	182	10
Commercial Mortgages	3,688	3,688	(439)	3,693	27
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	3	—

page -14-

September 30, 2011
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,526	$1,530	$—	$1,541	$87
Construction	—	—	—	—	—
Home Equity	77	77	—	77	—
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

With an allowance recorded:
Residential Mortgages	$1,533	$1,632	$(198)	$1,639	$28
Construction	—	—	—	—	—
Home Equity	109	109	(79)	111	2
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$3,059	$3,162	$(198)	$3,180	$115
Construction	—	—	—	—	—
Home Equity	186	186	(79)	188	2
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

page -15-

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and September 30, 2011:

March 31, 2012
(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$5,673	$2,856	$8,529	$316,786	$325,315	$—
Construction	—	—	—	6,232	6,232	—
Home Equity	449	623	1,072	81,069	82,141	—
Commercial Mortgages	2,682	3,253	5,935	89,900	95,835	—
Commercial Business Loans	—	—	—	6,796	6,796	—
Consumer Non-Real Estate	9	3	12	1,045	1,057	—

Total	$8,813	$6,735	$15,548	$501,828	$517,376	$—

September 30, 2011
(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$1,719	$2,771	$4,490	$331,889	$336,379	$—
Construction	—	—	—	5,818	5,818	—
Home Equity	467	100	567	84,954	85,521	15
Commercial Mortgages	4,180	127	4,307	86,778	91,085	—
Commercial Business Loans	—	—	—	6,262	6,262	—
Consumer Non-Real Estate	—	4	4	1,132	1,136	—

Total	$6,366	$3,002	$9,368	$516,833	$526,201	$15

page -16-

The following table provides the activity in the allowance for loan losses by loan class for three and six-months ended March 31, 2012 and 2011. The balance in the allowance for loan losses at March 31, 2012 and March 31, 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.

Allowance for Loan Loss:

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals
Three Months ended March 31, 2012:

Beginning Balance, January 1, 2012	$961	$40	$391	$1,650	$207	$5	$305	$3,559

Charge-offs	—	—	—	—	—	(7)	—	(7)

Recoveries	—	—	—	—	—	2	—	2

Provisions	61	(2)	95	96	19	7	(21)	255

Ending balance, March 31, 2012	$1,022	$38	$486	$1,746	$226	$7	$284	$3,809

page -17-

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals
Six Months ended March 31, 2012:

Beginning Balance, October 1, 2011	$871	$33	$431	$1,516	$214	$5	$241	$3,311
Charge-offs	—	—	—	—	(127)	(11)	—	(138)

Recoveries	—	—	—	—	128	3	—	131

Provisions	151	5	55	229	12	10	43	505

Ending balance, March 31, 2012	$1,022	$38	$486	$1,746	$226	$7	$284	$3,809

Ending balance:
Individually evaluated for impairment	$387	$—	$142	$439	$—	$—	$—	$968

Ending balance:
Collectively evaluated for impairment	$635	$38	$344	$1,307	$226	$4	$287	$2,841

Loans:
Ending balance:	$325,315	$6,232	$82,141	$95,835	$6,796	$1,057	$—	$517,376

Ending balance:
Individually evaluated for impairment	$4,486	$—	$257	$3,688	$—	$—	$—	$8,431

Ending balance:
Collectively evaluated for impairment	$320,829	$6,232	$81,884	$92,147	$6,796	$1,057	$—	$508,945

page -18-

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals
Three Months ended March 31, 2011:

Beginning Balance, January 1, 2011	$947	$8	$457	$983	$130	$10	$104	$2,639

Charge-offs	(15)	—	—	—	—	(6)	—	(21)

Recoveries	—	—	—	—	—	2	—	2

Provisions	60	1	43	(23)	(13)	4	103	175

Ending balance, March 31, 2011	$992	$9	$500	$960	$117	$10	$207	$2,795

page -19-

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals
Six Months ended March 31, 2011:

Beginning Balance, October 1, 2010	$821	$7	$405	$906	$4	$22	$339	$2,504

Charge-offs	(24)	—	—	—	—	(12)	—	(36)

Recoveries	—	—	—	—	—	2	—	2

Provisions	195	2	95	54	113	(2)	(132)	325

Ending balance, March 31, 2011	$992	$9	$500	$960	$117	$10	$207	$2,795

Ending balance:
Individually evaluated for impairment	$317	$—	$147	$105	$—	$5	$—	$574

Ending balance:
Collectively evaluated for impairment	$675	$9	$353	$855	$117	$5	$207	$2,221

Loans:
Ending balance:	$332,219	$6,129	$85,958	$79,203	$6,442	$1,125	$—	$511,076

Ending balance:
Individually evaluated for impairment	$2,794	$—	$212	$232	$—	$5	$—	$3,243

Ending balance:
Collectively evaluated for impairment	$329,425	$6,129	$85,746	$78,971	$6,442	$1,120	$—	$507,833

page -20-

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02, and as such, there are no retroactive disclosures required. The company had no loans modified as troubled debt restructurings for the six months ended March 31, 2012.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2012 and September 30, 2011:

	March 31,	September 30,
(In Thousands)	2012	2011
Residential Mortgages	$4,584	$3,059
Construction	—	—
Home Equity	257	171
Commercial Mortgages	3,688	127
Commercial Business Loans	—	—
Consumer Non-Real Estate	3	—

Total	$8,532	$3,357

4. FEDERAL HOME LOAN BANK STOCK

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. During 2011 and 2012, the FHLB allowed certain redemptions. In February 2012, the FHLB of Pittsburgh reinstated the stock dividend at a rate of 0.10%.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of March 31, 2012.

page -21-

5. DEPOSITS

Deposits are summarized as follows:

	(In Thousands)
	March 31,	September 30,
	2012	2011
Non-interest bearing checking accounts	$31,248	$20,836
Now accounts	38,287	30,175
Interest bearing checking accounts	42,630	39,135
Money market deposit accounts	149,555	134,611
Passbook and club accounts	4,129	4,194
Certificate of deposits	284,572	295,450

Total Deposits	$550,421	$524,401

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2012 and September 30, 2011 amounted to approximately $57.1 million and $61.5 million, respectively.

6. COMMITMENTS

At March 31, 2012, the following commitments were outstanding:

(In Thousands)
Letters of credit	$203
Commitments to originate loans	11,480
Unused portion of home equity lines of credits	55,429
Unused portion of commercial lines of credits	8,572
Undisbursed portion of construction loans in process	4,012

Total	$79,696

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

page -22-

7. EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic	3,738,430	3,723,236	3,750,800	3,708,140
Diluted	3,794,487	3,758,260	3,790,592	3,741,864

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options and unvested restricted stock grants. There were 167,170 stock options and 5,263 unvested restricted stock grants that were anti-dilutive for the three months and six months ended March 31, 2012, respectively. There were 223,831 stock options and 2,822 unvested restricted stock grants that were anti-dilutive for the three month and six months periods ended March 31, 2011, respectively.

8. LONG-TERM DEBT

Advances consists of the following:

	March 31,		September 30,
	2012		2011
	(In Thousands)
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate
1 to 12 months	$39,509	4.39%	$53,029	4.50%
13 to 24 months	51,465	4.17%	32,778	4.07%
25 to 36 months	2,297	3.58%	27,563	4.13%
37 to 48 months	15,000	3.89%	17,656	3.84%
49 to 60 months	35,000	4.86%	10,000	4.71%
61 to 72 months	55,000	3.94%	45,000	4.52%
73 to 84 months	28,956	4.05%	64,168	4.38%

Total	$227,227	4.22%	$250,194	4.34%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at March 31, 2012 and September 30, 2011, respectively. Included in the table above at March 31, 2012 and September 30, 2011 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $329.7 million of which $177.2 million was used as of March 31, 2012. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.

page -23-

9. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of March 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at March 31, 2012 and September 30, 2011 are also presented in the table below. The Company’s capital ratios are not significantly different than the Bank’s disclosed below.

					To Be Considered Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2012
Tier 1 Capital (to assets)	$57,627	6.98%	$33,045	4.00%	$41,306	5.00%
Tier 1 Capital (to risk weighted assets)	57,627	12.31%	18,721	4.00%	28,081	6.00%
Total Capital (to risk weighted assets)	61,466	13.13%	37,442	8.00%	46,802	10.00%

At September 30, 2011
Tier 1 Capital (to assets)	$57,055	6.77%	$33,722	4.00%	$42,153	5.00%
Tier 1 Capital (to risk weighted assets)	57,055	12.23%	18,662	4.00%	27,993	6.00%
Total Capital (to risk weighted assets)	60,366	12.94%	37,325	8.00%	46,656	10.00%

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

page -24-

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and September 30, 2011 are as follows:

Description (In Thousands)	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Available for sale securities: (1)
Equity securities	$421	$421	$—	$—
U.S. Government money market funds	14,018	14,018	—	—
Collateralized mortgage obligations	842	—	842	—

Total	$15,281	$14,439	$842	$—

Description (In Thousands)	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Available for sale securities: (1)
Equity securities	$289	$289	$—	$—
U.S. Government money market funds	17,420	17,420	—	—
Collateralized mortgage obligations	806	—	806	—

Total	$18,515	$17,709	$806	$—

(1) Securities are measured at fair value on a recurring basis, generally monthly.

page -25-

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the quarter ended March 31, 2012.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and September 30, 2011 are as follows:

Description (In Thousands)	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$5,749	$—	$—	$5,749
Foreclosed Real Estate	313	—	—	313

Totals	$6,062	$—	$—	$6,062

Description (In Thousands)	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,365	$—	$—	$1,365
Foreclosed Real Estate	196	—	—	196

Totals	$1,561	$—	$—	$1,565

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

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

page -26-

Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Foreclosed real estate is real estate owned and is carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and therefore foreclosed real estate are classified within level 3 of the fair value hierarchy. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of March 31, 2012 and September 30, 2011.

The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.

page -27-

The carrying amounts and estimated fair values of financial instruments as of March 31, 2012 and September 30, 2011 are as follows.

			Fair Value Measurements at March 31, 2012
(In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets:

Cash and cash equivalents	$49,545	$49,545	$49,545	$—	$—
Securities held to maturity	226,148	234,346	—	234,346	—
Securities available-for-sale	15,281	15,281	14,439	842	—
Loans receivable—net	508,090	531,711	—	—	531,711
Federal Home Loan Bank stock	11,832	11,832	11,832	—	—
Accrued interest receivable	2,637	2,637	2,637	—	—

Liabilities:
Checking, passbook, club and NOW deposit accounts	116,294	116,294	116,294	—	—
Money Market deposit accounts	149,555	149,555	149,555	—	—
Certificate of deposit accounts	284,572	291,938	—	291,938	—
Borrowings	227,227	251,492	—	251,492	—
Accrued interest payable	1,100	1,100	1,100	—	—

Off balance sheet financial instruments	—	—	—	—	—

	September 30, 2011
(In Thousands)	Carrying Amount	Estimated Fair Value
Assets:

Cash and cash equivalents	$22,582	$22,582
Securities held to maturity	231,756	240,581
Securities available-for-sale	18,515	18,515
Loans receivable—net	518,486	543,732
Federal Home Loan Bank stock	13,110	13,110
Accrued interest receivable	2,847	2,847

Liabilities:
Checking, passbook, club and NOW deposit accounts	94,340	94,340
Money Market deposit accounts	134,611	134,611
Certificate of deposit accounts	295,450	303,290
Borrowings	250,194	276,735
Accrued interest payable	1,315	1,315

Off balance sheet financial instruments	—	—

page -28-

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

page -29-

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

page -30-

Changes in Financial Position for the Six-Month Period Ended March 31, 2012

Total assets at March 31, 2012 were $842.3 million, an increase of $6.6 million or 0.8% for the six-month period then ended. The increase was primarily due to the growth in cash and cash equivalents of approximately $27 million. The increase was partially offset by decreases in loans receivable of $10.4 million, investments available for sale of $3.2 million and repurchase of Federal Home Loan Bank Stock of $1.3 million.

Total deposits increased $26.0 million to $550.4 million or 5.0% during the six-month period ended March 31, 2012. Advances from borrowers for taxes and insurance also increased by $3.1 million or 227.7% due to the timing of property tax payments. The increases were primarily offset by a decrease in borrowings of $23.0 million or 9.2% due to normal repayments for the period.

Comparisons of Results of Operations for the Three-Month and Six-Month Period Ended March 31, 2012 with the Three-Month and Six-Month Period Ended March 31, 2011

Net Income

Net income for the three-month period ended March 31, 2012 was $1.2 million compared to $1.1 million for the comparable period in 2011. Basic and diluted earnings per share for the three-month period ending March 31, 2012 was $0.33 and $0.32 compared to $0.29 and $0.29 for the 2011 period. Net income for the six-month period ended March 31, 2012 was $2.6 million compared to $2.3 million for the comparable period in 2011. Basic and diluted earnings per share for the six-month period ended March 31, 2012 was $0.69 and $0.68 compared to $0.62 and $0.62 for the comparable period in 2011.

Net Interest Income

Net interest income was $4.8 million for the three-month period ended March 31, 2012 compared to $4.5 million for the comparable period in 2011. Net interest income increased to $9.8 million for the six-month period ended March 31, 2012 compared to $9.0 million for the six-month period in 2011. Although our average balance of interest-earning assets and interest-bearing liabilities decreased our average interest rate spread increased from 2.16% to 2.43% in the respective six-month periods ended March 31, 2011 and 2012.

Non-Interest Income

Non-interest income increased to $462,000 for the three-month period ended March 31, 2012 from $432,000 for the comparable period in 2011. Non-interest income increased to $1.0 million for the six-months ended March 31, 2012 from $933,000 for the comparable period in 2011. The increase is primarily due to an increase in income on non-deposit products and customer service fees due to the increase in transaction accounts over the current period.

page -31-

Non-Interest Expenses

For the three-month period ended March 31, 2012, non-interest expenses increased by $73,000 or 2.2% to $3.4 million compared to $3.3 million for the same period in 2011. For the six month period ended March 31, 2012, non-interest expenses increased by $208,000 or 3.2% to $6.7 million compared to $6.5 million for the same period in 2011. Salary and employee benefits increased $98,000 to $2.0 million and $257,000 to $3.9 million for the three and six month period ended March 31, 2012. These increases are primarily due to normal salary increases and additional employee benefits expenses. Occupancy and equipment decreased $26,000 and $7,000 for the three and six month period ended March 2012. FDIC insurance expense decreased to $138,000 and $270,000 for the three and six month period ended March 31, 2012 compared to $263,000 and $489,000 for the same periods in 2011 due to the new deposit insurance assessment calculation using assets and tier one capital. Other expenses increased by $99,000 and $131,000 for the three and six month period ended March 31, 2012. The increase was primarily due to the growth in commercial loans, ATM processing, and advertising expenses. The annualized ratio of non-interest expenses to average assets for the three and six month periods ended March 31, 2012 and 2011 were 1.64%, 1.62% and 1.56%, 1.52%, respectively.

Income Taxes

The Company made provisions for income taxes of $354,000 and $1.1 million for the three-month and six-month periods ended March 31, 2012, compared to $350,000 and $779,000 for the comparable periods in 2011. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.

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

As of March 31, 2012, the Company had $79.7 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next six months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $329.7 million at March 31, 2012 of which $177.2 million was outstanding at March 31, 2012.

The Bank’s net income for the six-month period ended March 31, 2012 was $2.6 million compared to $2.3 million for the comparable period in 2011. This increased the Bank’s stockholder’s equity to $58.0 million or 6.89% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

page -32-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2012, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

page -33-

(In Thousands)	1 Year or less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Mortgage loans	$83,995	$89,362	$57,192	$100,999	$331,547
Commercial loans	51,369	18,463	16,377	16,422	102,631
Mortgage-backed securities	56,478	45,353	22,223	21,351	145,405
Consumer and other loans	69,840	8,666	3,002	1,690	83,198
Investment securities and other investments	102,871	14,413	19,700	16,225	153,209

Total interest-earning assets	364,553	176,257	118,494	156,687	815,990

Interest-bearing liabilities:
Passbook and Club accounts	397	—	—	3,732	4,129
NOW and checking accounts	8,092	—	—	72,825	80,917
Consumer Money Market Deposit accounts	58,266	—	—	64,589	122,855
Business Money Market Deposit accounts	20,025	—	—	6,675	26,700
Certificate accounts	111,699	123,974	48,899	—	284,572
Borrowed money	41,911	52,725	51,008	81,583	227,227

Total interest-bearing liabilities	240,390	176,699	99,907	229,404	746,400

Repricing GAP during the period	$124,163	$(442)	$18,587	$(72,718)	$69,590

Cumulative GAP	$124,163	$123,721	$142,308	$69,590

Ratio of GAP during the period to total assets	14.74%	-0.05%	2.21%	-8.63%

Ratio of cumulative GAP to total assets	14.74%	14.69%	16.90%	8.26%

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the second quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1-31, 2012	—	—	—	50,492
February 1-29, 2012	—	—	—	50,492
March 1-31, 2012	—	—	—	50,492

Total	—	$—	—	50,942

(1)	On June 30, 2008, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of common stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

page -35-

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: May 11, 2012	By:	/s/ Ronald B. Geib
Ronald B. Geib Chief Executive Officer

Date: May 11, 2012	By:	/s/ Brendan J. McGill
Brendan J. McGill Executive Vice President Chief Operating and Financial Officer

page -37-