Form 10-Q
period 2012-06-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2012-08-10
CIK 1107160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $.01 Par Value, 3,747,827 shares outstanding as of August 10, 2012.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Financial Condition

(In thousands, except share and per share data)	June 30, 2012	September 30, 2011

Assets
Cash and amounts due from depository institutions	$5,714	$3,857
Interest bearing deposits	27,132	18,725

Total cash and cash equivalents	32,846	22,582

Investments and mortgage-backed securities:
Available for sale (amortized cost - June 30, $29,057; September 30, $18,560)	29,136	18,515
Held to maturity (fair value - June 30, $215,960; September 30, $240,581)	207,423	231,756
Loans receivable (net of allowance for loan losses - June 30, $3,867; September 30, $3,311)	500,593	518,486
Accrued interest receivable	2,595	2,847
Federal Home Loan Bank stock - at cost	11,240	13,110
Foreclosed real estate	—	196
Office properties and equipment, net	11,703	12,005
Prepaid expenses and other assets	27,190	16,216

TOTAL ASSETS	$822,726	$835,713

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$549,665	$524,401
Long-term debt	203,765	250,194
Accrued interest payable	946	1,315
Advances from borrowers for taxes and insurance	5,592	1,368
Accounts payable and accrued expenses	3,834	1,353

Total liabilities	763,802	778,631

Commitments and contingencies

Stockholders’ equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued; outstanding June 30, 2012 3,747,031 shares September 30, 2011 3,758,751 shares	39	39
Additional paid-in capital	8,637	8,346
Treasury stock, at cost (June 30, 2012, 174,146 shares;	(2,655)	(2,405)
September 30, 2011, 162,426 shares)
Retained earnings - partially restricted	52,851	51,131
Accumulated other comprehensive income (loss)	52	(29)

Total stockholders’ equity	58,924	57,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,726	$835,713

See notes to unaudited consolidated financial statements.

page -1-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Income

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Interest Income:
Interest on mortgage loans	$4,410	$4,724	$13,567	$14,215
Interest on commercial loans	1,437	1,276	4,234	3,758
Interest on mortgage-backed securities	1,269	1,476	4,026	4,210
Interest on consumer and other loans	898	995	2,795	3,055
Interest on other taxable investments	367	807	1,162	2,342
Interest on tax-exempt investments	217	215	552	634
Dividends on investment securities	1	1	3	2

Total interest income	8,599	9,494	26,339	28,216

Interest Expense:
Interest on deposits	1,426	1,866	4,434	5,778
Interest on borrowings	2,265	2,870	7,178	8,697

Total interest expense	3,691	4,736	11,612	14,475

Net Interest Income	4,908	4,758	14,727	13,741
Provision for loan losses	255	165	760	490

Net Interest Income after Provision for Loan Losses	4,653	4,593	13,967	13,251

Other Income:
Customer service fees	135	137	430	402
Gain on sale of investments	34	—	34	—
Income on bank-owned life insurance	121	1,163	364	1,407
Other income	308	220	803	644

Total other income	598	1,520	1,631	2,453

Other Expenses:
Salaries and employee benefits	1,927	1,905	5,808	5,529
Occupancy and equipment	352	326	1,059	1,039
Deposit insurance premiums	140	234	410	724
Data processing	185	199	562	529
Other	781	722	2,257	2,067

Total other expenses	3,385	3,386	10,096	9,888

Income before Income Tax Expense	1,866	2,727	5,502	5,816

Income tax expense	555	739	1,606	1,518

Net Income	$1,311	$1,988	$3,896	$4,298

Basic Earnings Per Share	$0.35	$0.53	$1.04	$1.16

Diluted Earnings Per Share	$0.34	$0.53	$1.03	$1.15

Dividends Per Share	$0.20	$0.19	$0.58	$0.57

See notes to unaudited consolidated financial statements.

page -2-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
(In Thousands)	2012		2011
Net Income	$1,311		$1,988

Other Comprehensive Income

Unrealized loss on securities available for sale, net of tax benefit 2012, $15; 2011, $12	(29	)(1)	(24	)(1)

Total Comprehensive Income	$1,282		$1,964

	2012		2011
(1) Disclosure of change in components of unrealized loss on securities available for sale net of tax for the three month ended:
Net unrealized loss arising during the three months ended	$(11)		$(36)
Reclassification adjustment for net gains included in net income	(33)		—

	(44)		(36)
Tax benefit	15		12

Net unrealized loss on securities available for sale	$(29)		$(24)

	Nine Months Ended June 30,
(In Thousands)	2012	2011

Net Income	$3,896	$4,298

Other Comprehensive Income

Unrealized gain (loss) on securities available for sale, net of tax (benefit) expense 2012, $42; 2011, $13	81 (1)	26	(1)

Total Comprehensive Income	$3,977	$4,324

	2012	2011
(1) Disclosure of change in components of unrealized gain on securities available for sale net of tax for the nine month ended:
Net unrealized gain arising during the nine months ended	$156	$39
Reclassification adjustment for net gains included in net income	(33)	—

	123	39
Tax expense	(42)	(13)

Net unrealized gain on securities available for sale	$81	$26

See notes to unaudited consolidated financial statements.

page -3-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings- Partially Restricted	Accumulated Other Comprehensive (Loss) / Income	Treasury Stock	Total Stockholders’ Equity

Balance at October 1, 2011	3,758,751	$39	$8,346	$51,131	$(29)	$(2,405)	$57,082

Net income				3,896			3,896
Dividends - $.58 per share				(2,176)			(2,176)
Restricted stock	565		(8)			8	—
Stock option compensation			145				145
Treasury stock delivered under 401(k) plan	60,778		78			835	913
Treasury stock repurchase	(115,546)					(1,679)	(1,679)
Treasury stock delivered under reinvestment plan	32,039		88			442	530
Employee options exercised	10,444		(12)			144	132
Change in unrealized holding loss on available-for-sale securities, net of tax					81		81

Balance at June 30, 2012	3,747,031	$39	$8,637	$52,851	$52	$(2,655)	$58,924

(In thousands, except share and per share data)	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings- Partially Restricted	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at October 1, 2010	3,687,409	$39	$8,126	$48,562	$7	$(3,383)	$53,351

Net income				4,298			4,298
Dividends - $.57 per share				(2,114)			(2,114)
Stock option compensation			158				158
Treasury stock delivered under ESOP	10,000		10			137	147
Treasury stock delivered under reinvestment plan	30,709		39			421	460
Employee options exercised	19,802		(47)			272	225
Change in unrealized holding gain on available-for-sale securities, net of reclassification and tax					26		26

Balance at June 30, 2011	3,747,920	$39	$8,286	$50,746	$33	$(2,553)	$56,551

See notes to unaudited consolidated financial statements.

page -4-

Harleysville Savings Financial Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
(In Thousands)	2012	2011
Operating Activities:
Net Income	$3,896	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	458	462
Provision for loan losses	760	490
Writedowns of foreclosed real estate	10	—
Gains on securities	(34)	—
Loss on sale of foreclosed real estate	(43)	—
Amortization of deferred loan fees	163	155
Net accretion of premiums and discounts	(127)	(165)
Increase in cash surrender value of bank owned life insurance	(364)	(365)
Gain on death benefit on bank owned life insurance policy	—	(1,042)
Stock based compensation	145	158
Changes in assets and liabilities which provided (used) cash:
Increase in accounts payable and accrued expenses	2,481	39
Increase in prepaid expenses and other assets	(10,611)	(19)
Decrease in accrued interest receivable	252	133
Decrease in accrued interest payable	(369)	(51)

Net cash (used in) provided by operating activities	(3,383)	4,093

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(41,585)	(51,062)
Purchase of investment securities held to maturity	(49,970)	(49,232)
Purchase of investment securities available-for-sale	(100,117)	(59,083)
Net redemption FHLB stock	1,870	2,296
Proceeds from the sale of investment securities available-for-sale	58	—
Proceeds from the redemption of investment securities available-for-sale	89,587	63,229
Proceeds from maturities of investment securities held to maturity	65,795	63,049
Proceeds from sale of foreclosed real estate	321	—
Purchase of bank owned life insurance	—	(191)
Proceeds on bank owned life insurance	—	2,102
Principal collected on mortgage-backed securities held to maturity	50,220	32,135
Principal collected on long term loans	137,622	86,063
Long term loans originated	(120,778)	(86,220)
Purchases of premises and equipment	(156)	(347)

Net cash provided by investing activities	32,867	2,739

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	37,846	16,373
Net decrease in certificates of deposit	(12,582)	(13,371)
Cash dividends	(1,646)	(1,654)
Proceeds from long-term debt	2,000	—
Repayment of long-term debt	(48,429)	(10,147)
Acquisition of treasury stock	(1,679)	—
Treasury stock delivered under employee stock plans	1,045	372
Net increase in advances from borrowers for taxes and insurance	4,224	4,396

Provided by financing activities	(19,221)	(4,031)

INCREASE IN CASH AND CASH EQUIVALENTS	10,263	2,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,582	20,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,845	$22,991

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$12,246	$14,526
Income taxes	1,990	1,370
Non-Cash Activities during the period for:
Foreclosed real estate acquired in settlement of loans	$126	$138

See notes to unaudited consolidated financial statements.

page -5-

Harleysville Savings Financial Corporation

Notes to Unaudited Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The unaudited consolidated financial statements include the accounts of Harleysville Savings Financial Corporation (the “Company”) and its wholly owned subsidiary, Harleysville Savings Bank (the “Bank”). The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries, HSB Inc, a Delaware corporation which was formed in order to hold certain assets, Freedom Financial LLC, a Pennsylvania limited liability Company that allows the Company to offer non deposit products, and HARL LLC, a limited liability Company that allows the Bank to invest in equity investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 2012 or any other period. The financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended September 30, 2011.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of the Company’s securities gross unrealized gains and losses, as of June 30, 2012 and September 30, 2011 are as follows:

Available for sale securities:	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair
(In Thousands)				Value
Equity securities	$330	$91	$(63)	$358
Collateralized mortgage obligations	785	51	—	836
U.S. Government money market funds	27,942	—	—	27,942

Total Available for Sale Securities	$29,057	$142	$(63)	$29,136

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$355	$44	$(110)	$289
Collateralized mortgage obligations	785	21	—	806
U.S. Government money market funds	17,420	—	—	17,420

Total Available for Sale Securities	$18,560	$65	$(110)	$18,515

Held to maturity securities:	June 30, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$135,948	$7,330	$—	$143,278
Collateralized mortgage obligations	15,241	118	(12)	15,347
Municipal bonds	13,256	1,049	—	14,305
U.S. Government Agencies	42,978	111	(59)	43,030

Total Held to Maturity Securities	$207,423	$8,608	$(71)	$215,960

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$124,576	$7,855	$—	$132,431
Collateralized mortgage obligations	25,165	118	(33)	25,250
Municipal bonds	16,022	814	(21)	16,815
U.S. Government Agencies	65,993	146	(54)	66,085

Total Held to Maturity Securities	$231,756	$8,933	$(108)	$240,581

page -8-

All the Company’s mortgage-backed securities and collateralized mortgage obligations are secured by residential properties. At June 30, 2012, The Bank holds $16.1 million in Collateralized Mortgage Obligations (CMOs) of which $13.7 million are issued by Government Sponsored Enterprises and $2.4 million are privately-issued. These private label securities are adequately rated.

A summary of securities with unrealized losses, aggregated by category, at June 30, 2012 is as follows:

	Less than 12 Months		12 Months or Longer		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Collateralized mortgage obligations	$4,173	$(4)	$752	$(8)	$4,925	$(12)
Municipal bonds	—	—	—	—	—	—
U.S. Government Agencies	13,929	(59)	—	—	13,929	(59)

Subtotal debt securities	18,102	(63)	752	(8)	18,854	(71)
Equity securities	—	—	149	(63)	149	(63)

Total temporarily impaired securities	$18,102	$(63)	$901	$(71)	$19,003	$(134)

At June 30, 2012, debt securities in a gross unrealized loss position consisted of 10 securities that at such date had an aggregate depreciation of 0.37% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment.

As of June 30, 2012, there were two equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss of June 30, 2012 represents an other-than-temporary impairment.

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

page -9-

The following table sets forth the stated maturities of the investment and mortgage-backed securities at June 30, 2012. Money market funds and equity securities are not included in the table based on lack of maturity.

	June 30, 2012
(In Thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	785	836
Due after ten years	—	—

Total	$785	$836

Held to maturity:
Due in one year or less	$65,775	$66,210
Due after one year through five years	108,604	115,085
Due after five years through ten years	33,044	34,665
Due after ten years	—	—

Total	$207,423	$215,960

Certain of the Company’s investment securities, totaling $18.2 million and $8.9 million at June 30, 2012 and September 30, 2011, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law. Other securities, totaling $52.4 million and $52.8 million at June 30, 2012 and September 30, 2011, respectively, were pledged for long-term advances of $50 million as described in Note 8.

3. LOANS RECEIVABLE

Loans receivable consists of the following:

(In Thousands)	June 30, 2012	September 30, 2011
Residential Mortgages	$316,588	$336,379
Construction	6,381	5,818
Home Equity	80,432	85,521
Commercial Mortgages	97,512	91,085
Commercial Business Loans	6,448	6,262
Consumer Non-Real Estate	1,133	1,136

Total	508,494	526,201
Undisbursed portion of loans in process	(2,956)	(3,401)
Deferred loan fees	(1,078)	(1,003)
Allowance for loan losses	(3,867)	(3,311)

Loans Receivable - net	$500,593	$518,486

The total amount of loans being serviced for the benefit of others was approximately $629,000 and $1.7 million at June 30, 2012 and September 30, 2011, respectively.

page -10-

The loans receivable portfolio is segmented into consumer and commercial loans. Consumer loans consist of the following classes: residential mortgage loans, home equity loans and consumer non-real estate loans. Commercial loans consist of the following classes: commercial mortgages and commercial business loans. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally nine months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and September 30, 2011:

	June 30, 2012
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$311,342	$71	$4,343	$832	$316,588
Construction	6,381	—	—	—	6,381
Home Equity	80,186	—	246	—	80,432
Commercial Mortgages	91,110	—	6,402	—	97,512
Commercial Business Loans	6,448	—	—	—	6,448
Consumer Non-Real Estate	1,133	—	—	—	1,133

Total	$496,600	$71	$10,991	$832	$508,494

	September 30, 2011
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$333,243	$77	$2,417	$642	$336,379
Construction	5,818	—	—	—	5,818
Home Equity	85,285	50	186	—	85,521
Commercial Mortgages	80,615	10,343	—	127	91,085
Commercial Business Loans	6,162	100	—	—	6,262
Consumer Non-Real Estate	1,136	—	—	—	1,136

Total	$512,259	$10,570	$2,603	$769	$526,201

page -13-

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2012 and September 30, 2011:

	June 30, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,546	$1,555	$—	$1,564	$45
Construction	—	—	—	—	—
Home Equity	60	94	—	60	2
Commercial Mortgages	1,986	1,986	—	1,974	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	3	—

With an allowance recorded:
Residential Mortgages	$3,629	$3,826	$(488)	$3,451	$10
Construction	—	—	—	—	—
Home Equity	186	186	(131)	221	2
Commercial Mortgages	4,416	4,416	(735)	4,416	61
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$5,175	$5,381	$(488)	$5,015	$55
Construction	—	—	—	—	—
Home Equity	246	280	(131)	281	4
Commercial Mortgages	6,402	6,402	(735)	6,390	61
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	3	—

page -14-

	September 30, 2011
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,526	$1,530	$—	$1,541	$87
Construction	—	—	—	—	—
Home Equity	77	77	—	77	—
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

With an allowance recorded:
Residential Mortgages	$1,533	$1,632	$(198)	$1,639	$28
Construction	—	—	—	—	—
Home Equity	109	109	(79)	111	2
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—	—

Total:
Residential Mortgages	$3,059	$3,162	$(198)	$3,180	$115
Construction	—	—	—	—	—
Home Equity	186	186	(79)	188	2
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

page -15-

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and September 30, 2011:

	June 30, 2012
(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$7,970	$3,635	$11,605	$304,983	$316,588	$—
Construction	—	—	—	6,381	6,381	—
Home Equity	309	53	362	80,070	80,432	—
Commercial Mortgages	—	3,684	3,684	93,828	97,512	—
Commercial Business Loans	—	—	—	6,448	6,448	—
Consumer Non-Real Estate	58	2	60	1,073	1,133	—

Total	$8,337	$7,374	$15,711	$492,783	$508,494	$—

	September 30, 2011
(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$1,719	$2,771	$4,490	$331,889	$336,379	$—
Construction	—	—	—	5,818	5,818	—
Home Equity	467	100	567	84,954	85,521	15
Commercial Mortgages	4,180	127	4,307	86,778	91,085	—
Commercial Business Loans	—	—	—	6,262	6,262	—
Consumer Non-Real Estate	—	4	4	1,132	1,136	—

Total	$6,366	$3,002	$9,368	$516,833	$526,201	$15

page -16-

The following table provides the activity in the allowance for loan losses by loan class for three and nine-months ended June 30, 2012 and 2011. The balance in the allowance for loan losses at June 30, 2012 and June 30, 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.

Allowance for Loan Loss:

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals

Three Months ended June 30, 2012:

Beginning Balance, April 1, 2012	$1,022	$38	$486	$1,746	$226	$7	$284	$3,809
Charge-offs	(161)	—	—	—	—	(36)	—	(197)

Recoveries	—	—	—	—	—	—	—	—

Provisions	439	(28)	56	(94)	(133)	37	(22)	255

Ending balance, June 30, 2012	$1,300	$10	$542	$1,652	$93	$8	$262	$3,867

page -17-

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals

Nine Months ended June 30, 2012:

Beginning Balance, October 1, 2011	$871	$33	$431	$1,516	$214	$5	$241	$3,311
Charge-offs	(190)	—	—	—	—	(19)	—	(209)

Recoveries	—	—	—	—	—	5	—	5

Provisions	619	(23)	111	136	(121)	18	20	760

Ending balance, June 30, 2012	$1,300	$10	$542	$1,652	$93	$9	$261	$3,867

Ending balance:
Individually evaluated for impairment	$488	$—	$131	$735	$—	$—	$—	$1,354

Ending balance:
Collectively evaluated for impairment	$812	$10	$411	$917	$93	$9	$261	$2,513

Loans:
Ending balance:	$316,588	$6,381	$80,432	$97,512	$6,448	$1,133	$—	$508,494

Ending balance:
Individually evaluated for impairment	$5,175	$—	$246	$6,402	$—	$—	$—	$11,823

Ending balance:
Collectively evaluated for impairment	$311,413	$6,381	$80,186	$91,110	$6,448	$1,133	$—	$496,671

page -18-

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals

Three Months ended June 30, 2011:

Beginning Balance, April 1, 2011	$992	$9	$500	$960	$117	$10	$207	$2,795

Charge-offs	(199)	—	—	(105)	—	(6)	—	(310)

Recoveries	—	—	—	—	—	2	—	2

Provisions	87	1	(59)	43	27	(1)	67	165

Ending balance, June 30, 2011	$880	$10	$441	$898	$144	$5	$274	$2,652

page -19-

	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals

Nine Months ended June 30, 2011:

Beginning Balance, October 1, 2011	$856	$35	$395	$801	$234	$14	$169	$2,504

Charge-offs	(224)	—	—	(105)	—	(18)	—	(347)

Recoveries	—	—	—	—	—	5	—	5

Provisions	248	(25)	46	202	(90)	4	105	490

Ending balance, June 30, 2011	$880	$10	$441	$898	$144	$5	$274	$2,652

Ending balance:
Individually evaluated for impairment	$196	$—	$89	$—	$—	$—	$—	$285

Ending balance:
Collectively evaluated for impairment	$684	$10	$352	$898	$144	$5	$274	$2,367

Loans:
Ending balance:	$336,426	$6,883	$85,276	$82,909	$7,274	$1,218	$—	$519,986

Ending balance:
Individually evaluated for impairment	$3,006	$—	$154	$127	$—	$—	$—	$3,287

Ending balance:
Collectively evaluated for impairment	$333,420	$6,883	$85,122	$82,782	$7,274	$1,218	$—	$516,699

page -20-

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

Troubled debt restructurings are comprised of three loans totaling $4.7 million at June 30, 2012, compared to no loans restructured at September 30, 2011.

The following table summarizes information in regards to troubled debt restructurings for the nine months ended June 30, 2012 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Commercial real estate	3	$4,632	$4,691

There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified three commercial real estate loans during the nine months ended June 30, 2012. As a result of the modified terms of the new loans, the Company extended the maturity on one of the three modified loans and modified the interest rate on the remaining two modified loans. The effective interest rate of the new terms of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans. The borrower has remained current since the modification.

page -21-

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012 and September 30, 2011:

(In Thousands)	June 30, 2012	September 30, 2011
Residential Mortgages	$3,635	$3,059
Construction	—	—
Home Equity	53	171
Commercial Mortgages	3,684	127
Commercial Business Loans	—	—
Consumer Non-Real Estate	2	—

Total	$7,374	$3,357

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of June 30, 2012.

page -22-

5. DEPOSITS

Deposits are summarized as follows:

	(In Thousands)
	June 30, 2012	September 30, 2011
Non-interest bearing checking accounts	$26,399	$20,836
Now accounts	39,031	30,175
Interest bearing checking accounts	41,232	39,135
Money market deposit accounts	155,418	134,611
Passbook and club accounts	4,717	4,194
Certificate of deposits	282,868	295,450

Total Deposits	$549,665	$524,401

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2012 and September 30, 2011 amounted to approximately $56.9 million and $61.5 million, respectively.

6. COMMITMENTS

At June 30, 2012, the following commitments were outstanding:

(In Thousands)
Letters of credit	$203
Commitments to originate loans	9,248
Unused portion of home equity lines of credits	55,840
Unused portion of commercial lines of credits	7,055
Undisbursed portion of construction loans in process	2,624

Total	$74,970

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

page -23-

7. EARNINGS PER SHARE

The following shares were used for the computation of earnings per share:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Basic	3,736,462	3,737,439	3,746,038	3,717,906
Diluted	3,823,689	3,771,917	3,801,159	3,752,059

The difference between the number of shares used for computation of basic earnings per share and diluted earnings per share represents the dilutive effect of stock options and unvested restricted stock grants. There were 168,334 stock options and 5,283 unvested restricted stock grants that were anti-dilutive for the three months and nine months ended June 30, 2012, respectively. There were 230,820 stock options and 2,822 unvested restricted stock grants that were anti-dilutive for the three month and nine months periods ended June 30, 2011, respectively.

8. LONG-TERM DEBT

Advances consists of the following:

	June 30, 2012		September 30, 2011
	(In Thousands)
Maturing Period	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate

1 to 12 months	$26,139	3.80%	$53,029	4.50%
13 to 24 months	41,663	4.29%	32,778	4.07%
25 to 36 months	2,115	3.58%	27,563	4.13%
37 to 48 months	20,000	4.13%	17,656	3.84%
49 to 60 months	30,000	4.86%	10,000	4.71%
61 to 72 months	68,848	3.98%	45,000	4.52%
73 to 84 months	15,000	3.93%	64,168	4.38%

Total	$203,765	4.16%	$250,194	4.34%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. The Company has a line of credit with the FHLB of which $0 out of $75.0 million was used at June 30, 2012 and September 30, 2011, respectively. Included in the table above at June 30, 2012 and September 30, 2011 are convertible advances whereby the FHLB has the option at a predetermined strike rate to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate (“LIBOR”). The Company then has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The Company has a total FHLB borrowing capacity of $329.1 million of which $153.8 million was used as of June 30, 2012. In addition, there are four long-term advances from other financial institutions totaling $50 million that are secured by investment and mortgage-backed securities.

page -24-

9. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of June 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at June 30, 2012 and September 30, 2011 are also presented in the table below. The Company’s capital ratios are not significantly different than the Bank’s disclosed below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2012
Tier 1 Capital (to assets)	$58,791	7.13%	$32,991	4.00%	$41,238	5.00%
Tier 1 Capital (to risk weighted assets)	58,791	12.47%	18,852	4.00%	28,278	6.00%
Total Capital (to risk weighted assets)	62,671	13.30%	37,704	8.00%	47,129	10.00%

At September 30, 2011
Tier 1 Capital (to assets)	$57,055	6.77%	$33,722	4.00%	$42,153	5.00%
Tier 1 Capital (to risk weighted assets)	57,055	12.23%	18,662	4.00%	27,993	6.00%
Total Capital (to risk weighted assets)	60,366	12.94%	37,325	8.00%	46,656	10.00%

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

page -25-

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and September 30, 2011 are as follows:

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Available for sale securities: (1)
Equity securities	$358	$358	$—	$—
U.S. Government money market funds	27,942	27,942	—	—
Collateralized mortgage obligations	836	—	836	—

Total	$29,136	$28,300	$836	$—

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Available for sale securities: (1)
Equity securities	$289	$289	$—	$—
U.S. Government money market funds	17,420	17,420	—	—
Collateralized mortgage obligations	806	—	806	—

Total	$18,515	$17,709	$806	$—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

page -26-

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the quarter ended June 30, 2012.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and September 30, 2011 are as follows:

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Impaired Loans	$6,877	$—	$—	$6,877

Totals	$6,877	$—	$—	$6,877

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Impaired Loans	$1,365	$—	$—	$1,365
Foreclosed Real Estate	196	—	—	196

Totals	$1,561	$—	$—	$1,565

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

page -27-

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2012 and September 30, 2011.

The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.

page -28-

The carrying amounts and estimated fair values of financial instruments as of June 30, 2012 and September 30, 2011 are as follows.

			Fair Value Measurements at June 30, 2012
(In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash and cash equivalents	$32,846	$32,846	$32,846	$—	$—
Securities held to maturity	207,423	215,960	—	215,960	—
Securities available-for-sale	29,136	29,136	28,300	836	—
Loans receivable - net	500,593	527,150	—	—	527,150
Federal Home Loan Bank stock	11,240	11,240	11,240	—	—
Accrued interest receivable	2,595	2,595	2,595	—	—

Liabilities:
Checking, passbook, club and NOW deposit accounts	111,379	111,379	111,379	—	—
Money Market deposit accounts	155,418	155,418	155,418	—	—
Certificate of deposit accounts	282,868	292,010	—	292,010	—
Borrowings	203,765	259,606	—	259,606	—
Accrued interest payable	946	946	946	—	—

Off balance sheet financial instruments	—	—	—	—	—

			Fair Value Measurements at September 30, 2011
(In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash and cash equivalents	$22,582	$22,582	$22,582	$—	$—
Securities held to maturity	231,756	240,581	—	240,581	—
Securities available-for-sale	18,515	18,515	17,709	806	—
Loans receivable - net	518,486	543,732	—	—	543,732
Federal Home Loan Bank stock	13,110	13,110	13,110	—	—
Accrued interest receivable	2,847	2,847	2,847	—	—

Liabilities:
Checking, passbook, club and NOW deposit accounts	94,340	94,340	93,340	—	—
Money Market deposit accounts	134,611	134,611	134,611	—	—
Certificate of deposit accounts	295,450	303,290	—	303,290	—
Borrowings	250,194	276,735	—	276,735	—
Accrued interest payable	1,315	1,315	1,315	—	—

Off balance sheet financial instruments	—	—	—	—	—

page -29-

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

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

page -30-

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

General Valuation Allowance on Certain Identified Problem Loans – We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio – We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

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

page -31-

Changes in Financial Position for the Nine-Month Period Ended June 30, 2012

Total assets at June 30, 2012 were $822.7 million, a decrease of $13.0 million or 1.6% for the nine-month period then ended. This was primarily due to decreases in loans receivable of $17.9 million, investments held to maturity of $24.3 million, and repurchase of Federal Home Loan Bank Stock of $1.9 million. The decrease was partially offset by the growth in cash and cash equivalents of approximately $10.3 million, investments available for sale of $10.6 million, and prepaid expense and other assets of $11.0 million. The increase in other assets of $11.0 million was due to the set up of a receivable for the non-receipt of $10.0 million in called securities over month end.

Total deposits increased $25.3 million to $549.7 million or 4.8% during the nine-month period ended June 30, 2012. Advances from borrowers for taxes and insurance also increased by $4.2 million or 308.8% due to the timing of property tax payments. The increases were primarily offset by a decrease in borrowings of $46.4 million or 18.6% due to normal repayments for the period.

Comparisons of Results of Operations for the Three-Month and Nine-Month Period Ended June 30, 2012 with the Three-Month and Nine-Month Period Ended June 30, 2011

Net Income

Net income for the three-month period ended June 30, 2012 was $1.3 million compared to $2.0 million for the comparable period in 2011. Basic and diluted earnings per share for the three-month period ending June 30, 2012 was $0.35 and $0.34 compared to $0.53 and $0.53 for the 2011 period. Net income for the nine-month period ended June 30, 2012 was $3.9 million compared to $4.3 million for the comparable period in 2011. There was a onetime Bank Owned Life Insurance (“BOLI”), net death benefit claim, of $927,000 (net of $115,000 state income taxes), or $0.24 per diluted share due to the death of an officer during the comparable period in 2011. Basic and diluted earnings per share for the nine-month period ended June 30, 2012 was $1.04 and $1.03 compared to $1.16 and $1.15 for the comparable period in 2011.

Net Interest Income

Net interest income was $4.9 million for the three-month period ended June 30, 2012 compared to $4.8 million for the comparable period in 2011. Net interest income increased to $14.7 million for the nine-month period ended June 30, 2012 compared to $13.7 million for the nine-month period in 2011. Although our average balance of interest-earning assets and interest-bearing liabilities decreased our average interest rate spread increased from 2.03% to 2.26% in the respective nine-month periods ended June 30, 2011 and 2012 resulting in an overall increase of $1.0 million in net interest income when comparing the third quarter 2012 with the same period in 2011.

Non-Interest Income

Non-interest income decreased to $598,000 for the three-month period ended June 30, 2012 from $1.5 million for the comparable period in 2011. Non-interest income decreased to $1.6 million for the nine-months ended June 30, 2012 from $2.5 million for the comparable period in 2011. The decreases are primarily due to a onetime Bank Owned Life Insurance (“BOLI”) benefit of $1.0 million in 2011. The decrease was partially offset by an increase in other income of $159,000 due to ATM fees, growth in commercial loans, NSF fees and a gain on the sale of a REO property.

page -32-

Non-Interest Expenses

For the three-month period ended June 30, 2012, non-interest expenses decreased by $1,000 or 0.03% to $3.4 million compared to $3.4 million for the same period in 2011. For the nine month period ended June 30, 2012, non-interest expenses increased by $207,000 or 2.1% to $10.1 million compared to $9.9 million for the same period in 2011. Salary and employee benefits increased $22,000 to $2.0 million and $279,000 to $5.8 million for the three and nine month period ended June 30, 2012. These increases are primarily due to normal salary increases and additional employee benefits expenses. Occupancy and equipment increased $26,000 and $19,000 for the three and nine month period ended June 2012. FDIC insurance expense decreased to $140,000 and $410,000 for the three and nine month period ended June 30, 2012 compared to $234,000 and $724,000 for the same periods in 2011 due to the new deposit insurance assessment calculation using assets and tier one capital. Other expenses increased by $59,000 and $190,000 for the three and nine month period ended June 30, 2012. The increase was primarily due to the growth in commercial loans, ATM processing, advertising expenses, and Reo expenses. The annualized ratio of non-interest expenses to average assets for the three and nine month periods ended June 30, 2012 and 2011 were 1.63%, 1.64% and 1.54%, 1.58%, respectively.

Income Taxes

The Company made provisions for income taxes of $555,000 and $1.6 million for the three-month and nine-month periods ended June 30, 2012, compared to $739,000 and $1.5 million for the comparable periods in 2011. These provisions are based on the levels of pre-tax income, adjusted primarily for tax-exempt interest income on investments.

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

As of June 30, 2012, the Company had $75.0 million in commitments to fund loan originations, disburse loans in process and meet other obligations. Management anticipates that the majority of these commitments will be funded within the next nine months by means of normal cash flows and new deposits.

The Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also has available borrowings with the Federal Home Loan Bank of Pittsburgh up to the Company’s maximum borrowing capacity, which was $329.1 million at June 30, 2012 of which $153.8 million was outstanding at June 30, 2012.

The Bank’s net income for the nine-month period ended June 30, 2012 was $3.9 million compared to $4.3 million for the comparable period in 2011. This increased the Bank’s stockholder’s equity to $58.9 million or 7.16% of total assets. This amount is well in excess of the Bank’s minimum regulatory capital requirement.

page -33-

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2012, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid.

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

page -34-

(In Thousands)	1 Year or less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Mortgage loans	$82,727	$87,312	$55,880	$97,050	$322,969
Commercial loans	52,134	18,658	16,729	16,439	103,960
Mortgage-backed securities	56,370	48,784	23,904	22,967	152,025
Consumer and other loans	70,742	8,284	1,906	633	81,565
Investment securities and other investments	89,078	13,422	13,695	6,711	122,906

Total interest-earning assets	351,051	176,460	112,114	143,800	783,425

Interest-bearing liabilities:
Passbook and Club accounts	453	—	—	4,264	4,717
NOW and checking accounts	8,026	—	—	72,237	80,263
Consumer Money Market Deposit accounts	59,708	—	—	67,795	127,503
Business Money Market Deposit accounts	21,078	—	—	6,837	27,915
Certificate accounts	114,811	115,877	52,180	—	282,868
Borrowed money	28,563	42,733	51,019	81,450	203,765

Total interest-bearing liabilities	232,639	158,610	103,199	232,583	727,031

Repricing GAP during the period	$118,412	$17,850	$8,915	$(88,783)	$56,394

Cumulative GAP	$118,412	$136,262	$145,177	$56,394

Ratio of GAP during the period to total assets	14.39%	2.17%	1.08%	-10.79%

Ratio of cumulative GAP to total assets	14.39%	16.56%	17.65%	6.85%

page -35-

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the third quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2012	—	—	—	50,492
May 1-31, 2012	—	—	—	50,492
June 1-30, 2012	—	—	—	50,492

Total	—	$—	—	50,492

(1)	On June 30, 2008, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of common stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

page -36-

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information.

Not applicable.

Item 6.	Exhibits

No.	Descriptions

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Operating and Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Operating and Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*  These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

page -37-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE SAVINGS FINANCIAL CORPORATION

Date: August 10, 2012	By: /s/ Ronald B. Geib
Ronald B. Geib
Chief Executive Officer

Date: August 10, 2012	By: /s/ Brendan J. McGill
Brendan J. McGill
Executive Vice President
Chief Operating and Financial Officer

page -38-