Form 10-K
period 2012-09-30
HARLEYSVILLE SAVINGS FINANCIAL CORP
filed 2012-12-17
CIK 1107160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2012

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 3,379,206 shares of the Registrant’s common stock held by non-affiliates (3,768,931 shares outstanding, less 389,725 shares held by affiliates), based upon the closing price of $16.50 for a share of common stock on March 31, 2012, as reported by the Nasdaq Stock Market, was approximately $55.8 million. Shares of common stock held by executive officers, directors and by each person who owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of December 3, 2012: 3,763,192

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders for the year ended September 30, 2012 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

UNITED STATES

HARLEYSVILLE SAVINGS FINANICAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2012

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

General

Harleysville Savings Financial Corporation is a Pennsylvania corporation headquartered in Harleysville, Pennsylvania. The Company became the bank holding company for Harleysville Savings Bank in connection with the holding company reorganization of the Bank in February 2000 (the “Reorganization”). In August 1987, the Bank’s predecessor, Harleysville Savings Association, converted to the stock form of organization. The Bank, whose predecessor was originally, incorporated in 1915, converted from a Pennsylvania chartered, permanent reserve fund savings association to a Pennsylvania chartered stock savings bank in June 1991. The Bank operates from six full-service offices located in Montgomery County and one office located in Bucks County, Pennsylvania. The Bank’s primary market area includes Montgomery County, which has the third largest population and the second highest per capita income in the Commonwealth of Pennsylvania, and, to a lesser extent, Bucks County. As of September 30, 2012, the Company had $802.6 million of total assets, $542.9 million of deposits and $59.7 million of stockholders’ equity. The Company’s stockholders’ equity constituted 7.4% of total assets as of September 30, 2012.

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

Lending Activities

Loan Portfolio Composition. The Company’s loan portfolio is predominantly comprised of loans secured by first mortgages on single-family residential properties. As of September 30, 2012, first mortgage loans on residential properties, including loans on single-family, multi-family residential properties, construction loans and lot loans on such properties, amounted to $315.4 million or 63.0% of the Company’s total loan portfolio. Loans on the Company’s residential properties are primarily long-term and are conventional (i.e., not insured or guaranteed by a federal agency).

As of September 30, 2012, loans secured by commercial real estate and commercial business loans comprised $97.7 million and $6.1 million or 19.5% and 1.2% of the total loan portfolio, respectively. Home equity lines, including installment home equity loans and home equity lines of credit comprised $80.4 million or 16.1% of the total loan portfolio. Consumer loans, including automobile loans, loans on savings accounts and education loans, constituted $1.3 million or 0.2% of the total loan portfolio as of September 30, 2012.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	As of September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential
Single-family	$308,983	61.7%	$332,642	63.2%	$336,081	65.0%	$343,155	68.2%	$333,885	68.9%
Multi-family	1,422	0.3	1,612	0.3	1,807	0.3	1,997	0.4	2,392	0.5
Construction	3,258	0.7	5,818	1.1	4,752	0.9	2,912	0.6	8,346	1.7
Lot loans	1,721	0.3	2,125	0.4	1,986	0.4	1,141	0.2	1,167	0.2
Home equity	80,402	16.1	85,521	16.3	90,511	17.5	92,343	18.4	92,254	19.1
Commercial real estate	97,659	19.5	91,085	17.3	75,450	14.6	54,341	10.8	37,799	7.8

Total real estate loans	493,445	98.6%	518,803	98.6%	510,587	98.7%	495,889	98.6%	475,843	98.2%

Non-real estate loans:
Commercial business loans	6,059	1.2	6,262	1.2	4,327	0.8	4,982	1.0	6,584	1.4
Consumer non-real estate loans	1,272	0.2	1,136	0.2	1,980	0.5	2,242	0.4	1,955	0.4

Total consumer loans	7,331	1.4%	7,398	1.4%	6,307	1.3%	7,224	1.4%	8,539	1.8%

Total loans receivable	500,776	100.0%	526,201	100.0%	516,894	100.0%	503,113	100.0%	484,382	100.0%

Less:
Loans in process	(1,362)		(3,401)		(3,426)		(1,873)		(5,108)
Deferred loan fees	(1,015)		(1,003)		(871)		(755)		(428)
Allowance for loan losses	(4,032)		(3,311)		(2,504)		(2,094)		(1,988)

Total loans receivable net	$494,367		$518,486		$510,093		$498,391		$476,858

Contractual Maturities. The following table sets forth scheduled contractual maturities of the loan and mortgage-backed securities portfolio of the Company as of September 30, 2012 by categories of loans and securities. The principal balance of the loan is set forth in the period in which it is scheduled to mature. This table does not reflect loans in process or unamortized premiums, discounts and fees.

	Principal Balance at September 30, 2012	Principal Repayments Contractually Due in Year(s) Ended September 30,
		2013	2014	2015-2017	2018-2021	2022-2026	2027-and Thereafter
			(In Thousands)
Residential real estate loans:
Single-family	$308,983	$4,635	$4,944	$16,685	$38,005	$54,380	$190,334
Multi-family	1,422	21	23	77	175	250	876
Construction	3,258	49	52	176	401	573	2,007
Lot loans	1,721	93	101	348	780	399	—
Mortgage-backed securities	162,710	2,441	2,766	9,112	20,501	28,800	99,090
Home equity lines of credit	80,402	7,799	8,281	15,357	36,824	12,141	—
Commercial real estate	97,659	3,516	3,809	13,379	30,958	45,997	—
Commercial business loans	6,059	218	85	563	52	606	4,535
Consumer and other loans	1,272	156	168	582	—	159	207

Total(1)	$663,486	$18,928	$20,229	$56,279	$127,696	$143,305	$297,049

(1)	With respect to the $644.6 million of loans and mortgage-backed securities with principal maturities contractually due after September 30, 2013, $582.0 million have fixed rates of interest and $62.6 million have adjustable or floating rates of interest.

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

The Company accepts loan applications through its branch network, and also accepts mortgage applications from mortgage brokers who are approved by the Board of Directors to do business with the Company. The Company generally does not engage in the purchase of whole loans. The Company did engage in the acquisition of participations of commercial loans on a limited basis during fiscal years ended September 30, 2012 and 2011.

On occasion, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests, we generally have sold them to mitigate our risks in certain situations. During the years ended September 30, 2012 and 2011, we sold no loan participations.

The Company’s total loan originations decreased by $36.2 million or 27.8% in fiscal 2012 and decreased by $4.8 million or 3.5% in fiscal 2011. Of the $94.2 million and $130.4 million of total loans originated in fiscal 2012 and 2011, respectively, $38.5 million and $50.4 million were originated to fund single-family residential properties, $377,000 and $4.0 million were loans originated to fund construction properties and $48.5 million and $68.9 million were to fund commercial real estate and home equity lines of credits which are secured by real estate. The Company’s total real estate loan originations in fiscal 2012 decreased by $11.9 million or 23.7% from the prior year. The non-real estate loans originated totaled $6.8 million and $7.1 million in 2012 and 2011, respectively. Management intends to continue to emphasize origination of consumer loans which may have adjustable rates, and generally have shorter terms than residential real estate loans.

The Company’s total purchase of mortgage-backed securities increased by $12.7 million and $44.9 million in fiscal 2012 and 2011, respectively. The purchase of these mortgage-backed securities reflects the use of excess funds.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended September 30,
	2012	2011
	(In Thousands)
Real estate loan originations:
Residential:
Single-family	$38,485	$50,423
Construction	377	3,992
Home equity	28,413	31,569
Commercial real estate	20,095	37,285
Commercial business loans	6,059	6,262
Consumer non-real estate loans (1)	725	858

Total loan originations	94,154	130,389
Purchases of mortgage-backed securities	72,576	59,889

Total loan originations, and purchases	166,730	190,278
Principal loan and mortgage-backed securities repayments	188,426	161,443
Transfer of loans to foreclosed real estate	126	284

Total principal repayments and sales	188,552	161,727

Net (decrease) increase in loans and mortgage-backed securities	$(21,822)	$28,551

(1)	Includes installment vehicle loans, secured and unsecured personal loans and lines of credit.

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

In the exercise of any loan approval authority, the officers of the Company will take into account the risk associated with the extension of credit to a single borrower, borrowing entity, or affiliation. The Company has aggregate loans to one borrower limit of 15% of the Company’s unimpaired capital and unimpaired surplus in accordance with federal regulations. At September 30, 2012, the largest aggregate amount of loans outstanding to any borrower, including related entities, was $5.2 million, which did not exceed the Company’s loan to one borrower limitation.

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

The Company presently originates fixed-rate loans on single-family residential properties pursuant to underwriting standards consistent with secondary market guidelines, and which may or may not be sold into the secondary mortgage market as conditions warrant. Adjustable rate mortgages (“ARMs”), as well as non-conforming and jumbo fixed-rate loans in amounts up to $2.0 million, are held in the portfolio. It is the Company’s policy to originate both fixed-rate loans and ARMs for terms up to 30 years. As of September 30, 2012 and 2011, $312.3 million or 62.4% and $338.5 million or 64.3% of the Company’s total loan portfolio consisted of single-family (including construction loans) residential loans, respectively. As of September 30, 2012, approximately $301.1 million or 96.4% of the Company’s total mortgage loans consisted of fixed-rate, single-family residential mortgage loans. As of such date, $11.2 million or 3.6% of the total mortgage loan portfolio consisted of adjustable-rate single-family residential mortgage loans. Most of the Company’s residential mortgage loans include “due on sale” clauses.

During the years ended September 30, 2012 and 2011, the Company originated $6.0 million and $4.0 million of ARM mortgages, respectively. ARMs represented 6.3% and 3.1% of the Company’s total mortgage loan portfolio originations in fiscal 2012 and 2011, respectively. The ARM mortgages offered by the Company are originated with initial adjustment periods varying from one to 10 years, and provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. The Company expects to emphasize the origination of ARMs as market conditions permit, in order to reduce the impact of rising interest rates in the market place. Such loans, however, may not adjust as rapidly as changes in the Company’s cost of funds.

Multi-family Residential Real Estate Lending. The Company originates mortgage loans secured by multifamily dwelling units. At September 30, 2012, $1.4 million, or 0.3% of our total loan portfolio consisted of loans secured by multifamily residential real estate. The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank’s local market area. The interest rates for our multifamily residential real estate loans generally adjust at five- to ten-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At September 30, 2012, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

Construction Loans. The Company offers fixed-rate and adjustable-rate construction loans on residential properties. Residential construction loans are originated for individuals who are building their primary residence as well as to selected local builders for construction of single-family dwellings. As of September 30, 2012, $3.3 million or 0.7% of the total loans consisted of construction loans.

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

Home Equity. Home equity loans and lines of credit continue to be a popular product and represented $80.4 million or 16.1% of the total loan portfolio at September 30, 2012. After taking into account first mortgage balances, the Company will lend up to 80% of the value of owner-occupied property on fixed rate terms up to 15 years. This amount may be raised to 100% when considering other factors, such as excellent credit history and income stability. At September 30, 2012, the Company had outstanding 2,506 home equity loans, of which 630 were installment equity loans and 1,876 were line of credit loans. As of such date, the Company had an outstanding balance on line of credit loans of approximately $61.1 million and there was approximately $55.3 million of unused credit available on such loans.

Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 2012, $97.7 million, or 19.5% of the Bank’s total loan portfolio consisted of loans secured by commercial real estate properties, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty five years. At September 30, 2012, the largest such loan had a balance of $5.2 million.

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

Commercial Business Loans. Our commercial business loans amounted to $6.1 million or 1.2% of the total loan portfolio at September 30, 2012. The Company originates business loans typically for small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing, or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

Consumer Non-Real Estate Loans. The Company actively originates consumer loans to provide a wider range of financial services to its customers and to improve the interest rate sensitivity of its interest-earning assets. Originations of consumer loans as a percent of total loan originations amounted to 0.8% and 0.7% during fiscal 2012 and 2011, respectively. The shorter-term and normally higher interest rates on such loans help the Company to maintain a profitable spread between its average loan yield and its cost of funds. The Company’s consumer loan department offers vehicle loans, personal loans and personal lines of credit. Loans secured by deposit accounts at the Company are also made to depositors in an amount up to 90% of their account balances with terms of up to 15 years.

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

As of September 30, 2012, the Company was servicing $1.2 million of loans for others, which consisted of loans sold by the Company to the Federal Home Loan Bank (“FHLB”), in the amount of $1.2 million. The Company receives a servicing fee of 0.25% on such loans, which totaled $14,000 as of September 30, 2012, and are included in prepaid expenses and other assets on the statement of financial condition.

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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized using the interest method when the collection is reasonably assured. The Company had $10.8 million of non-accrual loans at September 30, 2012 and $3.4 million of non-accrual loans at September 30, 2011.

If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company’s real estate owned (“REO”) account until it is sold. When property is acquired, it is recorded at the market value at the date of acquisition less estimated cost to sell and any write-down resulting is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or developments of such property are capitalized. The Company is permitted under Department regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under the Company’s underwriting guidelines.

Foreclosed Real Estate. Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal, less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had no properties in other real estate owned at September 30, 2012 compared to two properties with balances totaling $196,000 at September 30, 2011.

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

	As of September 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Residential real estate loans:
Non-accrual loans	$5,041	$3,059	$1,716	$335	$244
Accruing loans 90 days overdue	47	—	147	1,446	192
Troubled debt restructurings	—	—	—	—	—

Total	5,088	3,059	1,863	1,781	436

Commercial loans:
Non-accrual loans	5,653	127	312	—	—
Accruing loans 90 days overdue	—	—	—	—	815
Troubled debt restructurings	2,703	—	—	—	—

Total	8,356	127	312	—	815

Consumer loans:
Non-accrual loans	57	171	110	—	—
Accruing loans 90 days overdue	1	15	—	119	7
Troubled debt restructurings	—	—	—	—	—

Total	58	186	110	119	7

Total non-performing loans:
Non-accrual loans	10,751	3,357	2,138	335	244
Accruing loans 90 days overdue	48	15	147	1,565	1,014
Troubled debt restructurings	2,703	—	—	—	—

Total	$13,502	$3,372	$2,285	$1,900	$1,258

Total non-performing loans to total loans	1.85%	.40%	.28%	.38%	.26%
Total real estate owned, net of related reserves	—	$196	$186	$747	—
Total non-performing loans and other real estate owned to total assets	1.85%	.43%	.30%	.32%	.15%

*	Not material

Management establishes reserves for losses on delinquent loans when it determines that losses are probable. The Company has recorded a provision for loan losses totaling $930,000 in fiscal 2012 and $1.2 million in fiscal 2011. Although unemployment and property values remain constant the decrease in the provision from fiscal 2011 to fiscal 2012 is primarily due to the decrease in average loan balances. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, future adjustments to reserves may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

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

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Total loans outstanding at end of period	$500,776	$526,201	$516,894	$503,113	$484,382
Average loans outstanding	513,489	521,548	510,004	493,748	454,305

Allowance for loan losses, beginning of year	$3,311	$2,504	$2,094	$1,988	$1,933
Provision for loan losses	930	1,150	600	400	85
Charge-offs:
Single family	(190)	(224)	—	—	—
Commercial real estate and multi family residential	—	(105)	(147)	(288)	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity	—	—	—	—	(13)
Consumer non-real estate	(29)	(14)	(52)	(33)	(27)

Total charge-offs	(219)	(343)	(199)	(321)	(40)
Recoveries of loans previously charged off	10	—	9	27	10

Allowance for loan losses, end of year	$4,032	$3,311	$2,504	$2,094	$1,988

Allowance for loan losses as a percent non- performing loans	27.12%	98.19%	109.58%	110.21%	158.03%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.07%	0.04%	0.06%	0.01%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	As of September 30,
	2012		2011		2010		2009		2008
	Amount of Allowance	Loan Category as a % of total Loans	Amount of Allowance	Loan Category as a % of total Loans	Amount of Allowance	Loan Category as a % of total Loans	Amount of Allowance	Loan Category as a % of total Loans	Amount of Allowance	Loan Category as a % of total Loans
	(Dollars in Thousands)

Single-family residential	$1,644	63.0%	$855	63.6%	$803	65.4%	$811	68.4%	$425	69.1%
Multi-family residential	—	—	16	0.3	18	0.3	20	0.4	24	0.5
Construction	—	—	33	1.1	7	0.9	4	0.6	13	1.7
Home equity	351	16.1	431	16.3	405	17.5	357	18.4	202	19.1
Commercial real estate	1,729	19.5	1,516	17.3	906	14.6	542	9.7	396	7.8
Commercial business loans	65	1.2	214	1.2	4	0.8	104	2.1	188	1.4
Consumer non-real estate loans	45	0.2	5	0.2	22	0.5	21	0.4	20	0.4
Unallocated	198	—	241	—	339	—	235	—	720	—

Total loans receivable	$4,032	100.0%	$3,311	100.0%	$2,504	100.0%	$2,094	100.0%	$1,988	100.0%

Investment Activities

The Company’s investment portfolio consists primarily of United States government agency mortgage-backed securities and debt obligations of United States government agencies. The other investments include tax-exempt municipal obligations, money market mutual funds, and stock of the FHLB of Pittsburgh.

As of September 30, 2012, the Company had $153.0 million of mortgage-backed securities, invested in Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), all Government Sponsored Entities. FHLMC securities are guaranteed by the FHLMC, GNMA securities by the Federal Housing Administration and FNMA securities by the FNMA, which are instrumentalities of the United States government, and, pursuant to federal regulations, are deemed to be part of the Company’s loan portfolio.

At September 30, 2012, the Bank held $9.7 million in Collateralized Mortgage Obligations of which $7.6 million are issued by Government Sponsored Enterprises and $2.1 million are privately-issued. These private label securities are adequately rated.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investments in FHLB stock at the dates indicated.

	September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Mortgage-backed securities and collateralized mortgage obligations (CMO’s)	$162,657	$170,858	$150,526	$158,487	$131,604	$138,539
U.S. Government Sponsored Enterprises (“GSE”) Agency Notes	51,876	52,074	65,993	66,085	108,807	109,530
Municipal securities	13,270	14,444	16,022	16,815	16,462	17,188
Equity securities	331	388	355	289	355	343
U.S. Government Money Market funds	10,462	10,462	17,420	17,420	20,261	20,261
FHLB stock	10,165	10,165	13,110	13,110	16,096	16,096

Total investment and mortgage-backed securities and FHLB stock	$248,761	$258,391	$263,426	$272,206	$293,585	$301,957

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2012. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2012 Which Mature in
	One year Or less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Bonds and other
Debt securities:
Mortgage-backed securities and CMO’s	$811	4.32%	$1,648	4.26%	$28,878	3.15%	$131,320	3.18%
U.S. Government Agency Notes	—	0.00%	—	0.00%	3,000	2.25%	48,876	2.41%
Municipal securities	—	0.00%	—	0.00%	2,176	5.56%	11,094	4.30%

Total	$811	4.32%	$1,648	4.26%	$34,054	3.22%	$191,290	3.05%

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

The following table shows the distribution of, and certain other information relating to, the Company’s deposits by type as of the dates indicated.

	As of September 30,
	2012		2011
	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in Thousands)
Passbook and club accounts	$4,739	0.9%	$4,194	0.8%
NOW and interest-bearing checking accounts	74,867	13.8	69,310	12.5
Non-interest-bearing checking accounts	26,166	4.8	20,836	4.7
Money market demand accounts	155,744	28.7	131,919	25.2
Certificates of deposit:
3 month	1,065	0.2	948	0.2
6 month	2,907	0.5	3,783	0.7
7 month	13,882	2.6	17,989	3.4
9 month	5,305	1.0	7,023	1.3
12 month	18,815	3.5	22,813	4.4
15 month	3,767	0.7	4,849	0.9
17 month	3,057	0.6	3,487	0.7
18 month	3,514	0.6	3,607	0.7
20 month	16,315	3.0	24,776	4.7
24 month	15,292	2.8	12,783	2.4
36 month	22,151	4.0	27,968	5.3
48 month	54,496	10.0	52,711	10.1
60 month	49,760	9.2	43,483	8.3
Other	100	0.0	100	0.0
Retirement accounts:
Money market deposit accounts	2,236	0.4	2,692	0.5
Certificates of deposit	68,745	12.7	69,130	13.2

Total deposits	$542,923	100.0%	$524,401	100.0%

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

The following table presents certain information concerning the Company’s deposit accounts as of September 30, 2012 and the scheduled quarterly maturities of its certificates of deposit.

	Amount	Percentage of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)
Passbook and club accounts	$4,739	0.9%	0.69%
NOW and interest-bearing checking accounts	74,867	13.8	0.07
Non-interest-bearing checking accounts	26,166	4.8	0.00
Money market deposits accounts(1)	157,980	29.1	0.24

Total	$263,752	48.6%	0.18%

Certificate accounts maturing by quarter:
December 31, 2012	$35,004	6.4%	1.04%

March 31, 2013	36,229	6.7	1.29
June 30, 2013	27,042	5.0	1.39
September 30, 2013	21,940	4.0	1.45
December 31, 2013	22,666	4.2	2.55

March 31, 2014	22,350	4.1	2.31
June 30, 2014	16,121	3.0	2.19
September 30, 2014	16,900	3.1	2.00
December 31, 2014	11,199	2.0	2.13

March 31, 2015	7,972	1.5	2.27
June 30, 2015	5,447	1.0	2.19
September 30, 2015	8,742	1.6	1.93

Thereafter	47,559	8.8	1.90

Total certificate accounts(1)	279,171	51.4	1.76

Total deposits	$542,923	100.0%	1.00%

(1)	Includes retirement accounts.

Management of the Company expects, based on historical experience and its pricing policies, to retain a significant portion of the $120.2 million of certificates of deposit which mature during the 12 months ending September 30, 2013.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended September 30,
	2012	2011
	(In Thousands)
Increase (decrease) before interest credited	$13,782	$(9,828)
Interest credited	4,740	6,129

Net deposit (decrease) increase	$18,522	$(3,699)

The following table presents by various interest rate categories the amounts of certificate accounts as of the dates indicated and the amounts of certificate accounts as of September 30, 2012 which mature during the periods indicated.

	As of September 30, 2012	Amounts at September 30, 2012 Maturing
		One Year or Less	Two Years	Three Years	Thereafter
	(In Thousands)
Certificate accounts:
0.01% to 2.00%	$162,270	$86,141	$28,914	$18,760	$28,455
2.01% to 4.00%	113,110	32,635	46,790	14,600	19,085
4.01% to 6.00%	3,791	1,439	2,333	—	19

Total certificate accounts(1)	$279,171	$120,215	$78,037	$33,360	$47,559

(1)	Includes retirement accounts.

The following table sets forth the maturity of our certificates of deposit of $100,000 or more at September 30, 2012, by time remaining to maturity.

At September 30, 2012
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
December 31, 2012	$6,325	1.38%
March 31, 2013	5,229	1.57
June 30, 2013	3,904	1.32
September 30, 2013	5,326	1.85
After September 30, 2013	35,386	2.26

Total certificates of deposit with balances of $100,000 or more	$56,170	1.99%

Borrowings. The Bank obtains advances from the FHLB of Pittsburgh upon the security of its capital stock in the FHLB of Pittsburgh and a portion of its first mortgages. See “Regulation - Regulation of the Bank - Federal Home Loan Bank System.” At September 30, 2012, the Bank had advances with maturities of one year or less totaling $15.5 million at an interest rate of 3.7% and FHLB advances with maturities of 13 months to 10 years totaling $127.0 million at interest-rates ranging from 3.3% to 4.7%. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million at interest-rates ranging from 3.3% to 4.8%.

Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh’s assessment of the Bank’s creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to purchase mortgage-backed securities, investment securities and to expand lending.

The following table sets forth certain information regarding the borrowings of the Company as of the dates indicated.

	September 30,
	2012		2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars In Thousands)
Advances	$192,483	4.17%	$250,194	4.34%

The following table sets forth certain information concerning the short-term borrowings of the Company for the periods indicated.

	Year Ended September 30,
	2012	2011
	(In Thousands)
Advances:
Average balance outstanding	$34	$918
Maximum amount outstanding at any month-end during the period	$2,000	$7,500

Weighted average interest rate during the period	0.32%	0.72%

Employees

The Company had 81 full-time employees and 47 part-time employees as of September 30, 2012. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank includes any company or entity which controls the savings bank or that is controlled by a company that controls the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and (ii) contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings bank to an affiliate.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, while certain privately-issued mortgage-backed securities representing indirect ownership of such loans are assigned a level ranging from 20% to 100% in the risk-weighting system. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At September 30, 2012, the Company was in compliance with the above-discussed Federal Reserve Board regulatory capital requirements.

Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. Recently enacted legislation amended the Federal Deposit Insurance Act (“FDIA”) to incorporate this policy into law. No regulations implementing that provision have been promulgated. Section 18 of the FDIA describes the circumstances under which a Federal banking agency would be protected from a claim by an affiliate or a controlling shareholder of an insured depository institution seeking the return of assets of such an affiliate or controlling shareholder. Under that provision, a claim would not be permitted if (1) the insured depository institution was under a written Federal directive to raise capital, (2) the institution was undercapitalized, and (3) the subject Federal banking agency followed the procedures set forth in Section 5(g) of the BHCA

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Regulation of the Bank

General. The Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent, permitted by law and is subject to certain requirements by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC, the Federal Reserve Board or the Congress could have a material adverse impact on the Bank and its operations.

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

FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). The Bank participates in the FDIC Transaction Account Guarantee (TAG) Program, but does not participate in the guarantee of certain unsecured debt of financial institutions and their holding companies.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices that were due September 30, 2011.

In 2009, the FDIC collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $382,000. The special assessment was fully expensed by the Company in the second quarter of 2009. In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. At the time, our initial prepayment totaled $3.1 million. As of September 30, 2012 our prepayment balance is $1.2 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of fiscal 2012 was .00165% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.3% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2012, the Bank met each of its capital requirements.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At September 30, 2012, the Bank was in the “well capitalized” category.

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Loans-to-One Borrower Limitation. With certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to no greater than 15% of its capital account.

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

Pursuant to FDIC regulations promulgated under Section 24 of the FDIA, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. The FDIC has authorized the Bank’s subsidiary HARL, LLC, to invest up to 15% of its capital in the equity securities of bank holding companies, banks or thrifts. As of September 30, 2012, $331,000 was invested by HARL, LLC in such equity securities.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Pittsburgh is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At September 30, 2012, the Bank had $142.5 million of Federal Home Loan Bank advances and $75.0 million available on its credit line with the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At September 30, 2012, the Bank was in compliance with the applicable requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At September 30, 2012, the Bank was in compliance with its reserve requirements.

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

Recent Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changes the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change could have an adverse impact on the Company’s interest expense.

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

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, are permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) on or after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act also require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Many of the regulations implementing the Dodd-Frank Act have not yet been promulgated, so we cannot determine the full impact on our business and operations at this time. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Recent Regulatory Capital Proposals

The Federal Reserve Board and the FDIC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and, under certain circumstances, the Company. The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Company (as long as the Company’s assets continue to exceed $500 million).

The comment period for these NPRs ended on October 22, 2012. Since Basel III is intended to be implemented beginning January 1, 2013 the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies, including the Federal Reserve Board and FDIC, that proposed the NPRs announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

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

Bad Debt Reserves. The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2012 and 2011 includes approximately $1.3 million representing bad debt deductions for which no deferred income taxes have been provided.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At September 30, 2012, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

Other Matters. The Company’s federal income tax returns for its tax years 2008 and beyond are open under the statute of limitations and are subject to review by the Internal Revenue Service (“IRS”).

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

Subsidiary

The Bank is the only direct wholly owned subsidiary of the Company. The Bank formed HSB, Inc., a Delaware company, as a wholly owned subsidiary of the Bank during fiscal 1997. HSB, Inc. was formed in order to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary. HSB, Inc. currently manages the investment securities for the Bank, which as of September 30, 2012 amounted to approximately $175.7 million. The Bank has two limited liability company subsidiaries, Freedom Financial Solutions LLC (“FFS”) and HARL, LLC. FFS was established to engage in the sale of insurance products through a third party. HARL, LLC was established for the purpose of investing in FDIC insured financial institutions/holding company equity securities.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of September 30, 2012, the Company conducted its business from its main office in Harleysville, Pennsylvania and six other full service branch offices. The Company is also part of the STAR ATM System, which provides customers with access to their deposits at locations worldwide.

County	Address	Owned or Leased	Lease Expiration Date	Net Book Value of Property and Leasehold Improvements at September 30, 2012	Deposits
				(In Thousands)
Montgomery	1889 Ridge Pike Royersford, Pennsylvania	Owned	—	$1,599	$25,560
Montgomery	271 Main Street Harleysville, Pennsylvania	Owned	—	902	200,900
Montgomery	640 East Main Street Lansdale, Pennsylvania	Leased	May 2043(1)	749	57,274
Montgomery	1550 Hatfield Valley Road Hatfield, Pennsylvania	Leased	January 2064(1)	727	90,848
Montgomery	2301 West Main Street Norristown, Pennsylvania	Owned	—	335	89,924
Montgomery	3090 Main Street Sumneytown, Pennsylvania	Owned	—	165	60,385
Bucks	741 North County Line Road Souderton, Pennsylvania	Owned	—	2,725	18,032

Total				$7,202	$542,923

(1)	The land at this office is leased; however, the Bank owns the building.

Item 3.	Legal Proceedings.

The Company is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 12 hereof.

Harleysville Savings Financial Corporation’s common stock is listed on the Nasdaq Global Market under the symbol “HARL”. The common stock was issued at an adjusted price of $1.45 per share in connection with the Company’s conversion from mutual to stock form and the common stock commenced trading on the NASDAQ Stock Market on September 3, 1987. Prices shown below reflect the prices reported by the NASDAQ Stock Market during the indicated periods. The closing price of the common stock on September 30, 2012 was $16.40 per share. There were 3,768,931 shares of common stock outstanding as of September 30, 2012, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

For The Quarter Ended	High	Low	Close	Cash Dividends Declared

September 30, 2012	$18.03	$16.40	$16.40	$0.20
June 30, 2012	19.48	16.00	17.72	0.20
March 31, 2012	18.08	13.87	16.50	0.19
December 31, 2011	15.14	13.28	14.34	0.19

September 30, 2011	$15.52	$11.57	$14.01	$0.19
June 30, 2011	15.74	14.75	15.25	0.19
March 31, 2011	15.56	14.60	15.24	0.19
December 31, 2010	15.72	14.01	15.03	0.19

(b) Not applicable.

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2012	—	—	—	50,492
August 1-31, 2012	—	—	—	50,492
September 1-30, 2012	—	—	—	50,492

Total	—	$—	—	50,492

(1)	On June 30, 2008, the Company announced its current program to repurchase up to 5.0% of the outstanding shares of common stock of the Company, or 196,000 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 6.	Selected Financial Data.

Selected Balance Sheet Data:	As of September 30,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Total Assets	$802,626	$835,713	$857,140	$830,007	$825,675
Cash and investment securities	99,582	122,306	166,063	121,364	89,483
Mortgage-backed securities	162,710	150,547	131,628	163,215	214,690
Total Investments	262,292	272,853	297,691	284,579	304,173
Consumer loans receivable	394,634	424,424	431,966	440,367	433,743
Commercial loans receivable	103,765	97,373	80,631	60,118	45,103
Allowance for loan losses	(4,032)	(3,311)	(2,504)	(2,094)	(1,988)
Total Loans Receivable Net	494,367	518,486	510,093	498,391	476,858
Total Loans held for sale	3,515	—	—	—	—
FHLB stock	10,165	13,110	16,096	16,096	16,574
Checking accounts	101,033	90,146	70,912	58,463	53,166
Savings accounts	162,719	138,805	139,818	80,373	54,647
Certificate of deposit accounts	279,171	295,450	317,370	327,765	317,700
Total Deposits Advances	542,923 192,483	524,401 250,194	528,100 272,047	466,601 309,046	425,513 347,846
Total stockholders’ equity	59,736	57,082	53,351	50,139	47,209
Book value per share	15.85	15.19	14.47	13.82	13.23

Selected Operations Data:	Year Ended September 30,
	2012	2011	2010	2009	2008
Interest income	$34,533	$37,573	$40,018	$41,343	$43,076
Interest expense	15,095	19,034	21,747	24,886	29,016

Net interest income	19,438	18,539	18,271	16,457	14,060
Provision for loan losses	930	1,150	600	400	85

Net interest income after provision for loan losses	18,508	17,389	17,671	16,057	13,975

Realized gain (loss) on securities, including impairment	34	—	—	(454)	(179)
Gain on sales of loans	34	—	—	—	—
Other income	2,102	2,986	1,987	1,925	1,909
Other expense	13,488	13,125	12,702	11,527	10,094

Income before taxes	7,190	7,250	6,956	6,001	5,611
Income tax expense	2,137	1,855	1,948	1,285	1,232

Net income	$5,053	$5,395	$5,008	$4,716	$4,379

Earnings per share - basic	$1.35	$1.45	$1.37	$1.31	$1.20
Earnings per share - diluted	1.33	1.44	1.36	1.31	1.20
Dividends per share	0.78	0.76	0.76	0.73	0.69

Selected Other Data:	Year Ended September 30,
	2012	2011	2010	2009	2008
Return on average assets (1)	0.61%	0.63%	0.59%	0.57%	0.54%
Return on average equity (1)	8.69%	9.79%	9.73%	9.70%	9.42%
Dividend payout ratio	58.65%	52.38%	55.41%	55.60%	57.26%
Average equity to average assets (1)	7.06%	6.46%	6.07%	5.90%	5.76%
Interest rate spread (1)	2.26%	2.07%	2.04%	1.84%	1.57%
Net yield on interest-earning assets (1)	2.42%	2.23%	2.21%	2.04%	1.79%
Ratio of non-performing assets to total assets at end of period	1.85%	0.40%	0.30%	0.32%	0.15%
Ratio of interest-earning assets to interest-bearing liabilities at end of period	109.08	107.30%	106.47%	106.45%	105.93%
Full service banking offices at end of period	7	7	7	6	6

(1)	All ratios are based on average monthly balances during the indicated periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our financial condition, and the results of operations for Harleysville Savings Financial Corporation, and its subsidiary Harleysville Savings Bank, for the fiscal years ended September 30, 2012 and 2011. The information in this section should be read in conjunction with the Company’s financial statements and the accompanying notes included elsewhere herein.

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

The Company’s total assets at September 30, 2012 amounted to $802.6 million compared to $835.7 million as of September 30, 2011. The decrease in assets was primarily due to a decrease in total investments of $11.6 million, repurchase of FHLB stock of $2.9 million, and a decrease in loans receivable of $24.1 million. The decrease in investments, FHLB stock, and loans receivable was partially offset by increases in cash, loans held for sale, and prepaid expenses and other assets of $6.4 million. Total liabilities at September 30, 2012 were $742.9 million compared to $778.6 million at September 30, 2011. The decrease in liabilities was due to a decrease in borrowings of $57.7 million which was offset by an increase in total deposits of $18.5 million. Stockholder’s equity totaled $59.7 million at September 30, 2012 compared to $57.1 million at September 30, 2011.

During fiscal 2012, net interest income increased $899,000 or 4.9% from the prior fiscal year. This increase was the result of a 3.5% decrease in the average interest-earning assets which was offset by a 5.0% decrease in average interest-bearing liabilities, and an increase in the interest rate spread to 2.3% in fiscal year 2012 from 2.1% in fiscal year 2011. Net income for fiscal 2012 was $5.1 million compared to $5.4 million for the fiscal year ended 2011. The Company’s return on average assets (net income divided by average total assets) was 0.6% during fiscal 2012 compared to 0.6% during fiscal 2011. Return on average equity (net income divided by average equity) was 8.7% during fiscal 2012 compared to 9.8% during fiscal 2011.

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

	As of September 30, 2012	For The Year Ended September 30,
		2012			2011			2010
	Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans (2)(3)	5.34%	$322,429	$17,843	5.53%	$332,145	$18,952	5.71%	$345,041	$20,127	5.83%
Mortgage-backed securities	3.20%	155,510	5,199	3.34%	139,801	5,675	4.06%	148,137	6,879	4.64%
Commercial loans	5.50%	101,445	5,634	5.55%	87,798	5,146	5.86%	70,404	4,218	5.99%
Consumer and other loans(3)	4.39%	97,147	3,686	3.79%	102,346	4,046	3.95%	106,758	4,380	4.10%
Investments	1.70%	124,258	2,171	1.75%	167,414	3,754	2.24%	155,757	4,414	2.83%

Total interest-earning assets	4.29%	800,789	34,533	4.31%	829,504	37,573	4.53%	826,097	40,018	4.84%

Interest-bearing liabilities:
Savings and money market	0.25%	150,762	575	0.38%	139,811	602	0.43%	110,095	932	0.85%
Checking	0.14%	72,089	56	0.08%	61,604	49	0.08%	49,998	85	0.17%
Certificates of deposit	1.76%	289,788	5,186	1.79%	308,611	6,837	2.22%	324,853	8,017	2.47%

Total deposits	1.05%	512,639	5,817	1.13%	510,026	7,488	1.47%	484,946	9,034	1.86%

Borrowings	4.17%	221,483	9,278	4.19%	263,084	11,546	4.39%	290,956	12,713	4.37%

Total interest-bearing liabilities	1.90%	734,122	15,095	2.06%	773,110	19,034	2.46%	775,902	21,747	2.80%

Net interest income/interest rate spread	2.39%		$19,438	2.25%		$18,539	2.07%		$18,271	2.04%

Net interest-earning assets/net yield on interest-earning assets(1)		$66,667		2.43%	$56,394		2.23%	$50,195		2.21%

Ratio of interest-earning assets to interest-bearing liabilities				109.1%			107.3%			106.5%

(1)	Net interest income divided by average interest-earning assets.
(2)	Loan fee income is immaterial to this analysis.
(3)	There were 43 non-accruing loans totaling $10.8 million at September 30, 2012, 29 non-accruing loans totaling $3.4 million at September 30, 2011 and 17 non-accruing loans totaling $2.1 million at September 30, 2010.

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

	Fiscal 2012 Compared to Fiscal 2011 Increase (Decrease)			Fiscal 2011 Compared to Fiscal 2010 Increase (Decrease)
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on interest-earning assets:
Mortgage loans (1)	$(546)	$(563)	$(1,109)	$(742)	$(433)	$(1,175)
Mortgage-backed securities	835	(1,311)	(476)	(372)	(831)	(1,203)
Commercial	736	(248)	488	1,017	(89)	928
Consumer and other loans (1)	(201)	(159)	(360)	(178)	(157)	(335)
Interest and dividends on Investments	(852)	(731)	(1,583)	369	(1,029)	(660)

Total	(28)	(3,012)	(3,040)	94	(2,539)	(2,445)

Interest expense on interest-bearing liabilities:
Deposits	(331)	(1,340)	(1,671)	43	(1,589)	(1,546)
Borrowings	(1,761)	(507)	(2,268)	(1,223)	56	(1,167)

Total	(2,092)	(1,847)	(3,939)	(1,180)	(1,533)	(2,713)

Net change in net interest income	$2,064	$(1,165)	$899	$1,274	$(1,006)	$268

(1)	There were 43 non-accruing loans totaling $10.8 million at September 30, 2012, 29 non-accruing loans totaling $3.4 million at September 30, 2011 and 17 non-accruing loans totaling $2.1 million at September 30, 2010.

Net Interest Income

Net interest income increased by $899,000 or 4.9% in fiscal 2012, over the prior year. The increase in the net interest income in fiscal 2012 was due to an increase in the interest rate spread between interest bearing assets and interest earning liabilities in spite of a decrease in the balance sheet. The driving factors are further explained below under “- Interest Income” and “- Interest Expense.”

Interest Income

Interest income on mortgage loans decreased by $1.1 million or 5.9% in fiscal 2012 from the prior year. During fiscal 2012, the average balance of mortgage loans decreased $9.7 million or 2.9% and the yield decreased by 18 basis points. The majority of loans during the year were fixed rate mortgages. The decrease in interest on mortgage-backed securities reflects a decrease in the yield of 72 basis points, despite an increase in the average balance of $15.7 million in fiscal 2012. During fiscal 2012, the average consumer and other loan average balance decreased $5.2 million or 5.1% and the yield decreased by 16 basis points. The increase on interest income on commercial loans during fiscal 2012 reflected an increase in average balance of $13.6 million, which was partially offset by a decrease in yield of 31 basis points.

Interest and dividends on investments decreased by $1.6 million or 42.2% in fiscal 2012 from fiscal 2011. During fiscal 2012, the decrease in income resulted from a decrease in yield of 49 basis points and a decrease in average balance of $43.2 million or 25.8%. The decrease in the average balance in fiscal 2012, is a result of investments maturing and being called due to a low interest rate environment.

Interest Expense

Interest expense on deposits decreased $1.7 million or 22.3% in fiscal 2012 as compared to the prior year. In fiscal 2012, the average balance of deposits increased by $2.6 million. The average rate paid on deposits was 1.1% for the year ended September 30, 2012, compared to 1.5% for the year ended September 30, 2011. The average rate paid on deposits is a direct reflection of the falling interest rate environment.

Interest expense on borrowings decreased by $2.3 million or 19.6% in fiscal 2012 compared to the prior year. The decrease in 2012 was primarily the result of a decrease in the average balance in borrowings of $41.6 million or 15.8%. Borrowings were primarily paid down by the increase of deposits and also the maturity of investments during fiscal 2012.

Provision for Loan Losses

Management establishes reserves for losses on loans when it determines that losses are probable. The adequacy of loan loss reserves is based upon a regular monthly review of loan delinquencies and “classified assets”, as well as local and national economic trends. The allowance for loan losses totaled $4.0 million and $3.3 million at September 30, 2012 and 2011 or 0.9% and 0.6% of total loans at September 30, 2012 and 2011, respectively. The Company recorded a provision for loan losses of $930,000 in fiscal 2012 compared to $1.2 million in fiscal 2011, although the unemployment trends and property values remained constant from 2011 to 2012, our average loan value decreased from fiscal year end 2011 to fiscal year end 2012.

Other Income

The Company’s total other operating income decreased to $2.2 million in fiscal 2012 compared to $3.0 million in fiscal 2011. The decrease in fiscal 2012 was primarily due to a one-time bank-owned life insurance (“BOLI”) benefit claim of $1.0 million due to the death of an officer in fiscal 2011. Bank –owned life insurance income was $486,000 in fiscal 2012 compared to $1.5 million in fiscal 2011.

Customer service fees were $578,000 and $549,000 in fiscal 2012 and 2011, respectively. The increase was due to more NSF fees during 2012.

Other income, which consists primarily of loan servicing fees, the sale of non-deposit products and insurance commissions, increased by $149,000 or 16.8% during fiscal 2012. The fees, which comprise other income, are set by the Company at a level, which is intended to cover the cost of providing the related services and expenses to customers and employees.

Other Expenses

Salaries and employee benefits increased by $330,000 or 4.5% in fiscal 2012 as compared to fiscal 2011. The increased expenses of salaries and employee benefits during the periods are attributable to increased staffing, due to a new branch and bank growth, normal salary increases and increased employee benefit expenses as well as stock compensation expense.

Occupancy and equipment expense increased by $6,000 or 0.4% in fiscal 2012 compared to fiscal 2011. Data processing costs increased by $10,000 in fiscal 2012. The increase in occupancy and equipment and data processing expenses in fiscal 2012 was attributable to a new satellite branch, normal growth, normal technology needs and inflationary effects.

Other expenses, which consist primarily of advertising expenses, directors’ fees, ATM network fees, professional fees, checking account costs, REO expenses, and stockholders expense increased by $191,000 or 6.7% in fiscal 2012 compared to fiscal 2011. The increase in other expenses in 2012 was attributable to increases in commercial loans, audit expense and REO expenses. Included in other expenses is a reserve on unfunded loan commitments of $85,000. Many of these expenses were attributable to natural growth of our customer base and overall growth of our retail and business banking.

FDIC insurance expense for the fiscal year 2012 decreased $174,000 or 23.9% from fiscal 2011 due to a change in the FDIC method of calculating the basis of the premium and as well as reducing the rate charge which took effect on April 1, 2011.

Income Taxes

The Company recorded income tax provisions of $2.1 million and $1.9 million for fiscal year 2012 and 2011, respectively. The effective tax rate was 29.7% in fiscal 2012 compared to 25.6% in fiscal 2011. See Note 8 of the “Notes to Consolidated Financial Statements” which provides an analysis of the provision for income taxes.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2012 and 2011, we had $4.8 million in commitments to originate mortgage loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2012 and 2011, in commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Company is obligated, amounted to approximately $78.0 million and $84.0 million, respectively.

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2012 and 2011, the Company had letters of credit outstanding of approximately $206,000 and $405,000, respectively, of which all are standby letters of credit. At September 30, 2012 and 2011, the uncollateralized portion of the letters of credit extended by the Company was approximately $74,000 and $191,000, respectively.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2012.

Total Amounts Committed
(In Thousands)
Letters of credit	$206
Commitments to originate loans	11,885
Loans held for sale	3,515
Unused portion of home equity lines of credit	55,308
Unused portion of commercial lines of credit	6,164
Undisbursed portion of construction loans in process	1,362

Total commitments	$78,440

Contractual Obligations

The Company’s contractual cash obligations at September 30, 2012 were as follows:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In Thousands)
Lease agreements	$709	$133	$282	$294	$—
Borrowings	192,493	30,455	43,288	55,000	63,740
Certificates of deposit	279,171	120,215	111,397	47,559	—

	$472,363	$150,803	$154,967	$102,853	$63,740

Liquidity and Capital Resources

The Company’s assets decreased to $802.6 million at September 30, 2012 from $835.7 million as of September 30, 2011. Stockholders’ equity increased to $59.7 million as of September 30, 2012 from $57.1 million as of September 30, 2011. As of September 30, 2012, stockholders’ equity amounted to 7.4% of the Bank’s total assets under accounting principles generally accepted in the United States of America (“GAAP”). For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans, deposit withdrawals and repayment of borrowings. Harleysville Savings regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company’s core deposit base. In addition to cash, the Company maintains a portfolio of cash flows generating investments to meet its liquidity requirements. The Company also relies upon cash flow from operations and other financing activities, generally short-term and long-term debt. Liquidity is also provided by investing activities including the repayment and maturity of loans and investment securities as well as the management of asset sales when considered necessary. The Company also has access to and sufficient assets to secure lines of credit and other borrowings in amounts adequate to fund any unexpected cash requirements.

As of September 30, 2012, the Company had a remaining borrowing capacity with the FHLB of Pittsburgh of approximately $184.6 million. To the extent that the Company cannot meet its liquidity needs with normal cash flows and deposit growth, the Company will be able to utilize the available borrowing capacity provided by the FHLB of Pittsburgh to fund asset growth and loan commitments.

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2012, which are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid. However, many of our assets can prepay at any time without a penalty unlike many of our liabilities that have a contractual maturity.

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

	1 Year or less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(In Thousands)
Interest-earning assets:

Mortgage loans	$91,514	$95,086	$55,203	$73,581	$315,384
Commercial loans	51,332	18,859	16,260	17,267	103,718
Mortgage-backed securities	47,621	50,351	28,323	36,415	162,710
Consumer and other loans	69,460	8,015	2,670	1,529	81,674
Investment securities and other investments	65,291	6,428	10,695	22,178	104,592

Total interest-earning assets	325,218	178,739	113,151	150,970	768,078

Interest-bearing liabilities:
Passbook and Club accounts	456	—	—	4,283	4,739
NOW and interest-bearing checking accounts	7,487	—	—	67,380	74,867
Consumer Money Market Deposit accounts	61,609	—	—	68,396	130,005
Business Money Market Deposit accounts	21,114	—	—	6,861	27,975
Certificate accounts	120,417	111,239	47,515	—	279,171
Borrowed money	32,900	42,237	56,029	61,317	192,483

Total interest-bearing liabilities	243,983	153,476	103,544	208,237	709,240

Repricing GAP during the period	$81,235	$25,263	$9,607	$(57,267)	$58,838

Cumulative GAP	$81,235	$106,498	$116,105	$58,838

Ratio of GAP during the period to total assets	10.12%	3.15%	1.20%	-7.13%

Ratio of cumulative GAP to total assets	10.12%	13.27%	14.47%	7.33%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Harleysville Savings Financial Corporation

Harleysville, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Harleysville Savings Financial Corporation and subsidiary (“the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Savings Financial Corporation and subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Wilmington, Delaware

December 17, 2012

Consolidated Statements of Financial Condition

	September 30,
(In thousands, except share data)	2012	2011
Assets
Cash and amounts due from depository institutions	$5,154	$3,857
Interest bearing demand deposits	18,432	18,725

Total cash and cash equivalents	23,586	22,582

Investments and mortgage-backed securities:
Available for sale (amortized cost – 2012, $11,578; 2011, $18,560)	11,688	18,515
Held to maturity (fair value – 2012, $236,538; 2011, $240,581)	227,018	231,756
Loans receivable (net of allowance for loan losses - 2012, $4,032; 2011, $3,311)	494,367	518,486
Loans held for sale	3,515	—
Accrued interest receivable	2,638	2,847
Federal Home Loan Bank stock - at cost	10,165	13,110
Foreclosed real estate	—	196
Office properties and equipment, net	11,550	12,005
Prepaid expenses and other assets	18,099	16,216

TOTAL ASSETS	$802,626	$835,713

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$542,923	$524,401
Long-term debt	192,483	250,194
Accrued interest payable	929	1,315
Advances from borrowers for taxes and insurance	1,241	1,368
Accounts payable and accrued expenses	5,314	1,353

Total liabilities	742,890	778,631

Commitments and contingencies (Notes 12 & 13)	—	—

Stockholders’ Equity:
Preferred Stock: $.01 par value; 7,500,000 shares authorized; none issued	—	—
Common stock: $.01 par value; 15,000,000 shares authorized; 3,921,177 shares issued: shares outstanding 2012, 3,768,931; 2011, 3,758,751	39	39
Additional paid-in capital	8,717	8,346
Treasury stock, at cost (2012, 152,246 shares; 2011,162,426 shares)	(2,351)	(2,405)
Retained earnings - partially restricted	53,258	51,131
Accumulated other comprehensive income (loss)	73	(29)

Total stockholders’ equity	59,736	57,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$802,626	$835,713

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year Ended September 30,
(In thousands, except share and per share data)	2012	2011
Interest and Dividend Income:
Interest and fees on mortgage loans	$17,843	$18,953
Interest on mortgage-backed securities	5,199	5,675
Interest on commercial loans	5,634	5,146
Interest on consumer and other loans	3,686	4,046
Interest on taxable investments	1,463	2,905
Interest on tax-exempt investments	704	845
Dividends on investment securities	4	3

Total interest and dividend income	34,533	37,573

Interest Expense:
Interest on deposits	5,817	7,488
Interest on borrowings	9,278	11,546

Total interest expense	15,095	19,034

Net Interest Income	19,438	18,539
Provision for Loan Losses	930	1,150

Net Interest Income, after Provision for Loan Losses	18,508	17,389

Other Income:
Customer service fees	578	549
Realized gains on securities	34	—
Realized gains on loans, net	34	—
Income on bank-owned life insurance	486	1,548
Other income	1,038	889

Total other income	2,170	2,986

Other Expenses:
Salaries and employee benefits	7,733	7,403
Occupancy and equipment	1,388	1,382
Deposit insurance premiums	553	727
Data processing	753	743
Other	3,061	2,870

Total other expenses	13,488	13,125

Income before Income Tax Expense	7,190	7,250

Income tax expense	2,137	1,855

Net Income	$5,053	$5,395

Earnings Per Share:
Basic	$1.35	$1.45

Diluted	$1.33	$1.44

Weighted Average Shares Outstanding:
Basic	3,747,729	3,726,599

Diluted	3,811,447	3,758,281

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In Thousands)	2012	2011

Net Income	$5,053	$5,395

Other Comprehensive Income (Loss)

Unrealized gain (loss) on securities available for sale, net of tax 2012, $53; 2011, ($21)	102	(36	)(1)

Total Comprehensive Income	$5,155	$5,359

	2012	2011
(1) Disclosure of reclassification amount, net of tax for the years ended:
Net unrealized loss (gain) arising during the year	$189	$(57)
Reclassification adjustment for realized gains included in net income	(34)	—

	$155	$(57)
Tax effect	(53)	21

Net unrealized gain (loss) on securities available for sale	$102	$(36)

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings- Partially Restricted	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance at September 30, 2010	3,687,409	39	8,126	48,562	7	(3,383)	53,351

Net income				5,395			5,395
Dividends - $.76 per share				(2,826)			(2,826)
Stock based compensation			214				214
Treasury stock delivered under ESOP	10,000		10			137	147
Treasury stock delivered under dividend reinvestment plan	41,540		43			569	612
Employee options exercised	19,802		(47)			272	225
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					(36)		(36)

Balance at September 30, 2011	3,758,751	$39	$8,346	$51,131	$(29)	$(2,405)	$57,082

Net income				5,053			5,053
Dividends - $.78 per share				(2,926)			(2,926)
Restricted stock	565		(8)			8	—
Stock based compensation			189				189
Treasury stock delivered under ESOP	65,249		93			897	990
Treasury stock purchase	(115,546)					(1,679)	(1,679)
Treasury stock delivered under dividend reinvestment plan	41,196		116			569	685
Employee options exercised	18,716		(19)			259	240
Change in unrealized holding loss on available-for-sale securities, net of reclassification and tax					102		102

Balance at September 30, 2012	3,768,931	$39	$8,717	$53,258	$73	$(2,351)	$59,736

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended September 30,
(In Thousands)	2012	2011

Operating Activities:
Net Income	$5,053	$5,395
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	611	615
Provision for loan losses	930	1,150
Writedowns of foreclosed real estate	—	91
Deferred income taxes	(365)	(227)
Gains on sales of securities	(34)	—
Gain on sale of foreclosed real estate	(9)	(7)
Gain on sale of mortgages	(34)	—
Origination of mortgage loans held for sale	(4,276)	—
Proceeds from sale of mortgage loans held for sale	795	—
Amortization of deferred fees	251	197
Net accretion of premiums and discounts	(352)	(193)
Increase in cash surrender value of bank owned life insurance	(486)	(491)
Gain on death benefit on bank owned life insurance policy	—	(1,057)
Stock based compensation	189	214
Changes in assets and liabilities which provided (used) cash:
Increase in accounts payable and accrued expenses	3,961	365
(Increase) decrease in prepaid expenses and other assets	(1,095)	1,360
Decrease in accrued interest receivable	209	363
(Decrease) in accrued interest payable	(386)	(92)

Net cash provided by operating activities	4,962	7,683

Investing Activities:
Purchase of mortgage-backed securities held to maturity	(72,576)	(59,889)
Purchase of investment securities held to maturity	(63,866)	(54,232)
Purchase of investment securities available-for-sale	(127,929)	(90,701)
Redemption of FHLB stock	2,945	2,986
Proceeds from the sale of investment securities available-for-sale	58	—
Proceeds from the redemption of investment securities available-for-sale	134,897	93,542
Proceeds from maturities of investment securities held to maturity	65,795	97,568
Proceeds from sale of foreclosed real estate	331	190
Purchase of bank owned life insurance	—	(191)
Proceeds on bank owned life insurance	—	2,117
Principal collected on mortgage-backed securities held to maturity	75,737	41,078
Principal collected on long-term loans	112,689	120,365
Long-term loans originated or acquired	(89,877)	(130,389)
Purchase of premises and equipment	(156)	(462)

Net cash provided by investing activities	38,048	21,982

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	34,801	18,221
Net decrease in certificates of deposit	(16,279)	(21,920)
Cash dividends	(2,241)	(2,214)
Proceeds from long-term debt	2,000	—
Repayment of long-term debt	(59,711)	(21,853)
Acquisition of treasury stock	(1,679)	—
Sale of treasury stock delivered under employee stock plans	1,230	372
Net decrease (increase) in advances from borrowers for taxes and insurance	(127)	121

Net cash used in by financing activities	(42,006)	(27,273)

INCREASE IN CASH AND CASH EQUIVALENTS	1,004	2,392

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,582	20,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,586	$22,582

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (credited and paid)	$15,481	$19,126
Income taxes	2,520	1,205
Non-cash transfer of loans to foreclosed real estate	126	284

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

Significant Group Concentrations of Credit Risk - Most of the Company’s activities are with customers located within the southeastern region of Pennsylvania. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, including interest-bearing demand deposits in banks.

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

Loans Held For Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or market. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Deferred Loan Fees - Loan origination fees, net of certain direct origination costs, are deferred and the balance is amortized to income as an adjustment over the life of the loan using the interest method.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon evaluation of known and inherent risks in the loan portfolio. The loan loss reserves are established as an allowance for estimated losses based on the probable losses of the loan portfolio. In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, and status of nonperforming loans, general economic conditions as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.

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

Foreclosed Real Estate - Real estate acquired through, or in lieu of, loan foreclosures are carried at the fair value of the property, based on an appraisal less cost to sell. Costs relating to the development and improvement of the property are capitalized, and those relating to holding the property are charged to expense. The Company had foreclosed real estate of $0 and $196,000 as of September 30, 2012 and 2011, respectively.

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

Federal Home Loan Bank Stock - Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. During 2012 and 2011, the FHLB allowed certain redemptions. In February 2012, the FHLB of Pittsburgh issued its first dividend payment since 2008.

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

Management believes no impairment charge is necessary related to the FHLB or restricted stock as of September 30, 2012.

Cash Surrender Value Of Bank Owned Life Insurance (BOLI) - The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income as income on BOLI. The cash surrender value of the insurance policies is recorded as an asset in other assets in the consolidated statements of financial condition and amounted to $14.0 million and $13.5 million at September 30, 2012 and 2011, respectively. During the year ended September 30, 2011, income on BOLI included a $1.0 million death benefit claim.

Income Taxes - Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiary file a consolidated Federal income tax return.

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at September 30, 2012 and 2011, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Company is no longer subject to examination by taxing authorities for the years before October 1, 2008.

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

Stock Based Compensation - The Company currently has several stock based compensation plans in place for employees and directors of the Company. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense for the years ended September 30, 2012 and 2011 was $189,000 and $214,000, respectively. The tax benefit recognized related to the compensation expense for the years ended September 30, 2012 and 2011 was $16,000 and $22,000, respectively.

Earnings Per Share - Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested stock awards, and are determined using the treasury stock method. The number of options anti-dilutive that are excluded from the earnings per share calculation for the years ended September 30, 2012 and 2011 were 168,334 and 229,020, respectively. The weighted average shares outstanding used to calculate earnings per share were as follows:

	Year Ended September 30,
	2012	2011
Weighted average shares outstanding – basic	3,747,729	3,726,599
Increase in shares due to dilutive potential common shares	63,718	31,682

Weighted average shares outstanding – diluted	3,811,447	3,758,281

Other Comprehensive Income - The Company presents, as a component of comprehensive income, amounts from transactions and other events, which are currently excluded from the statement of income and are recorded directly to stockholders’ equity. The Company’s other comprehensive income consists of net unrealized holding gains or losses on securities available-for-sale, net of income taxes.

Subsequent Events - The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Reclassifications - Certain amounts in the prior period’s financial statements have been reclassified to conform with the current year classifications. The reclassifications had no effect on net income.

Recent Accounting Pronouncements - In April 2011, the FASB issued ASU 2011-03: Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU was effective for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of the Company’s securities with gross unrealized gains and losses, as of September 30, 2012 and 2011 are as follows:

Available for sale securities:	September 30, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$331	$106	$(49)	$388

Collateralized mortgage obligations	785	53	—	838

U.S. Government money market funds	10,462	—	—	10,462

Total Available for Sale Securities	$11,578	$159	$(49)	$11,688

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$355	$44	$(110)	$289

Collateralized mortgage obligations	785	21	—	806

U.S. Government money market funds	17,420	—	—	17,420

Total Available for Sale Securities	$18,560	$65	$(110)	$18,515

Held to maturity securities:	September 30, 2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’S)	$153,032	$8,020	$—	$161,052
Collateralized mortgage obligations	8,840	128	—	8,968
Municipal bonds	13,270	1,174	—	14,444
U.S. Government Agencies	51,876	198	—	52,074

Total Held to Maturity Securities	$227,018	$9,520	$—	$236,538

	September 30, 2011
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$124,576	$7,855	$—	$132,431
Collateralized mortgage obligations	25,165	118	(33)	25,250
Municipal bonds	16,022	814	(21)	16,815
U.S. Government Agencies	65,993	146	(54)	66,085

Total Held to Maturity Securities	$231,756	$8,933	$(108)	$240,581

All the Company’s mortgage-backed securities and collateralized mortgage obligations are residential. At September 30, 2012, the Bank held $8.8 million in Collateralized Mortgage Obligations (CMOs) of which $6.8 million were issued by Government Sponsored Enterprises and $2.0 million were privately-issued. These private label securities are adequately rated.

A summary of securities with unrealized losses, aggregated by category, at September 30, 2012 is as follows:

	Less than 12 Months		12 Months or Longer
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Collateralized mortgage obligations	$2,185	$—	$598	$—	$2,783	$—
U.S. Government Agencies	1,900	—	—	—	1,900	—

Subtotal debt securities	4,085	—	598	—	4,683	—
Equity securities	—	—	163	(49)	163	(49)

Total temporarily impaired securities	$4,085	$—	$761	$(49)	$4,846	$(49)

At September 30, 2012, debt securities in a gross unrealized loss position consisted of seven securities that at such date had an aggregate depreciation of 0.01% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will be required to sell such securities prior to the recovery of the amortized cost basis. Management does not believe any individual unrealized loss on debt securities as of September 30, 2012 represents an other-than-temporary impairment.

As of September 30, 2012, there were two equity securities in an unrealized loss position. Management evaluated the length of time and the extent to which the market value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may effect the future earnings potential. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment. There were no impairment charges on equity securities, during the years ended September 30, 2012 and 2011.

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

The following table sets forth the stated maturities of the investment and mortgage-backed securities at September 30, 2012. Money market funds and equity securities are not included in the table based on lack of maturity.

	September 30, 2012
(In Thousands)	Amortized Cost	Fair Value
Available for sale:
Due after five years through ten years	$785	$838

Total	$785	$838

Held to maturity:
Due in one year or less	$811	$845
Due after on year through five years	1,648	1,729
Due after five years through ten years	33,269	34,761
Due after ten years	191,290	199,203

Total	$227,018	$236,538

There was one sale of an investment security with proceeds totaling $58,000 and a gross gain of $34,000 during the year ended September 30, 2012.

There were no sales of investment or mortgage-backed securities during the year ended September 30, 2011.

Certain of the Company’s investment securities, totaling $16.6 million and $8.9 million at September 30, 2012 and 2011, respectively, were pledged as collateral to secure deposit sweep accounts and public deposits as required or permitted by law. Other securities totaling $55.7 million and $52.8 million at September 30, 2012 and 2011, respectively, were pledged for long-term advances of $50 million as described in Note 7.

4. LOANS RECEIVABLE

Loans receivable consists of the following:

	September 30,
(In Thousands)	2012	2011
Residential Mortgages	$312,126	$336,379
Construction	3,258	5,818
Home Equity	80,402	85,521
Commercial Mortgages	97,659	91,085
Commercial Business Loans	6,059	6,262
Consumer Non-Real Estate	1,272	1,136

Total	500,776	526,201
Undisbursed portion of loans in process	(1,362)	(3,401)
Deferred loan fees	(1,015)	(1,003)
Allowance for loan losses	(4,032)	(3,311)

Loans Receivable - net	$494,367	$518,486

At September 30, 2012 and 2011, the Company was servicing residential mortgage loans for others amounting to approximately $1.2 million and $1.7 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recognized over the life of the loan. The Company receives a servicing fee of 0.25% on sold loans, which totaled $14,000 as of September 30, 2012. These servicing fees are included in prepaid expenses and other assets on the statement of financial condition. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of approximately $5,000 and $7,000 at September 30, 2012 and 2011, respectively. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $34,000 and $0 for 2012 and 2011, respectively. This $34,000 increase in the net gain on sale of loans was result of new residential mortgage activity during 2012. Proceeds from the sale of residential mortgages were $796,000 and $0 for 2012 and 2011, respectively.

The Bank has had, and may be expected to have in the future, loan transactions in the ordinary course of business with directors, officers, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loans to related parties at September 30, 2012 and 2011, were approximately $692,000 and $736,000, respectively. Additional loans and repayments, net, for the year ended September 30, 2012, were $0 and $44,000, respectively.

The loans receivable portfolio is segmented into consumer and commercial loans. Consumer loans consist of the following classes: residential mortgage loans, construction loans, home equity loans and non-real estate consumer loans. Commercial loans consist of the following classes: commercial mortgages and commercial business loans. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012:

September 30, 2012

(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$305,352	$221	$5,343	$1,210	$312,126
Construction	3,258	—	—	—	3,258
Home Equity	80,081	—	321	—	80,402
Commercial Mortgages	85,206	4,463	7,990	—	97,659
Commercial Business Loans	6,059	—	—	—	6,059
Consumer Non-Real Estate	1,269	—	3	—	1,272

Total	$481,225	$4,684	$13,657	$1,210	$500,776

September 30, 2011
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential Mortgages	$333,243	$77	$2,417	$642	$336,379
Construction	5,818	—	—	—	5,818
Home Equity	85,285	50	186	—	85,521
Commercial Mortgages	80,615	10,343	—	127	91,085
Commercial Business Loans	6,162	100	—	—	6,262
Consumer Non-Real Estate	1,136	—	—	—	1,136

Total	$512,259	$10,570	$2,603	$769	$526,201

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2012 and for the year then ended:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,957	$1,967	$—	$1,339	$50
Construction	—	—	—	—	—
Home Equity	107	107	—	65	3
Commercial Mortgages	1,976	1,976	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	1	1	—	3	—

With an allowance recorded:
Residential Mortgages	$4,596	$4,628	$(685)	$2,563	$13
Construction	—	—	—	—	—
Home Equity	214	214	(109)	181	1
Commercial Mortgages	6,014	6,079	(748)	3,689	90
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	2	2	(2)	—	—

Total:
Residential Mortgages	$6,553	$6,595	$(685)	$3,902	$63
Construction	—	—	—	—	—
Home Equity	321	321	(109)	246	4
Commercial Mortgages	7,990	8,055	(748)	3,689	90
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	3	3	(2)	3	—

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and for the year then ended:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,526	$1,530	$—	$1,541	$87
Construction	—	—	—	—	—
Home Equity	77	77	—	77	—
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

With an allowance recorded:
Residential Mortgages	$1,533	$1,632	$(198)	$1,639	$28
Construction	—	—	—	—	—
Home Equity	109	109	(79)	111	2
Commercial Mortgages	—	—	—	—	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	—

Total:
Residential Mortgages	$3,059	$3,162	$(198)	$3,180	$115
Construction	—	—	—	—	—
Home Equity	186	186	(79)	188	2
Commercial Mortgages	127	232	—	194	—
Commercial Business Loans	—	—	—	—	—
Consumer Non-Real Estate	—	—	—	5	—

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and 2011:

September 30, 2012

(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$6,002	$5,004	$11,006	$301,120	$312,126	$47
Construction	—	—	—	3,258	3,258	—
Home Equity	169	53	222	80,180	80,402	—
Commercial Mortgages	58	5,653	5,711	91,948	97,659	—
Commercial Business Loans	—	—	—	6,059	6,059	—
Consumer Non-Real Estate	28	4	32	1,240	1,272	1

Total	$6,257	$10,714	$16,971	$483,805	$500,776	$48

September 30, 2011

(In Thousands)	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Residential Mortgages	$1,719	$2,771	$4,490	$331,889	$336,379	$—
Construction	—	—	—	5,818	5,818	—
Home Equity	467	100	567	84,954	85,521	15
Commercial Mortgages	4,180	127	4,307	86,778	91,085	—
Commercial Business Loans	—	—	—	6,262	6,262	—
Consumer Non-Real Estate	—	4	4	1,132	1,136	—

Total	$6,366	$3,002	$9,368	$516,833	$526,201	$15

The following table presents nonaccrual loans by classes of the loan portfolio for the year ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
(In Thousands)
Residential Mortgages	$5,041	$3,059
Home Equity	53	171
Commercial Mortgages	5,653	127
Consumer Non-Real Estate	4	—

Total	$10,751	$3,357

The following table provides the activity in the allowance for loan losses by loan class for the years ended September 30, 2012 and 2011 and the balance in the allowance for loan losses at September 30, 2012 and 2011 disaggregated on the basis of the Company’s impairment method by loan class along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology.

	September 30, 2012
(In Thousands)	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals

Beginning Balance, September 30, 2011	$871	$33	$431	$1,516	$214	$5	$241	$3,311
Charge-offs	(190)	—	—	—	—	(29)	—	(219)
Recoveries	—	—	—	—	—	10	—	10
Provisions	963	(33)	(80)	213	(149)	59	(43)	930

Ending balance, September 30, 2012	$1,644	$—	$351	$1,729	$65	$45	$198	$4,032

Ending balance:
Individually evaluated for impairment	$685	$—	$109	$748	$—	$2	$—	$1,544

Ending balance:
Collectively evaluated for impairment	$959	$—	$242	$981	$65	$43	$198	$2,488

Loans:
Ending balance:	$312,126	$3,258	$80,402	$97,659	$6,059	$1,272	$—	$500,776

Ending balance:
Individually evaluated for impairment	$6,553	$—	$321	$7,990	$—	$3	$—	$14,867

Ending balance:
Collectively evaluated for impairment	$305,573	$3,258	$80,081	$89,669	$6,059	$1,269	$—	$485,909

	September 30, 2011
(In Thousands)	Residential Mortgages	Construction	Home Equity	Commercial Mortgages	Commercial Business Loans	Consumer Non-Real Estate	Unallocated	Totals

Beginning Balance, September 30, 2010	$821	$7	$405	$906	$4	$22	$339	$2,504
Charge-offs	(224)	—	—	(105)	—	(14)	—	(343)
Recoveries	—	—	—	—	—	—	—	—
Provisions	274	26	26	715	210	(3)	(98)	1,150

Ending balance, September 30, 2011	$871	$33	$431	$1,516	$214	$5	$241	$3,311

Ending balance:
Individually evaluated for impairment	$198	$—	$79	$—	$—	$—	$—	$277

Ending balance:
Collectively evaluated for impairment	$673	$33	$352	$1,516	$214	$5	$241	$3,034

Loans:
Ending balance:	$336,379	$5,818	$85,521	$91,085	$6,262	$1,136	$—	$526,201

Ending balance:
Individually evaluated for impairment	$3,059	$—	$186	$127	$—	$—	$—	$3,372

Ending balance:
Collectively evaluated for impairment	$333,320	$5,818	$85,335	$90,958	$6,262	$1,136	$—	$522,829

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company identified three loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02, and as such, there are no retroactive disclosures required.

The following table summarizes information in regards to troubled debt restructurings for the twelve months ended September 30, 2012 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Commercial real estate	3	$4,632	$4,676

As indicated in the table above, the Company modified three commercial real estate loans with a recorded investment of $4.7 million during the twelve months ended September 30, 2012. As a result of the modified terms of the new loans, the Company extended the maturity on one of the three modified loans and modified the interest rate on the remaining two modified loans. The effective interest rate of the new terms of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans. One of the TDRs that were modified to extend the maturity date totaling $2.0 million subsequently defaulted.

5. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
(In Thousands)	2012	2011
Land	$3,277	$3,277
Buildings	10,291	10,278
Branch office in construction	—	32
Furniture, fixtures and equipment	5,623	5,448
Automobiles	60	60

Total	19,251	19,095
Less accumulated depreciation	(7,701)	(7,090)

Net	$11,550	$12,005

Depreciation expense for the years ended September 30, 2012 and 2011 amounted to approximately $611,000 and $615,000, respectively.

6. DEPOSITS

Deposits are summarized as follows:

	September 30,
	2012		2011
(Dollars in Thousands)	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Non-interest bearing checking accounts	$26,166	0.00%	$20,836	0.00%
NOW accounts	37,997	0.04	30,175	0.06
Interest bearing checking accounts	36,870	0.11	39,135	0.16
Money market deposit accounts	157,980	0.24	134,611	0.32
Passbook and club accounts	4,739	0.69	4,194	0.83
Certificate of deposit accounts	279,171	1.76	295,450	1.98

Total Deposits	$542,923	1.00%	$524,401	1.22%

At September 30, 2012, the amounts of scheduled maturities of certificate of deposit accounts were as follows:

For the year ended September 30:	2013	$120,215
	2014	78,037
	2015	33,360
	2016	31,919
	2017	15,640

Total		$279,171

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2012 and 2011 amounted to approximately $56.2 million and $61.5 million, respectively. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013 and was permanently increased to $250,000 in July 2010.

Interest expense on savings deposits is composed of the following:

	Year Ended September 30,
(In Thousands)	2012	2011

NOW, interest-bearing checking and MMDA accounts	$575	$602
Passbook and club accounts	56	49
Certificate accounts	5,186	6,837

Total	$5,817	$7,488

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company has a line of credit with the Federal Home Loan Bank of which none of the available $75.0 million was used at September 30, 2012 and 2011. The average balance outstanding on the line of credit for the years ended September 30, 2012 and 2011 was $34,000 and $918,000, respectively. The maximum amount outstanding at any time for 2012 and 2011 was $2.0 million and $7.5 million, respectively. The weighted average interest rate during 2012 and 2011 was .32% and 0.72%.

Long-term debt consists of the following:

		Amount		Weighted Average Rate
		2012	2011	2012	2011
		(Dollars in Thousands)
FHLB long-term debt:
Fixed rate advances maturing:

	2013	$15,455		3.69%
	2014	11,357		3.31%
	2015	16,931		3.85%
	2016	10,000		4.71%
	2017	35,000		4.57%
	2018	53,740		4.08%

Total FHLB long-term debt		142,483	200,194	4.11%	4.20%

Other long-term debt:
Fixed rate long-term debt maturing:
	2013	15,000		4.55%
	2014	15,000		4.80%
	2017	10,000		4.37%
	2018	10,000		3.29%

Total other long-term debt fixed		50,000	40,000	4.34%	4.60%

Total other long-term debt		$50,000	$50,000	4.34%	4.88%

Total long-term debt		$192,483	$250,194	4.17%	4.34%

Federal Home Loan Bank (FHLB) advances are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. In addition, there are four long-term advances from other financial institutions that are secured by investment and mortgage-backed securities totaling $50 million.

8. INCOME TAXES

The Company computes its reserve for bad debts under the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at September 30, 2012 and 2011 includes approximately $1,325,000 representing bad debt deductions for which no deferred income taxes have been provided.

The expense for income taxes differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2012		2011
(Dollars in Thousands)	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
At statutory rate	$2,444	34.0%	$2,465	34.0%
Adjustments resulting from:
Tax-exempt income	(394)	(5.5)	(803)	(11.1)
State tax-net of federal tax benefit	116	1.6	113	1.6
Other	(29)	(0.4)	80	1.1

Expense per consolidated statements of income	$2,137	29.7%	$1,855	25.6%

Income tax expense is summarized as follows:

	Year Ended September 30,
(In thousands)	2012	2011
Current	$2,502	$2,082
Deferred	(365)	(227)

Total Income Tax Expense	$2,137	$1,855

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	September 30,
(In thousands)	2012	2011
Deferred Tax Assets:
Deferred Loan Fees	$1	$2
Allowance for Loan Losses	1,371	1,126
Non-accrual interest	146	60
Unrealized loss on investment securities	—	15
Non-deductible capital losses	36	47
Securities impairment	156	156
Other	92	62

Sub-Total	1,802	1,468

Deferred Tax Liabilities:
Unrealized gain on investment securities	(37)	—
Properties and equipment	(823)	(839)

Sub-Total	(860)	(839)

Total	$942	$629

9. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of September 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2012
Tier 1 Capital (to assets)	$59,548	7.38%	$32,286	4.00%	$40,357	5.00%
Tier 1 Capital (to risk weighted assets)	59,548	13.12%	18,154	4.00%	27,231	6.00%
Total Capital (to risk weighted assets)	63,606	14.02%	36,307	8.00%	45,384	10.00%

At September 30, 2011
Tier 1 Capital (to assets)	$57,055	6.77%	$33,722	4.00%	$42,153	5.00%
Tier 1 Capital (to risk weighted assets)	57,055	12.23%	18,662	4.00%	27,993	6.00%
Total Capital (to risk weighted assets)	60,366	12.94%	37,325	8.00%	46,656	10.00%

The Company’s capital ratios are not significantly different than the Bank’s disclosed above.

10. RETIREMENT SAVINGS PLANS

The Company has a qualified 401 (k) retirement savings plan covering all full-time employees meeting certain eligibility requirements. Contributions for the plan are at the discretion of the Company’s Board of Directors. Compensation expense related to the plan was $445,000 and $432,000 for the years ended September 30, 2012 and 2011, respectively.

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

In January 2010, the stockholders approved the 2009 Stock Incentive Plan which provides 300,000 shares for the granting of incentive stock options, compensatory stock options, stock appreciation rights and share awards of restrictive stock. The number of shares available to be issued as share awards will not exceed 75,000 shares. There are 149,490 shares remaining for grant under this plan.

A summary of transactions under these plans follow:

	2012		2011
	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	502,798	$14.75	474,860	$14.52
Exercised	(18,716)	12.81	(19,800)	11.35
Canceled	(10,483)	15.12	(8,732)	12.71
Granted	60,418	14.84	56,470	15.15

Outstanding, end of year	534,017	$14.82	502,798	$14.75

Options exercisable, end of year	227,651	$16.55	200,850	$16.09

A summary of the exercise price ranges at September 30, 2012 and 2011 is as follows:

2012
Number of Option Shares	Exercise Price Range	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
2,200	$8.10-12.00	6.07	$11.88
363,483	12.01-16.00	6.80	13.53
168,334	16.01-18.00	3.06	17.63

534,017	$8.10-18.00	5.62	$14.82

2011
Number of Option Shares	Exercise Price Range	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
8,367	$8.70-12.00	2.05	$10.94
320,981	12.01-16.00	7.32	13.29
173,450	16.01-18.00	4.05	17.63

502,798	$8.70-18.00	6.10	$14.75

At September 30, 2012 and 2011, the aggregate intrinsic value of options outstanding was $1.1 million and $345,000, respectively. At September 30, 2012 and 2011, the aggregate intrinsic value of options exercisable was $173,000 and $89,000, respectively. For the years ended September 30, 2012 and 2011, the aggregate intrinsic value of options exercised was $68,000 and $72,000, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2012. This amount changes based on changes in the market value of the Company’s common stock.

The weighted average fair value of stock options granted in the years ended September 30, 2012 and 2011 was $1.53 and $1.79, respectively, and was estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions while the market price of the Company’s common stock at the date of grant is used for restricted stock awards:

	Year Ended September 30,
	2012	2011
Risk free interest rate of return	1.43%	1.99%
Expected option life	84 months	84 months
Expected volatility	17.50%	19.46%
Expected dividends	5.12%	5.02%

The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Stock based compensation expense related to stock options for the years ended September 30, 2012 and 2011 was $189,000, or $180,000 net of tax, and $214,000, or $185,000 net of tax, respectively. As of September 30, 2012, there was approximately $164,000 of total unrecognized compensation cost related to non-vested stock options under the plans.

On November 12, 2010, 2,822 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $15.15 per share. The restricted stock awarded vest 20% annually beginning November 14, 2011. On November 3, 2011, 3,006 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $14.84 per share. The restricted stock awarded vest 33% annually beginning November 4, 2012. During the years ended September 30, 2012 and 2011, $38,000 and $20,000, respectively in compensation expense was recognized in regard to these restricted stock awards. At September 30, 2012, there was $30,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3 years. Restricted stock award activity for the year ended September 30, 2012 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	2,822	$15.15
Granted	3,006	14.84
Forfeited	—	—
Vested	(565)	15.15

Unvested restricted stock, end of year	5,263	$14.97

The Company also has established an Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions would then be used to purchase stock during an offering period determined by the Company’s Salary and Benefits Committee. The purchase price of the stock would be the lesser of 85% of the market price on the first day or the last day of the offering period. During 2012 and 2011, no shares were issued to employees, respectively. At September 30, 2012 and 2011, there were 53,583 shares available for future purchase. The Company suspended participation in the Purchase Plan in March 2005 and the plan is not currently active.

12. COMMITMENTS

At September 30, 2012, the Company had approximately $9.2 million in outstanding commitments to originate mortgage loans, of which $1.4 million were fixed rates ranging from 3.75% to 5.75%, $3.0 million were adjustable rates ranging from 3.75% to 4.25%, and $4.8 million were mortgage loans held for sale ranging from 3.25% to 4.00%. The unfunded home equity line of credit commitments at September 30, 2012 were $55.3 million. The Company had $664,000 and $2.0 million of committed commercial and consumer loans, respectively at September 30, 2012. In addition, the Company had $6.2 million of unused commercial lines of credit at September 30, 2012. The amounts of undisbursed portions of loans in process at September 30, 2012 were $1.4 million. The Company had a total of $206,000 in standby letters of credit. Also, at September 30, 2012, the Company had no outstanding futures or options positions.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued is not material.

The Company leases land for two of its branch offices. Minimum rental commitments for the next five years at September 30, 2012, are summarized below:

	Fiscal Year	Rental Amount
		(In Thousands)
	2013	$133
	2014	139
	2015	142
	2016	144
	2017	150

Total		$708

13. LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

14. RESTRICTED RETAINED EARNINGS

At the time of conversion to a stock savings bank, in 1987, the Bank established a liquidation account in an amount equal to the Bank’s net worth as reflected in the latest consolidated statement of financial condition of the Bank contained in the offering circular utilized in the conversion. The function of the liquidation account is to establish a priority on liquidation and, except with respect to the payment of cash dividends on, or the re-purchase of, any of the common stock by the Bank, the existence of the liquidation account will not operate to restrict the use or application of any of the net worth accounts of the Bank. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to receive a pro rata distribution from the liquidation account, based on such holder’s proportionate amount of the total current adjusted balances from deposit accounts then held by all eligible account holders, before any liquidation distribution may be made with respect to stockholders. The liquidation account was approximately $2,300,000 at September 30, 2012. Furthermore, the Company may not repurchase any of its stock if the effect thereof would cause the Company’s net worth to be reduced below (i) the amount required for the liquidation account or (ii) the regulatory capital requirements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and 2011 are as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2012
Available for sale securities:

Equity securities	$388	$388	$—	$—
U.S. Government money market funds	10,462	10,462	—	—
Collateralized mortgage obligations	838	—	838	—

Total	$11,688	$10,850	$838	$—

September 30, 2011
Available for sale securities:

Equity securities	$289	$289	$—	$—
U.S. Government money market funds	17,420	17,420	—	—
Collateralized mortgage obligations	806	—	806	—

Total	$18,515	$17,709	$806	$—

There were no transfers in and out of Level 1 and Level 2 fair value measurements for the year ended September 30, 2012.

For assets measured at fair value on a non recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and 2011 are as follows (in thousands):

Description	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired Loans	$9,282	$—	$—	$9,282

Totals	$9,282	$—	$—	$9,282

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired Loans	$1,365	$—	$—	$1,365
Foreclosed Real Estate	196	—	—	196

Totals	$1,561	$—	$—	$1,561

The following valuation techniques were used to measure fair value of the Company’s financial instruments in the tables above and below.

The following table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2012
Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (3)

Impaired loans	$9,282	Fair Value of Collateral (1)	Appraised Value (2)	10% - 38% (25%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include level 3 inputs that are no identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

The significant unobservable inputs for impaired loans are the appraised value or an agree upon sales price. These values are adjusted for estimated costs to sell which are incremental direct costs to transact a sale such as broker commission, legal fees, closing costs and title transfer fees. The costs must be considered essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with the Company’s actual sales of other real estate owned which are assessed annually.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and 2011.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the statement of financial condition for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The Company currently holds U.S. Government money market funds and Equity securities both of which are classified as Level 1, because quoted prices are available for these securities in an active market.

The Bank’s investment portfolio is maintained by FTN Financial. FTN Financial utilizes interactive Data Corporation (IDC) as their primary source for security valuations. IDC is not affiliated with or owned by a securities broker, dealer or underwriter, nor is it actively involved in the business of investment management or securities trading. Some of the major asset classes that IDC provides pricing and market inputs are as follows: U.S. Agency/Government Sponsored Enterprise (GSE) issues, U.S. high grade municipal issues, and U.S. Structured Securities Agency/GSE Collateralized Mortgage Obligation issues. The methodology used to price the above asset classes include: broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs. Market inputs used to help determine the fair value hierarchy include but not limited to: security characteristics, ratings updates, prepayment schedules; cash flows and yield to maturity. Based on these methodologies employed by IDC; FTN Financial and HSB considers these evaluations level 2 in reference to ASC 820 with the exception of inactive markets. There are no securities in an inactive environment.

Loans Receivable (Carried at Cost)

The fair values of loans, excluding impaired loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of this restricted investment in bank stock approximates fair value, and considers the limited marketability of this security.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates their fair value.

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

Off-Balance Sheet financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remain terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet finer instruments are not considered material as of September 30, 2012 and 2011.

The estimated fair value amounts have been determined by the Company using available market information appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret the data to develop the estimates.

The carrying amounts and estimated fair values of all the Company’s financial instruments as of September 30, 2012 and 2011 are as follows:

			Fair Value Measurements at September 30, 2012
(In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash and cash equivalents	$23,586	$23,586	$23,586	$—	$—
Securities held to maturity	227,018	236,538	—	236,538	—
Securities available-for-sale	11,688	11,688	10,850	838	—
Loans held for sale	3,515	3,649	—	3,649	—
Loans receivable – net	494,367	525,578	—	—	525,578
Federal Home Loan Bank stock	10,165	10,165	—	10,165	—
Accrued interest receivable	2,638	2,638	—	2,638	—

Liabilities:
Checking, passbook, club and NOW deposit accounts	105,772	105,772	105,772	—	—
Money Market deposit accounts	157,980	157,980	157,980	—	—
Certificate of deposit accounts	279,171	289,471	—	289,471	—
Borrowings	192,483	252,387	—	252,387	—
Accrued interest payable	929	929	—	929	—

Off balance sheet financial instruments	—	—	—	—	—

			Fair Value Measurements at September 30, 2011
(In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash and cash equivalents	$22,582	$22,582	$22,582	$—	$—
Securities held to maturity	231,756	240,581	—	240,581	—
Securities available-for-sale	18,515	18,515	17,709	806	—
Loans receivable - net	518,486	543,732	—	—	543,732
Federal Home Loan Bank stock	13,110	13,110	—	13,110	—
Accrued interest receivable	2,847	2,847	—	2,847	—

Liabilities:
Checking, passbook, club and NOW deposit accounts	94,340	94,340	93,340	—	—
Money Market deposit accounts	134,611	134,611	134,611	—	—
Certificate of deposit accounts	295,450	303,290	—	303,290	—
Borrowings	250,194	276,735	—	276,735	—
Accrued interest payable	1,315	1,315	—	1,315	—

Off balance sheet financial instruments	—	—	—	—	—

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial statements of Harleysville Savings Financial Corporation are as follows:

(In Thousands)	September 30,
Condensed Statements of Financial Condition	2012	2011
Assets
Cash	$194	$77
Investment in subsidiary	59,647	57,098

Total Assets	$59,841	$57,175

Liabilities & Stockholders’ Equity
Other liabilities	$105	$93
Stockholders’ equity	59,736	57,082

Total Liabilities & Stockholders’ Equity	$59,841	$57,175

	For the Year Ended September 30,
Condensed Statements of Income:	2012	2011

Equity in income of subsidiary	$5,658	$5,947
Other expense	605	552

Net income	$5,053	$5,395

	For the Year Ended September 30,
Condensed Statements of Cash Flows	2012	2011

Net income	$5,053	$5,395
(Decrease) increase in other liabilities	12	9
Income of Harleysville Savings Bank	(5,658)	(5,947)

Net cash used by operating activities	(593)	(543)

Investing activities:
Dividends received from subsidiary	3,400	2,400

Net cash provided by investing activities	3,400	2,400

Financing activities:
Acquisition of treasury stock	(1,679)	—
Treasury stock delivered under ESOP	990	—
Sale of treasury stock delivered under employee stock plans	240	372
Dividends paid	(2,241)	(2,214)

Net cash used in financing activities	(2,690)	(1,842)

Net increase in cash and cash equivalents	117	15

Cash and cash equivalents at the beginning of the period	77	62

Cash and cash equivalents at the end of the period	$194	$77

17. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for the years ended September 30, 2012 and 2011 is as follows: (in thousands, except per share data)

	2012				2011
	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
(In Thousands)

Interest Income	$9,005	$8,736	$8,599	$8,194	$9,430	$9,291	$9,494	$9,358
Interest Expense	3,967	3,955	3,691	3,483	4,975	4,764	4,736	4,559

Net Interest Income	5,038	4,781	4,908	4,711	4,455	4,527	4,758	4,799
Provision for loan losses	250	255	255	170	150	175	165	660

Net interest income after provision for loan losses	4,788	4,526	4,653	4,541	4,305	4,352	4,593	4,139
Gain on sale of investments	—	—	34	—	—	—	—	—
Gain on sales of loans	—	—	—	34	—	—	—	—
Bank owned life insurance income	122	121	121	122	123	121	1,163	141
Other Income	449	341	443	382	378	311	356	393

Other expense	3,298	3,413	3,385	3,392	3,161	3,340	3,385	3,239

Income before income taxes	2,061	1,575	1,866	1,687	1,645	1,444	2,727	1,434
Income tax expense	697	354	555	531	429	350	739	337

Net income	$1,364	$1,221	$1,311	$1,156	$1,216	$1,094	$1,988	$1,097

Per Common Share:

Earnings per share - basic	$0.36	$0.33	$0.35	$0.31	$0.33	$0.29	$0.53	$0.29
Earnings per share - diluted	$0.36	$0.32	$0.34	$0.30	$0.33	$0.29	$0.53	$0.29

Earnings per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2012. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the year ended September 30, 2012 to be held in January 2013 (the “Proxy Statement”).

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

The following table sets forth certain information for all equity compensation plans of the Company and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	534,017	14.82	149,490

Equity compensation plans not approved by security holders	—	—	—

Total	534,017	$14.82	149,490

Item 13.	Certain Relationships and Related Transactions and Directors Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Relationship with Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    (1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of September 30, 2012 and 2011

Consolidated Statements of Income for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amended and Restated Bylaws	(1)

4.0	Common Stock Certificate	(2)

10.1	1995 Stock Option Plan*	(3)

10.2	Amended and Restated 2000 Stock Option Plan*	(4)

10.3	Amended and Restated 2005 Stock Option Plan*	(4)

10.4	2009 Stock Incentive Plan*	(5)

10.5	Profit Sharing Incentive Plan*	(3)

10.6	Amended and Restated Employment Agreement among the Company, the Bank and Ronald B. Geib*	(4)

10.7	Form of Change in Control Agreement among Harleysville Savings Financial Corporation, Harleysville Savings Bank and each of Brendan J. McGill, Stephen J. Kopenhaver, Adrian D. Gordon and Sheri Strouse*	(6)

22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Denotes management compensation plan or arrangement.
**	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed file for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 17, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2000.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, filed with the SEC on December 23, 2003.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2008.
(5)	Incorporated by reference to the Company’s definitive proxy statement filed with the SEC on December 18, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE SAVINGS
FINANCIAL CORPORATION

December 17, 2012	By:	/s/ Ronald B. Geib
Ronald B. Geib
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Edward J. Molnar	Chairman of the Board	December 17, 2012
Edward J. Molnar

/s/ Ronald B. Geib	President and Chief Executive Officer (principal executive officer)	December 17, 2012
Ronald B. Geib

/s/ Brendan J. McGill Brendan J. McGill	Executive Vice President, Chief Operating and Financial Officer (principal financial and principal accounting officer)	December 17, 2012

/s/ Sanford L. Alderfer	Director	December 17, 2012
Sanford L. Alderfer

/s/ Mark R. Cummins	Director	December 17, 2012
Mark R. Cummins

/s/ Thomas D. Clemens	Director	December 17, 2012
Thomas D. Clemens

/s/ Charlotte A. Hunsberger	Director	December 17, 2012
Charlotte A. Hunsberger

/s/ George W. Meschter	Director	December 17, 2012
George W. Meschter

/s/ James L. Rittenhouse	Director	December 17, 2012
James L. Rittenhouse